Form 10QSB
period 1996-03-31
CINEMA RIDE INC
filed 1996-05-14
CIK 925956

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            _______________________

                                  FORM 10-QSB

(MARK ONE)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to__________

          Commission File Number  0-24592
                                  -------

                                CINEMA RIDE, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 95-4417467
     -------------------------------                ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

         12001 VENTURA PLACE, STUDIO CITY, SUITE 340, CALIFORNIA 91604
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (818) 761-1002
              (Registrant's telephone number, including area code)

 ................................................................................
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or give such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

As of May 10, 1996, there were 4,570,000 outstanding shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format:   Yes              No     X
                                                     -------         --------

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                             FOR THE QUARTER ENDED
                                 MARCH 31,  1996
                       ==================================

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of March 31, 1996, and as of
         December 31, 1995.                                                 3

         Statements of Operations for the three months ended
         March 31, 1996, and March 31, 1995.                                5

         Statements of Cash Flows for the three months ended
         March 31, 1996, and March 31, 1995.                                6

         Summary of Accounting Policies

         Notes to Financial Statements.                                     9


Item 2.  Management Discussion and Analysis of Financial Condition and
         Results of Operations                                              9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

         Signatures                                                        14


                        PART I - FINANCIAL INFORMATION
                        ITEM 1 -  FINANCIAL STATEMENTS

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1996, AND DECEMBER 31, 1995
                    =====================================



                                     ASSETS

                                                     March 31,     December 31,
                                                        1996           1995
                                                    ------------   -------------
                                                    (unaudited)      (audited)

Current assets:
 Cash and cash equivalents                           $  232,748      $  144,539
 Inventories                                             64,419          45,806
 Prepaid Expenses                                       107,750         141,367
 Other Receivables                                       16,297          21,154
                                                     ----------      ----------

Total current assets                                    421,214         352,866
                                                     ----------      ----------

Property and equipment:
 Office Equipment and furniture                         105,444         104,094
 Equipment under capital lease                          139,474         139,474
 Leasehold improvements                               1,108,821       1,076,097
 Theater and film equipment                           1,656,546       1,693,129
 Theater and film equipment under construction        1,582,364       1,521,414
                                                     ----------      ----------
                                                      4,592,649       4,534,208
 Less accumulated depreciation and
  amortization                                         (490,052)       (291,679)

Total property and equipment (net)                    4,102,597       4,242,529
                                                     ----------      ----------
Film library:
 Film projects under development                        269,872         259,411
 Film library, net                                      531,765         542,787
                                                     ----------      ----------

Total films, net                                        801,637         802,198
                                                     ----------      ----------

Receivable from officers                                102,000         100,000

Deferred lease costs and other assets (net)             319,471         317,112
                                                     ----------      ----------

Total assets                                         $5,746,919      $5,814,705
                                                     ==========      ==========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                     MARCH 31, 1996, AND DECEMBER 31, 1995
                     =====================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,   December 31,
                                                    1996          1995
                                                  ---------   ------------
                                                 (unaudited)    (audited)
Current liabilities:
 Accounts payable and accrued expenses             $711,046       $517,765
 Current portion of capital lease obligation         16,000         13,485
 Current portion of notes payable (Note 1)            7,212              -
                                                -----------    -----------
Total current liabilities                           734,258        531,250
                                                -----------    -----------

 Obligation under capital lease                      92,316         97,989
 Long term portion of notes payable (Note 1)         32,448              -
                                                -----------    -----------

Total long term liabilities                         124,764         97,989

Total liabilities                                   859,022        629,239

Commitments and contingency (Note 1)

Stockholders' equity
 Preferred stock, $.01 par value, 500,000
   shares authorized, none issued                         -              -
 Common stock, $.01 par value, 10,000,000
   shares authorized, 4,570,000 shares
   issued and outstanding                            45,700         45,700
 Additional paid-in-capital                       8,376,984      8,363,638
 Accumulated deficit                             (3,534,787)    (3,223,872)
                                                -----------    -----------
Total stockholders' equity                        4,887,897      5,185,466
                                                -----------    -----------

Total liabilities and stockholders' equity      $ 5,746,919    $ 5,814,705
                                                ===========    ===========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND MARCH 31, 1995
         =============================================================
                                  (UNAUDITED)


                                                  Three Months    Three Months
                                                      Ended           Ended
                                                    March 31,       March 31,
                                                      1996            1995
                                                  -------------   -------------

Revenues                                            $  609,745      $  445,023

Selling, general and administrative expenses           677,213         730,263
Depreciation and amortization                          242,103          81,656
                                                    ----------      ----------

Total expenses                                         919,316         811,919
                                                    ----------      ----------

Loss from operations                                  (309,571)       (366,896)
                                                    ----------      ----------
Other income (expense)
 Interest expense                                       (6,861)              -
 Interest income                                         2,588          29,486
                                                    ----------      ----------
Net (loss) income                                   $ (313,844)     $ (337,410)
                                                    ----------      ----------

Net Loss per common share                               $(0.07)         $(0.07)
                                                    ==========      ==========

Weighted Average common shares outstanding           4,570,000       4,505,000
                                                    ==========      ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1996 & MARCH 31, 1995
               ==================================================
                                  (UNAUDITED)

                                                    Three Months    Three Months
                                                        Ended           Ended
                                                      March 31,       March 31,
                                                        1996            1995
                                                    -------------   -----------

Cash flows from operating activities:
 Net loss                                            $(313,844)     $ (337,410)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
 Depreciation and amortization                         242,103          81,656
 Issuance of warrants for services rendered             13,346               -
 Increase (decrease) from changes in:
   Inventory                                           (18,613)         23,279
   Prepaid expenses                                     33,617          11,273
   Other receivables                                     2,857          (4,326)
   Obligation under capital lease                       (3,158)              -
   Accounts payable and accrued expenses               193,281         147,606
                                                     ---------      ----------

Net cash provided (used) by operating activities       149,589         (77,922)
                                                     ---------      ----------

Cash flows from investing activities:
 Capital expenditures for
  Office furniture and equipment                        (1,350)        (17,714)
  Leasehold Improvements                               (32,724)        (18,571)
  Theater and film equipment                            (2,645)        (83,886)
  Theater and film equipment under construction        (60,950)       (639,880)
  Film production costs                                (25,050)         (9,082)
  Film production costs under development              (10,461)        (30,537)
  Deferred lease costs                                 (10,000)         (4,546)
  Proceeds from insurance for equipment                 39,228               -
  Organization costs and other assets                    2,912             (20)
                                                     ---------      ----------

Net cash used in investing activities                 (101,040)       (804,236)
                                                     ---------      ----------

Cash flows from financing activities:
 Proceeds from note payable                             39,660               -
                                                     ---------      ----------

Net cash provided in financing activities               39,660               -
                                                     ---------      ----------

Net decrease in cash                                    88,209        (882,158)

Cash at beginning of period                            144,539       3,511,754
                                                     ---------      ----------

Cash at end of period                                $ 232,748      $2,629,596
                                                     =========      ==========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1996 & MARCH 31, 1995
               ==================================================
                                  (UNAUDITED)



Supplemental Disclosure of Cash Flow Information

Cash paid for income taxes                              $  -0-        $  800
                                                        =======       ======

Cash paid during the period for interest                $ 6,861       $  -0-
                                                        =======       ======

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES
                       THREE MONTHS ENDED MARCH 31, 1996
                       =================================

Basis of presentation
- - ---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Cinema Ride, Inc. (the "Company") as of March 31, 1996, and December 31, 1995, and the results of its operations and statements of cash flows for each of the three months ended March 31, 1996, and March 31, 1995, in conformity with generally accepted accounting principles applied on a consistent basis. Unless the context otherwise requires, references to the "Company" in this report refer to Cinema Ride, Inc. and its consolidated subsidiaries.

The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1996.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto incorporated in reference in the 1996 Annual Report on Form 10-KSB.

Organization
- - ------------

The Company was incorporated in Delaware in April 1993. The Company is in the business of developing and operating rides consisting of motion simulator attractions ("attractions" or "rides") and filmed entertainment ("ride films") which combine video-projected three-dimensional ("3-D") action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized seating platforms that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of two facilities. The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall which is located between Caesars Palace Hotel & Casino ("Caesars Palace") and the Mirage Hotel in Las Vegas, Nevada. The second facility (the "West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The Company expects to open, subject to the completion of financing, a motion simulator attraction in the near future at Times Square in New York City, New York (the "Times Square Facility") which will consist of three capsules. The Company's executive offices are located in Studio City, California.

Property and equipment
- - -----------------------

Property and equipment are stated at cost. Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets which range from five to ten years. Amortization of tenant improvements is provided using the straight-line method over the lower of the estimated useful lives of the assets or the lease term which range from five to ten years.

Film Production Costs
- - ---------------------

Film production costs are stated at the lower of amortized cost or market. Upon completion, film production costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly.

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES
                       THREE MONTHS ENDED MARCH 31, 1996
                       =================================
                                  (CONTINUED)


Deferred Lease Costs
- - --------------------

Deferred lease costs represent amounts paid in connection with the successful negotiation of the Company's leases. Costs are amortized on a straight-line basis over the term of the leases.

Pre-opening Costs
- - -----------------

The Company capitalizes pre-opening costs incurred in connection with potential new locations. These costs are amortized over the twelve months following commencement of operations, or charged to expense when the project is abandoned. At March 31, 1996, pre opening costs of $134,432 are included in other assets primarily relating to the Times Square Facility.

Foreign Currency Translation
- - ----------------------------

Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at the prevailing exchange rates. The effects of translation are recorded in the cumulative translation component of shareholder's equity.

Income Taxes
- - ------------

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards 109 (SFAS109"), Accounting for Income Taxes. Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes and result primarily from differences in methods used to amortize production costs.

Loss Per Share
- - --------------

Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

Statement of Cash Flows
- - -----------------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Accounting Estimates
- - --------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - LOAN FROM BANK

    On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent . The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Company. The lender has first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Company other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties.

ITEM 2.  PLAN OF OPERATION

  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 -------------------------------------------------------------------------
OPERATIONS
- - -----------

    Although the Company was formed in April 1993, operations of the Company did not commence until October 1994 when the Las Vegas Facility was opened. The Company opened its second location, the West Edmonton Facility, in August 1995.

RESULTS OF OPERATIONS
- - ---------------------

QUARTER ENDED MARCH 31, 1996 VS. QUARTER ENDED MARCH 31, 1994:

Revenues increased by 37% or $164,722, from $445,023 in 1995 to $609,745 in
1996. The increase is mainly due to the opening of the West Edmonton Mall Facility in August 1995 which contributed approximately $56,000 in revenues during the quarter. In addition, the Company raised the price of a single ticket to six dollars from four dollars. However, the average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. The Company has been successful in marketing the sale of multiple features tickets which had a positive contribution to revenues.

Selling, general and administrative expenses decreased by 7% or $53,050, from $730,263 in 1995 to $677,213 in 1996. This decrease is due to 1) a decrease in expenses at the Las Vegas Facility of approximately $116,000 (from approximately $406,000 in 1995 to approximately $290,000 in 1996) relating primarily to decreases in wages, advertising, and administrative expenses (accounting for approximately $107,000 of the $116,000 decrease), 2) a decrease in corporate expenses by approximately $600 during the current quarter due to a decrease of approximately $95,000 in professional fees in the current quarter which was offset by an increase of approximately $94,400 in salaries due to the hiring of additional accounting, administrative and sales personnel, as well as increases in rent and other administrative expenses, and 3) an increase in overall expenses of approximately $63,000 due to the opening of the West Edmonton Mall Facility in August 1995.

Depreciation and amortization increased by 196% or $160,447, from $81,656 in 1995 to $242,103 in 1996 due to the opening of the West Edmonton Mall Facility in August 1995 which contributed to an increase of approximately $41,000, and due to the Company non recurring write down of the life of certain projection equipment from ten to two years which contributed an additional $114,000 in depreciation during the quarter.

Interest expense increased by 100% or $6,861 mostly due to the Company's financing of its leased equipment.

Interest income decreased by 91% or $26,898, from $29,486 in 1995 to $2,588 in 1996 mainly due to interest earned on the proceeds from the Company's public offering.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

    Net cash provided in operating activities was $149,589 during the quarter ended March 31, 1996, as compared to the cash used in operating activities of $77,922 for the same period during the prior year. The increase of $227,511 was primarily due to an increase in depreciation and amortization of $160,447 and an increase in accounts payable and accrued expenses of $45,675.

    Net cash used in investing activities decreased by $703,196, from $804,236 in 1995 to $101,040 in 1996. The decrease is primarily due to payments made by the Company to complete the construction of its capsules during the prior year.

    Net cash provided by financing activities increased by $39,660, due to the Company's obtaining a loan from a Canadian bank during the quarter ended March 31, 1996 as described more fully below.

    The Company has relied on the proceeds of sales of Common Stock and Redeemable Warrants to provide it with the cash necessary to develop its facilities and ride films and to operate its business.

    On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent. The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Company. The lender has first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Company other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties.

    The Company is currently attempting to obtain the necessary funds to complete the Times Square Facility through debt or equipment financing. As of March 31, 1996, the Company had incurred costs of approximately $1,350,000 relating to the Times Square Facility. These costs include the construction of the motion simulators, costs of securing the lease, and costs relating to
getting the facility ready to commence construction.   To date the Company has
not secured the financing required to fund the projected additional costs of approximately $1,000,000. The lease requires that the Company open its operations by June 1, 1996. There can be no assurance that the Company will be successful in obtaining the required financing to complete the construction, improvements, and commence operations prior to the due date. During April 1996, the Company was granted the necessary permits to commence construction of the Times Square Facility.

    As of March 31, 1996, the Company had commitments to purchase five capsules, three of which are designated for the Times Square Facility, and the remaining two capsules designated for the Company's own use to operate or for sales to third party. As of March 31, 1996, approximately $110,000 remains unpaid relating to the construction of the remaining five capsules, which will become due upon installation and acceptance. As of March 31, 1996, the Company has accrued $66,000 of this commitment relating to the completion of the Times Square Facility.

    The Company is currently in production of a ski and snowboard film which is being produced by Warren Miller Entertainment. As of March 31, 1996, the Company anticipates an additional $70,000 in expenses relating to the production of this film, of which $60,000 has been accrued by the Company. The film is
scheduled to be released in the Summer of 1996.   The Company is currently
performing additional work on its previously released films adding more special effects and reworking some scenes. As of March 31, 1996, the Company anticipates additional expenditures of approximately $70,000 relating to the completion of this rework, of which the Company has accrued approximately $25,000.

    During February 1996, the Company issued a vendor 13,346 warrants in exchange for services rendered. Each warrant entitles the holder to purchase one share of the Company's common stock at $.75 per share (the then fair market value).

    At March 31, 1996, the Company had a negative working capital of $313,044. The Company has and is continuing to take steps to reduce its expenses without impacting its operations. Management believes that the existing funds, combined with the Company's ability to generate cash from its operations and through lease financing of the Company's existing equipment, will be adequate to finance current levels of activity. Additional funds will be required to finance the opening of additional locations. There can be no assurance that the Company will be successful in obtaining the necessary funds to finance the opening of any additional locations.

COMPANY OUTLOOK:

IDENTIFY AND DEVELOP NEW SITES FOR ATTRACTIONS

    The Company is currently seeking additional locations for attractions. The Company's goal is to open approximately three more facilities over the next two years. In general, the Company will attempt to locate sites for its attractions
(I) which are in large metropolitan areas or which are at tourist destinations which attract more than three million persons per year, (ii) at which the Company can lease high-profile, high-traffic space at a reasonable cost, (iii) which are in areas with a large number of permanent residents and which do not have extreme seasonal attendance patterns, and (iv) which are at or near other complementary tourist attractions.

    The Company believes that each new attraction will take approximately four to six months from lease execution to commencement of operations. Total cost of developing new attractions, including construction, fixtures, equipment and start-up costs after completion are estimated to be approximately $1,250,000 per two-capsule site. These costs will vary depending on the leased space, the scope of any tenant improvements required to be performed by the Company in connection with leasing a given location and the number of capsules installed, as well as the size and location of the planned attraction.

    The Company anticipates that three more locations will be added in the next two years, with each location consisting of at least two capsules, at a cost of at least $1,250,000 per location. Accordingly, the Company expects to spend approximately an additional $3,750,000 on the acquisition and installation of three more locations in the next two years. In addition to the costs of the equipment necessary to establish a new attraction location, the Company expects to add approximately thirty employees per each additional two-capsule location that it owns and operates.

    In order to reduce the out-of-pocket costs in the development of attractions, the Company may also explore joint venture arrangements with third parties. The Company and its co-venturer would then split the revenues and profits from the attraction based on their respective contributions to the venture.

    SIMULATOR SALES / JOINT VENTURES,  AND RIDE FILM LEASING

    The Company intends to actively pursue the sale or joint venturing of simulator equipment to property owners and businesses that wish to operate attractions of their own. The sale of simulators to third parties would provide the Company with an additional source of revenues and profits with a lower degree of risk than is associated with owning and operating systems. Additional revenues would be generated from the leasing of the Company's library of ride films to purchasers of the Company's simulators or to operators of already existing simulators. The Company does not intend to sell simulators or ride films into markets in which it expects to operate its own attractions.

    It is expected that the Company's management will continue to be responsible for the marketing of the Company's simulators and ride films for sale and/or leasing. However, the Company has retained the services of a sales representative to locate potential purchasers of simulators and licensees of ride films.

    The Company is currently considering opening and operating entertainment centers in several shopping malls and other locations across the country. The entertainment centers will consist of, in addition to the Company's own simulator equipment, other entertainment attractions and games, as well as offering a food and beverage area. The Company may decide to sublease part of these entertainment centers to third parties to operate. The concept of opening and operating entertainment centers by the Company is in its preliminary planning stage.

    SEASONALITY OF BUSINESS

    Because of the seasonal nature of tourist traffic, attendance patterns at attractions may be highly seasonal. The nature and degree of this seasonality will vary among attractions depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities will be the highest in June through September -- the height of the tourist season -- and lowest during January and February. The West Edmonton Facility is more effected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the Winter months in Alberta, Canada. As a result, the Company's results of operations at its facilities will depend upon sales generated from the peak tourist periods and any significant decrease in sales for such periods could have a material adverse effect upon the Company's operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) EXHIBITS

The following exhibits are submitted herewith:

   NUMBER                                    DESCRIPTION
   ------                                    -----------
     27                                      Financial Data Schedule

(B)   REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CINEMA RIDE, INC.


                                         BY:   /S/ MITCH FRANCIS
                                               -------------------------
                                               MITCH FRANCIS, PRESIDENT


    SIGNATURE                                              DATE
    ---------                                              ----



/S/ MITCH FRANCIS                                      May 10, 1996
- - ------------------------                               ------------
Mitch Francis
Chairman of the Board, President, Chief
Executive Officer and Director (principal
executive officer)

/S/ GARY H. PACKMAN                                    May 10, 1996
- - ------------------------                               ------------
Gary H. Packman
Chief Operating Officer, Executive Vice
President, Secretary, Treasurer and Director

/S/ TOUFIC R. BASSIL                                   May 10, 1996
- - ------------------------                               ------------
Toufic R. Bassil
Chief Financial Officer
(principal financial officer,
principal accounting officer).