Form 10QSB
period 1996-06-30
CINEMA RIDE INC
filed 1996-08-19
CIK 925956

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            _______________________

                                  FORM 10-QSB

     (MARK ONE)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to__________

          Commission File Number  0-24592
                                 ---------

                               CINEMA RIDE, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                95-4417467
- --------------------------------------          -----------------------
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

                             Yes   X       No
                                 -----        -----

As of August 14 1996, there were 4,600,000 outstanding shares of common stock, par value $0.01 per share.
Transitional Small Business Disclosure Format:   Yes              No    X
                                                     -----           -------

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB
                             FOR THE QUARTER ENDED
                                JUNE 30,  1996
                      ==================================



PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Balance Sheets as of June 30, 1996, and as of
          December 31, 1995.                                                   3

          Statements of Operations for the three months and
          six months ended June 30, 1996, and June 30, 1995.                   5

          Statements of Cash Flows for the six months ended
          June 30, 1996, and June 30, 1995.                                    6

          Summary of Accounting Policies                                       8

          Notes to Financial Statements.                                      10

Item 2.   Management Discussion and Analysis of Financial
          Condition and Results of Operations                                 10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 4.   Submission to Matters to a Vote of Security Holders                 14

Item 6.   Exhibits and Reports on Form 8-K                                    15

          Signatures                                                          16

          Exhibits Index                                                      17

                        PART I - FINANCIAL INFORMATION
                        ITEM 1 -  FINANCIAL STATEMENTS

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1996, AND DECEMBER 31, 1995
                     ====================================



                                     ASSETS


                                                     June 30,     December 31,
                                                       1996           1995
                                                    -----------   -------------
                                                    (unaudited)     (audited)
Current assets:
 Cash and cash equivalents                          $  185,780      $  144,539
 Restricted Cash (Note 1)                              600,000               -
 Inventories                                            63,630          45,806
 Prepaid expenses                                      121,514         141,367
 Other Receivables                                      50,935          21,154
                                                    ----------      ----------

 Total current assets                                1,021,859         352,866
                                                    ----------      ----------

Property and equipment:
 Office equipment and furniture                        106,730         104,094
 Equipment under capital lease                         139,474         139,474
 Leasehold improvements                              1,203,219       1,076,097
 Theater and film equipment                          1,656,546       1,693,129
 Theater and film equipment under construction       1,595,971       1,521,414
                                                    ----------      ----------

                                                     4,701,940       4,534,208
 Less accumulated depreciation and
   amortization                                       (588,726)       (291,679)

 Total property and equipment                        4,113,214       4,242,529
                                                    ----------      ----------

Film library:
 Film projects under development                       269,872         259,411
 Film library, net                                     501,996         542,787
                                                    ----------      ----------

 Total film library, net                               771,868         802,198
                                                    ----------      ----------

 Receivable from officers                               94,040         100,000

 Deferred lease costs and other assets (net)           442,336         317,112
                                                    ----------      ----------

                                                    $6,443,317      $5,814,705
                                                    ==========      ==========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                     JUNE 30, 1996, AND DECEMBER 31, 1995
                     ====================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,     December 31,
                                                        1996           1995
                                                    ------------   -------------
                                                    (unaudited)      (audited)
Current liabilities:
 Accounts payable and accrued expenses              $   732,570     $   517,765
 Current portion of capital lease obligation             14,686          13,485
 Current portion of notes payable (Note 1)              625,954               -
                                                    -----------     -----------

Total current liabilities                             1,373,210         531,250
                                                    -----------     -----------

 Obligation under capital lease                          90,334          97,989
 Deferred Rent                                          147,066               -
 Long term portion of notes payable (Note 1)             28,740               -
                                                    -----------     -----------

Total long term liabilities                             266,140          97,989

Total liabilities                                     1,639,350         629,239

Commitments and contingency (Note 1, 2 and 3)
Stockholders' equity
 Preferred stock, $.01 par value, 500,000
  shares authorized, none issued                              -               -
 Common stock, $.01 par value, 10,000,000
  shares authorized, 4,570,000 shares
  issued and outstanding                                 45,700          45,700
 Additional paid-in-capital                           8,376,984       8,363,638
 Accumulated deficit                                 (3,618,717)     (3,223,872)
                                                    -----------     -----------

 Total stockholders' equity                           4,803,967       5,185,466
                                                    -----------     -----------

Total liabilities and stockholders' equity          $ 6,443,317     $ 5,814,705
                                                    ===========     ===========



     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996, AND JUNE 30, 1995
      ===================================================================
                                  (UNAUDITED)


                                                                 Three Months Ended June 30              Six Months Ended June 30
                                                                    1996               1995              1996                1995
                                                                ---------------------------        ------------------------------
 Revenues                                                       $712,223           $527,833        $1,321,968            $972,856
                                                               ---------          ---------        ----------           ---------

 Selling, general and administrative expenses                    643,543            660,967         1,320,758           1,391,230

 Depreciation and amortization                                   144,686             83,366           386,789             165,022
                                                               ---------          ---------        ----------           ---------

 Total expenses                                                  788,229            744,333         1,707,547           1,556,252
                                                               ---------          ---------        ----------           ---------

 Loss from operations                                            (76,006)          (216,500)         (385,579)           (583,396)

 Interest expense                                                 14,676               -               21,537                -

 Interest income                                                   3,418             28,091             6,006              57,576
                                                               ---------          ---------        ----------           ---------

 Net Loss                                                       $(87,264)         $(188,409)        $(401,110)          $(525,820)
                                                               =========          =========        ==========           =========

 Net Loss per common share                                         $(.02)             $(.04)            $(.09)              $(.12)
                                                               =========          =========        ==========           =========

 Weighted Average common share outstanding                     4,570,000          4,505,000         4,570,000           4,505,000
                                                               =========          =========        ==========          ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1996 & JUNE 30, 1995
                 ==============================================
                                  (UNAUDITED)

                                                        Six Months     Six Months
                                                           Ended         Ended
                                                         June 30,       June 30,
                                                           1996           1995
                                                        -----------   ------------

Cash flows from operating activities:
 Net loss                                                $(401,110)   $  (525,820)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
 Depreciation and amortization                             386,789        165,022
 Issuance of warrants for services rendered                 13,346           -
 Increase (decrease) from changes in:
   Inventories                                             (17,824)        19,208
   Prepaid expenses                                         19,853        (77,793)
   Other receivables                                       (23,818)       (39,629)
   Accounts payable and accrued expenses                   214,805         10,897
   Deferred Rent                                           147,066           -
   Accrued interest on note payable                         17,032           -
   Customer deposits                                          -          (273,000)
                                                         ---------     ----------
Net cash provided (used) by operating activities           356,139       (721,115)
                                                         ---------    -----------
Cash flows from investing activities:
  Capital expenditures for
   Office furniture and equipment                           (2,636)       (29,366)
   Leasehold Improvements                                 (127,122)       (31,376)
   Theater and film equipment                               (2,645)      (111,764)
   Theater and film equipment under construction           (74,557)      (999,228)
   Film production costs                                   (31,353)       (46,905)
   Film production costs under development                 (10,461)       (97,447)
   Deferred lease and financing costs                      (22,995)          -
   Proceeds from insurance for equipment                    39,228           -
   Organization costs and other assets                    (113,565)       (56,144)
                                                         ---------    -----------

Net cash used in investing activities                     (346,106)    (1,372,230)
                                                         ---------    -----------
Cash flows from financing activities:
   Proceeds from notes payable                             640,575           -
   Principal payments under capital lease obligation        (6,454)          -
   Payments on note payable                                 (2,913)          -
                                                         ---------    -----------

Net cash provided in financing activities                  631,208           -

Net increase (decrease) in cash                            641,241     (2,093,345)
Cash at beginning of period                                144,539      3,511,754
                                                         ---------    -----------
Cash at end of period                                    $ 785,780    $ 1,418,409
                                                         =========    ===========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1996 & JUNE 30, 1995
                 ==============================================
                                  (UNAUDITED)




                                                      Six Months   Six Months
                                                        Ended        Ended
                                                       June 30,     June 30,
                                                         1996         1995
                                                      ----------   ----------

Supplemental Disclosure of Cash Flow Information

Cash paid for income taxes                                $  800        $ 800
                                                          ======   ==========
Cash paid during the period for interest                  $9,256        $ -
                                                          ======   ==========



     See Acompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES
                         SIX MONTHS ENDED JUNE 30, 1996
                       ==================================

Basis of presentation
- ---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Cinema Ride, Inc. (the "Company") as of June 30, 1996, and December 31, 1995, and the results of its operations and statements of cash flows for each of the three months and six months ended June 30, 1996, and June 30, 1995, in conformity with generally accepted accounting principles applied on a consistent basis. Unless the context otherwise requires, references to the "Company" in this report refer to Cinema Ride, Inc. and its consolidated subsidiaries.

The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1996.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto incorporated in reference in the 1995 Annual Report on Form 10-KSB.

The accompanying consolidated unaudited financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 1996, the Company had a negative working capital of $351,351 and the Company will require substainial additional funds though debt or equity financing to complete its new location in Times Square, New York, New York, and to pay expenses already incurred relating to the construction of the Times Square Facility.

Organization
- ------------

The Company was incorporated in Delaware in April 1993. The Company is in the business of developing and operating rides consisting of motion simulator attractions and filmed entertainment which combine video-projected three-dimensional action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized seating platforms that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of two facilities. The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall which is located between Caesars Palace Hotel & Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the " West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The Company expects to open, subject to the completion of financing, a motion simulator attraction in the near future at Times Square in New York City, New York (the "Times Square Facility") which will consist of three capsules. The Company's executive offices are located in Studio City, California.

Property and equipment
- ----------------------

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

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES
                        SIX MONTHS ENDED JUNE 30, 1996
                      ==================================
                                  (CONTINUED)


Film Production Costs
- ---------------------

Film production costs are stated at the lower of amortized cost or market. Upon completion, film production costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly.

Deferred Lease Costs
- --------------------

Deferred lease costs represent amounts paid in connection with the successful negotiation of the Company's leases. Costs are amortized on a straight-line basis over the term of the leases.

Pre-opening Costs
- -----------------

The Company capitalizes pre-opening costs incurred in connection with potential new locations. These costs are amortized over the twelve months following commencement of operations, or charged to expense when the project is abandoned. At June 30, 1996, pre opening costs of $134,432 are included in other assets primarily relating to the Times Square Facility.

Foreign Currency Translation
- ----------------------------

Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at the prevailing exchange rates. The effects of translation are recorded in the cumulative translation component of shareholder's equity.

Income Taxes
- ------------

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards 109 (SFAS109"), Accounting for Income Taxes. Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes and result primarily from differences in methods used to amortize production costs.

Loss Per Share
- --------------

Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

Statement of Cash Flows
- -----------------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Accounting Estimates
- --------------------

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NOTE PAYABLE

    On June 17, 1996, the Company obtained a loan for $600,000 from an unaffiliated party. The loan is due in sixty days bearing interest at 2% per month compounded monthly. In connection with obtaining the loan, the Company agreed to pay the lender a 2 point fee ($12,000), and issue 50,000 warrants to purchase the Company's common stock at the than fair market value. The funds from this loan were deposited in an escrow account and are restricted to use by the lender. Any remaining funds can be withdrawn by the lender at any time. As of this date, none of the funds in the escrow account have been used by the Company. The Company is currently attempting to obtain an extension to this loan.

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

NOTE 2 - COMMITMENT AND CONTINGINCIES

    During the quarter ended June 30, 1996, the Company entered into a lease agreement for a sign to be installed at the Times Square Facility. The lease term is for sixty months commencing the first month following installation of the sign. The Company is required to pay $150,000 as a down payment on the sign, of which, $50,000 was paid during August 1996, $50,000 is due upon installation, and $50,000 to be paid over the following ten months at a rate of $5,000 per month. The lease requires monthly payments of $7,950 which includes taxes and maintenance. The Company has the option to purchase the sign at the end of the lease term for approximately $50,000.

NOTE 3 - SUBSEQUENT EVENT

    Subsequent to the end of the quarter, the Company obtained several loans aggregating $250,000 bearing interest at 15% compounded and paid monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing. These loans are secured by certain equipment owned by the Company and by the net cash flow of the Las Vegas Facility. In connection with obtaining these loans, the Company issued 250,000 shares of the Company's common stock to the lenders.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
         OF OPERATIONS
         -------------

    Although the Company was formed in April 1993, operations of the Company did not commence until October 1994 when the Las Vegas Facility was opened. The Company opened its second location, the West Edmonton Mall Facility, in August 1995.

RESULTS OF OPERATIONS
- ---------------------

QUARTER ENDED JUNE 30, 1996 VS. QUARTER ENDED JUNE 30, 1995:

Revenues increased by 35% or $184,390, from $527,833 in 1995 to $712,223 in
1996. The increase is due to the opening of the West Edmonton Mall Facility in August 1995 which contributed approximately $60,500 in revenues during the quarter. In addition, the Company raised the price of a single ticket to six dollars from four dollars. However, the average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. The Company has been successful in marketing the sale of multiple features tickets which had a positive contribution to revenues.

Selling, general and administrative expenses decreased by approximately 3% or $17,424, from $660,967 in 1995 to $643,543 in 1996. This decrease is due to a decrease in expenses at the Las Vegas Facility of approximately $64,000 (from approximately $381,000 in 1995 to approximately $317,000 in 1996) relating primarily to decreases in wages, advertising, and administrative expenses, which was partially offset by an increase in overall expenses of approximately $47,000 due to the opening of the West Edmonton Mall Facility in August 1995.

Depreciation and amortization increased by 74% or $61,320, from $83,366 in 1995 to $144,686 in 1996 due to the opening of the West Edmonton Mall Facility in August 1995 which contributed to an increase of approximately $16,600, and due to the Company change of the useful life of certain projection equipment from ten to two years which contributed an additional $44,700 in depreciation during the quarter.

Interest expense increased by $14,676 mostly due to the Company's financing of its leased equipment, and due to interest on loans.

Interest income decreased by 88% or $24,673, from $28,091 in 1995 to $3,418 in 1996 mainly due to utilization of cash previously available to the Company from the proceeds of the Company's public offering.

SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30 1995:

Revenues increased by 36% or $349,112, from $972,856 in 1995 to $1,321,968 in
1996. The increase is due to the opening of the West Edmonton Mall Facility in August 1995 which contributed approximately $116,800 in revenues during the period. In addition, the Company raised the price of a single ticket to six dollars from four dollars. However, the average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. The Company has been successful in marketing the sale of multiple features tickets which had a positive contribution to revenues.

Selling, general and administrative expenses decreased by approximately 5% or $70,472, from $1,391,230 in 1995 to $1,320,758 in 1996. This decrease is due to a decrease in expenses at the Las Vegas Facility of approximately $180,000 (from approximately $787,000 in 1995 to approximately $607,000 in 1996) relating primarily to decreases in wages, advertising, and administrative expenses, which was partially offset by an increase in overall expenses of approximately $110,000 due to the opening of the West Edmonton Mall Facility in August 1995.

Depreciation and amortization increased by 134% or $221,767, from $165,022 in 1995 to $386,789 in 1996 due to the opening of the West Edmonton Mall Facility in August 1995 which contributed to an increase of approximately $57,600 and due to the Company non recurring change of the useful life of certain projection equipment from ten to two years which contributed an additional $164,200 in depreciation during the quarter.

Interest expense increased by $21,537 mostly due to the Company's financing of its leased equipment and due to interest on loans.

Interest income decreased by 90% or $51,570, from $57,576 in 1995 to $6,006 in 1996 mainly due to utilization of cash previously available to the Company from the proceeds of the Company's public offering.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

    Net cash provided in operating activities was $356,139 during the six months ended June 30, 1996, as compared to the cash used in operating activities of $721,115 for the same period during the prior year. The increase of $1,077,254 was primarily due to an increase in depreciation and amortization of $221,767, an increase in accounts payable and accrued expenses of $203,908, an increase in deferred rent of $147,066, and an increase in prepaid expenses of $97,646.

    Net cash used in investing activities decreased by $1,026,124 from $1,372,230 in 1995 to $346,106 in

1996. The decrease is primarily due to payments made by the Company to complete the construction of its capsules during the prior year.

    Net cash provided by financing activities increased by $631,208 due to the Company's obtaining a loan from a Canadian bank during the quarter ended March 31, 1996, and due to the Company's obtaining $600,000 in short term borrowing as described more fully in Note 1 to the unaudited consolidated financial statements.

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

    As discussed in Note 1 to the unaudited consolidated financial statements, on June 17, 1996, the Company obtained a loan for $600,000 from an unaffiliated party. The loan is due in sixty days bearing interest at 2% per month compounded monthly. In connection with obtaining the loan, the Company agreed to pay the lender a 2 point fee ($12,000), and issue 50,000 warrants to purchase the Company's common stock at the than fair market value. The funds from this loan were deposited in an escrow account and are restricted to use by the lender. Any remaining funds can be withdrawn by the lender at any time. As of this date, none of the funds in the escrow account have been used by the Company. The Company is currently attempting to obtain an extension to this loan.

    As discussed in Note 2 to the unaudited consolidated financial statements, during July 1996, the Company obtained loans aggregating $250,000 bearing interest at 15% paid monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing. These loans are secured by certain equipment owned by the Company and by the net cash flow of the Las Vegas Facility. In connection with obtaining these loans, the Company issued 250,000 shares of the Company's common stock to the lenders.

    The Company is currently attempting to obtain the necessary funds to complete the Times Square Facility through debt or equipment financing. During April 1996, the Company was granted the necessary permits to commence
construction of the Times Square Facility.   As of June 30, 1996, the Company
had incurred costs of approximately $1,700,000 relating to the Times Square Facility. These costs include the construction of the motion simulators, costs of securing the lease, and costs relating to getting the facility ready to commence construction. Subsequent to the end of the quarter, the Company incurred additional costs relating to this facility totaling approximately $550,000 increasing the Company's expenditures for the Times Square Facility to approximately $2,250,000 (of which approximately $405,000 remains unpaid at this date). The Company expects to incur approximately $500,000 in additional costs to complete the facility. To date the Company has not secured the financing required to fund the projected additional costs of approximately $500,000 and to pay costs already incurred related to this facility. The original lease required that the Company open its operations by June 1, 1996. During the quarter ended June 30, 1996, the Company entered into a stipulation and consent judgement whereby the landlord at the Times Square Facility amended the lease to extend the opening date to August 15, 1996 subject to extension only for Force Majeure as provided in the stipulation. The Company does not expect to be in full operation by the August 15 date due to unforseen delays during the construction of the facility. As of this date, the Company has not obtained landlord approval to extend the due date based on the unforseen construction delays. There also can be no assurance that the Company will be successful in obtaining the required financing to complete the construction, improvements, and commence operations.

    As of June 30, 1996, the Company had commitments to purchase five capsules, three of which are designated for the Times Square Facility, and the remaining two capsules designated for the Company's own use to operate or for sales to third party. As of June 30, 1996, approximately $110,000 remains unpaid relating to the construction of the remaining five capsules, which will become due upon installation and acceptance. As of June 30, 1996, the Company has accrued $66,000 of this commitment relating to the completion of the Times Square Facility.

    The Company is currently in production of a ski and snowboard film which is being produced by Warren Miller Entertainment. As of June 30, 1996, the Company anticipates an additional $70,000 in expenses relating to the production of this film, of which $60,000 has been accrued by the Company. The film is scheduled
to be released in the Summer of 1996.   The Company is currently performing
additional work on its previously released films adding more special effects and reworking some scenes. As of June 30, 1996, the Company anticipates additional expenditures of approximately $70,000 relating to the completion of this rework, of which the Company has accrued approximately $25,000.

    At June 30, 1996, the Company had a negative working capital of $351,351. The Company has and is continuing to take steps to reduce its expenses without impacting its operations. Management believes that the existing funds, combined with the Company's ability to generate cash from its operations and through lease financing of the Company's existing equipment, will be adequate to finance current levels of activity. However, the Company has not been able to secure any financing as of this date, which is necessary to complete the Times Square Facility and pay expenses already incurred relating to this facility.
Additional funds will be required to finance the opening of additional locations. There can be no assurance that the Company will be successful in obtaining the necessary funds to finance the opening of any additional locations.

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

    In order to reduce the out-of-pocket costs in the development of attractions, the Company may also explore joint venture arrangements with third parties. The Company and its co-venturer would then split the profits, if any, from the attraction based on their respective contributions to the venture.

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

SEASONALITY OF BUSINESS

    Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The nature and degree of this seasonality will vary among attractions depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities will be the highest in June through September (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more effected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the Winter months in Alberta, Canada. As a result, the Company's results of operations at its facilities will depend upon sales generated from the peak tourist periods and any significant decrease in sales for such periods could have a material adverse effect upon the Company's operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

    The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    The annual meeting of stockholders of the Company was held on June 14, 1996 in Studio City, California, for the purpose of electing a board of directors, approving the appointment of auditors, adoption of the 1995 directors stock option plan, and amendment to the Company's certificate of Incorporation. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

1. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

     Name               Votes For               Withheld
     ----               ---------               --------

Mitch Francis           3,205,055                 39,033

Gary Packman            3,205,055                 39,033

Benjamin Frankel        3,205,055                 39,033

Norman Feirstein        3,204,755                 39,333

2. The appointment of BDO Seidman, LLP as independent auditors was approved by the following vote:

Votes For:          3,217,155
              ---------------
Votes Against:          1,400
              ---------------
Abstentions:           25,533
              ---------------
Shares Not Voted:   1,325,912
                 ------------

3. Adoption of the 1995 Directors Stock Option Plan:

Votes For:          3,148,802
              ---------------
Votes Against:         65,638
              ---------------
Abstentions:           29,648
              ---------------
Shares Not Voted:   1,325,912
                 ------------

4. Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000:

Votes For:          3,179,660
              ---------------
Votes Against:         32,780
              ---------------
Abstentions:           31,648
              ---------------
Shares Not Voted:   1,325,912
                 ------------

ITEM 6.  EXHIBITS AND REPORTS IN FORM-8-K

(A) EXHIBITS

The following exhibits are submitted herewith:

NUMBER      DESCRIPTION
- ------      -----------
10.33       Form of Promissory Note dated June 17, 1996.
10.34       Form of Promissory Note and Security Agreement dated July 27, 1996.
27          Financial Data Schedule.

(B) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CINEMA RIDE, INC.



                                       BY:  /s/ MITCH FRANCIS
                                          ------------------------------
                                          MITCH FRANCIS, PRESIDENT


   SIGNATURE                                             DATE
   ---------                                             ----



  /s/ MITCH FRANCIS                                 AUGUST 14, 1996
- ------------------------------                      ---------------
Mitch Francis
Chairman of the Board, President, Chief
Executive Officer and Director(principal
executive officer)


  /s/ GARY H. PACKMAN                               AUGUST 14, 1996
- ----------------------------                        ---------------
Gary H. Packman
Chief Operating Officer, Executive Vice
President, Secretary, Treasurer and Director


  /s/ TOUFIC R. BASSIL                              AUGUST 14, 1996
- ---------------------------------                   ---------------
Toufic R. Bassil
Chief Financial Officer
(principal financial officer,
principal accounting officer)

                                EXHIBITS INDEX


NUMBER     DESCRIPTION
- ------     -----------

10.33      Form of Promissory Note dated June 17, 1996.
10.34      Form of Promissory Note and Security Agreement dated July 27, 1996.
27         Financial Data Schedule.