Form 10QSB
period 1996-09-30
CINEMA RIDE INC
filed 1996-11-12
CIK 925956

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to__________

          Commission File Number  0-24592
                                 ---------

                               CINEMA RIDE, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        95-4417467
------------------------------------                 ------------------------
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

         ...............................................................
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or give such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes           No   X
                                 -----        -----

As of November 8, 1996, there were 5,037,500 outstanding shares of common stock, par value $0.01 per share.
Transitional Small Business Disclosure Format:   Yes         No   X
                                                     -----      -----

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB
                             FOR THE QUARTER ENDED
                              SEPTEMBER 30, 1996
                      ==================================

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Balance Sheets as of September 30, 1996, and as
          of December 31, 1995.                                         3

         Statements of Operations for the three months and nine
          months ended September 30, 1996, and September 30, 1995.      5

         Statements of Cash Flows for the nine months ended
          September 30, 1996, and September 30, 1995.                   6

         Summary of Accounting Policies                                 8

         Notes to Financial Statements.                                10

Item 2.  Management Discussion and Analysis of Financial Condition     10
         and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             15

Item 6.  Exhibits and Reports on Form 8-K                              15

         Signatures                                                    16

                        PART I - FINANCIAL INFORMATION
                        ITEM 1 -  FINANCIAL STATEMENTS

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996, AND DECEMBER 31, 1995
                   =========================================



                                     ASSETS

                                                    September 30,    December 31,
                                                         1996            1995
                                                    -------------    ------------
                                                     (unaudited)       (audited)
Current assets:
  Cash and cash equivalents                            $  116,629      $  144,539
  Inventories                                              60,574          45,806
  Prepaid expenses                                        116,948         141,367
  Other Receivables                                        17,577          21,154
                                                       ----------      ----------

  Total current assets                                    311,728         352,866
                                                       ----------      ----------

Property and equipment:
  Office equipment and furniture                          108,352         104,094
  Equipment under capital lease                           589,474         139,474
  Leasehold improvements                                2,113,376       1,076,097
  Theater and film equipment                            3,048,986       1,693,129
  Theater and film equipment under construction           564,432       1,521,414
                                                       ----------      ----------

                                                        6,424,620       4,534,208
  Less accumulated depreciation and
   amortization                                         ( 675,871)      ( 291,679)
                                                       ----------      ----------

  Total property and equipment                          5,748,749       4,242,529
                                                       ----------      ----------

Film library:
  Film projects under development                         269,872         259,411
  Film library, net                                       482,082         542,787
                                                       ----------      ----------

  Total film library, net                                 751,954         802,198
                                                       ----------      ----------

  Receivable from officers                                 95,933         100,000

  Deferred lease costs and other assets (net)             768,647         317,112
                                                       ----------      ----------

                                                       $7,677,011      $5,814,705
                                                       ==========      ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                   SEPTEMBER 30, 1996, AND DECEMBER 31, 1995
                   =========================================



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           September 30,    December 31,
                                                                1996            1995
                                                           -------------    ------------
                                                            (unaudited)      (audited)

Current liabilities:
  Accounts payable and accrued expenses                      $ 1,567,840     $   517,765
  Current portion of capital lease obligation (Note 2)            53,034          13,485
  Current portion of notes payable (Note 1)                      446,422               -
                                                           -------------    ------------

Total current liabilities                                      2,067,296         531,250
                                                           -------------    ------------

  Obligation under capital lease (Note 2)                        348,546          97,989
  Deferred Rent                                                  158,422               -
  Long term portion of notes payable (Note 1)                     26,593               -
                                                           -------------    ------------

Total long term liabilities                                      533,561          97,989

Total liabilities                                              2,600,857         629,239

Commitments and contingency (Note 1 and Note 2)

Stockholders' equity
  Preferred stock, $.01 par value, 500,000
   shares authorized, none issued                                      -               -
  Common stock, $.01 par value, 20,000,000
   shares authorized, 5,037,500 and 4,570,000
   shares issued and outstanding (Note 1 and Note 3)              50,375          45,700
  Additional paid-in-capital                                   8,638,678       8,363,638
  Accumulated deficit                                         (3,612,899)     (3,223,872)
                                                           -------------    ------------

  Total stockholders' equity                                   5,076,154       5,185,466
                                                           -------------    ------------

Total liabilities and stockholders' equity                   $ 7,677,011     $ 5,814,705
                                                           =============    ============

     See Accompanying Note to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND SEPTEMBER 30, 1995
 ==============================================================================
                                  (UNAUDITED)

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                   1996                1995   1996                1995
                                                   ------------------------   ------------------------
Revenues                                           $1,001,387   $  665,208    $2,323,355   $ 1,638,064
                                                   ----------   ----------    ----------   -----------


 Selling, general and administrative expenses         761,501    1,085,933     2,082,259     2,476,062

 Depreciation and amortization                        141,433      102,358       528,222       267,380
                                                   ----------   ----------    ----------   -----------

Total expenses                                        902,934    1,188,291     2,610,481     2,743,442
                                                   ----------   ----------    ----------   -----------

Income (Loss) from operations                          98,453     (523,083)     (287,126)   (1,105,378)

Interest expense                                      103,100        4,047       124,637         5,148

Interest income                                         6,928       13,194        12,934        70,770
                                                   ----------   ----------    ----------   -----------

Net Income (Loss)                                  $    2,281   $ (513,936)   $ (398,829)  $(1,039,756)
                                                   ==========   ==========    ==========   ===========

Net Income (Loss) per common share                     $.0004      $(.1138)      $(.0862)      $(.2306)
                                                   ==========   ==========    ==========   ===========

Weighted average common share outstanding           4,735,833    4,515,598     4,625,278     4,508,571
                                                   ==========   ==========    ==========   ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1996 & SEPTEMBER 30, 1995
           =========================================================

                                  (UNAUDITED)

                                                          Nine Months      Nine Months
                                                             Ended            Ended
                                                         September 30,    September 30,
                                                              1996             1995
                                                         ------------     ------------

Cash flows from operating activities:
  Net loss                                               $   (398,829)    $ (1,039,756)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
  Depreciation and amortization                               528,222          267,380
  Amortization of deferred interest                            41,744                -
  Issuance of stock for services rendered                      15,900                -
  Increase (decrease) from changes in:
    Inventories                                               (14,768)          19,634
    Prepaid expenses                                           24,419         (116,901)
    Other receivables                                          (2,354)         (19,524)
    Accounts payable and accrued expenses                     906,123          195,694
    Deferred Rent                                             158,422          (20,449)
    Accrued interest on note payable                           43,952                -
    Loss on foreign currency translation                        9,801                -
    Customer deposits                                               -         (273,000)
                                                          -----------      -----------

Net cash provided by (used in) operating activities         1,312,632         (986,922)
                                                          -----------      -----------

Cash flows from investing activities:
  Capital expenditures for
    Office furniture and equipment                             (4,258)         (70,413)
    Leasehold Improvements                                 (1,023,933)         (88,673)
    Theater and film equipment                             (1,286,923)        (565,257)
    Theater and film equipment under construction             848,821         (704,474)
    Film production costs                                     (49,303)         (86,161)
    Film production costs under development                   (10,461)        (148,682)
    Equipment under capital lease                             (50,000)         (28,000)
    Proceeds from insurance for equipment                      33,671                -
    Organization costs and other assets                      (271,277)        (238,418)
                                                          -----------      -----------

Net cash used in investing activities                      (1,813,663)      (1,930,078)
                                                          -----------      -----------

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1996 & SEPTEMBER 30, 1995
           =========================================================
                                  (UNAUDITED)

                                                     Nine Months      Nine Months
                                                        Ended           Ended
                                                     September 30,    September 30,
                                                        1996             1995
                                                    -------------     ------------
Cash flows from financing activities:
  Proceeds from notes payable                           1,077,828                -
  Payments made on note payable                          (604,813)               -
  Principal payments under capital lease obligation        (9,894)          (2,090)
  Loans (payments) made to (from) officers                 10,000         (100,000)
                                                    -------------     ------------

Net cash provided by (used in) financing activities       473,121         (102,090)


Net increase (decrease) in cash                           (27,910)      (3,019,090)
Cash at beginning of period                               144,539        3,511,754
                                                    -------------     ------------
Cash at end of period                                  $  116,629      $   492,664
                                                    =============     ============

Operating and investing activities not
 affecting cash:

  Issuance of warrants for lease hold improvements         13,346                -
  Issuance of stock to lenders                            250,469                -
  Increase in capital lease obligation and
   accounts payable for equipment                         300,000          109,384

     See Accompanying Notes to Unaudited Conolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES
                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                     ====================================

Basis of presentation
---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Cinema Ride, Inc. (the "Company") as of September 30, 1996, and December 31, 1995, and the results of its operations and statements of cash flows for each of the three months and nine months ended September 30, 1996, and September 30, 1995, in conformity with generally accepted accounting principles applied on a consistent basis. Unless the context otherwise requires, references to the "Company" in this report refer to Cinema Ride, Inc. and its consolidated subsidiaries.

The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1996.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto incorporated by reference in the 1995 Annual Report on Form 10-KSB.

The accompanying consolidated unaudited financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 1996, the Company had a negative working capital of $1,755,568 and the Company will require substantial additional funds though debt or equity financing to pay expenses already incurred relating to the construction and opening of its new facility in New York, as well as meeting its other current obligations.

Certain reclassifications were made to the financial statements previously reported to conform with current year presentation.

Organization
------------

The Company was incorporated in Delaware in April 1993. The Company is in the business of developing and operating rides consisting of motion simulator attractions and filmed entertainment which combine video-projected three-dimensional action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized seating platforms that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of three facilities. The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall which is located between Caesars Palace Hotel & Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the " West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the " Times Square Facility") commenced operation in September 1996 and is located in Times Square in New York City, New York. The Company's executive offices are located in Studio City, California.

Property and equipment
-----------------------

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

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES
                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                     ====================================
                                  (CONTINUED)


Film Production Costs
---------------------

Film production costs are stated at the lower of amortized cost or market. Upon completion, film production costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly.

Deferred Lease Costs
--------------------

Deferred lease costs represent amounts paid in connection with the successful negotiation of the Company's leases. Costs are amortized on a straight-line basis over the term of the leases.

Pre-opening Costs
-----------------

The Company capitalizes pre-opening costs incurred in connection with potential new locations. These costs are amortized over the twelve months following commencement of operations, or charged to expense if the project is abandoned. At September 30, 1996, pre opening costs of $368,694 are included in other assets primarily relating to the Times Square Facility.

Foreign Currency Translation
----------------------------

Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at the prevailing exchange rates. The effects of translation are recorded in the cumulative translation component of shareholder's equity.

Income Taxes
------------

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards 109 ("SFAS109"), Accounting for Income Taxes. Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes and result primarily from differences in methods used to amortize production costs.

Income (Loss) Per Share
-----------------------

Income (Loss) per share is based on the weighted average number of shares of common stock outstanding during the period.

Statement of Cash Flows
-----------------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Accounting Estimates
--------------------

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

    On June 17, 1996, the Company obtained a loan for $600,000 from an unaffiliated party. The loan was due in sixty days bearing interest at 2% per month compounded monthly. In connection with obtaining the loan, the Company agreed to pay the lender a 2 point fee ($12,000), and issue 50,000 warrants to purchase the Company's common stock at the then fair market value. The Company repaid this loan during the quarter ended September 30, 1996. As of November 8, 1996 approximately $34,140 of accrued interest remains unpaid relating to this loan.

    During the quarter ended September 30, 1996, the Company obtained several loans aggregating $437,500 bearing interest at 15% compounded and paid monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing. These loans are secured by certain equipment owned by the Company and by the net cash flow of the Las Vegas Facility. In connection with obtaining these loans, the Company issued 437,500 shares of the Company's common stock to the lenders. In connection with the issuance of the shares to the lenders the Company recognized $250,469 in financing costs which is deferred and is amortized as interest expense over the life of these loans.

NOTE 2 - COMMITMENT AND CONTINGENCIES

    During the quarter ended June 30, 1996, the Company entered into a lease agreement for a sign to be installed at the Times Square Facility. The lease term is for sixty months commencing the first month following installation of the sign. The Company is required to pay $150,000 as a down payment on the sign, of which, $50,000 was paid during August 1996, $50,000 is due upon installation, and $50,000 to be paid over the following ten months at a rate of $5,000 per month. The lease requires monthly payments of $7,950 which includes taxes and maintenance. The Company has the option to purchase the sign at the end of the lease term for approximately $45,000. As of September 30, 1996, the Company accrued $100,000 relating to this lease.

NOTE 3 - STOCKHOLDERS' EQUITY

    During the quarter ended September 30, 1996, the Company issued to one of its officers 30,000 shares of the Company's common stock. The Company recorded the then fair market value of the shares as additional compensation to the officer.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
OF OPERATIONS
--------------

    Although the Company was formed in April 1993, operations of the Company did not commence until October 1994 when the Las Vegas Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility and the Times Square Facility, in August 1995 and September 1996 respectively.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 1996 VS. QUARTER ENDED SEPTEMBER 30, 1995:

Revenues increased by 51% or $336,179 from $665,208 in 1995 to $1,001,387 in
1996. The increase is due to 1) the opening of the Times Square Facility in September 1996 which contributed $109,259 in revenues for the partial month it was open, and 2) an increase in revenues at the Las Vegas Facility by 40% or $225,244 from $562,421 in 1995 to $787,665 in 1996. Revenues from the West
Edmonton Mall Facility which opened in August 1995 remained substantially unchanged although the facility was open for the full quarter in 1996. In addition, the Company raised the price of a single ticket to seven dollars from five dollars. The average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. The Company has been successful in marketing the sale of multiple features tickets which had a positive contribution to revenues.

Selling, general and administrative expenses decreased by approximately 30% or $324,432, from $1,085,933 in 1995 to $761,501 in 1996. This decrease is due to
1) a decrease in expenses at the Las Vegas Facility of $203,485 (from approximately $529,000 in 1995 to approximately $325,000 in 1996) relating primarily to decreases in wages, advertising, and administrative expenses, 2) a decrease in corporate expenses of $170,452 (from approximately $418,000 in 1995 to approximately $248,000 in 1996) relating primarily to decreases in professional fees, insurance reimbursements, advertising and other administrative expenses, 3) a decrease in expenses at the West Edmonton Mall Facility of $82,236 (from approximately $135,000 in 1995 to approximately $53,000 in 1996) relating primarily to decreases in wages, advertising, and administrative expenses, which was partially offset by an increase in overall expenses of approximately $131,000 relating to the opening of the Times Square Facility in September 1996.

Depreciation and amortization increased by 38% or $39,075, from $102,358 in 1995 to $141,433 in 1996 due to the opening of the West Edmonton Mall Facility in August 1995 which contributed to an increase of approximately $13,000, and due to the opening of the Times Square Facility in September 1996 which contributed to an increase of approximately $26,000 in depreciation and amortization during the quarter.

Interest expense increased by $99,053 from $4,047 in 1995 to $103,100 in 1996 mostly due to the Company's incurring of interest on loans in 1996 and the amortization of financing costs relating to the Company's issuance of stock to lenders in connection of obtaining some of these notes as discussed in Note 1 to the unaudited consolidated financial statements.

Interest income decreased by 47% or $6,266, from $13,194 in 1995 to $6,928 in 1996 mainly due to utilization of cash previously available to the Company from the proceeds of the Company's public offering.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30 1995:

Revenues increased by 42% or $685,291, from $1,638,064 in 1995 to $2,323,355 in
1996. The increase is due to 1) the opening of the Times Square Facility in September 1996 which contributed $109,259 in revenues for the partial month it was open, 2) an increase in revenues at the Las Vegas Facility by 30% or $457,637 from $1,535,278 in 1995 to $1,992,915 in 1996, and 3) an increase in revenues at the West Edmonton Mall Facility by 115% or $118,395 from $102,787 in 1995 to $221,182 in 1996 due to the facility being in operation for the full period in 1996. In addition, the Company raised the price of a single ticket to seven dollars from five dollars. The average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. The Company has been successful in marketing the sale of multiple features tickets which had a positive contribution to revenues.

Selling, general and administrative expenses decreased by approximately 16% or $393,803, from $2,476,062 in 1995 to $2,082,259 in 1996. This decrease is due to 1) a decrease in expenses at the Las Vegas Facility of $382,581 (from approximately $1,316,000 in 1995 to approximately $933,000 in 1996) relating primarily to decreases in wages, advertising, and administrative expenses, 2) a decrease in corporate expenses of approximately $167,886 (from approximately $1,025,000 in 1995 to approximately $857,000 in 1996) relating primarily to decreases in professional fees, insurance, advertising and other administrative expenses, which was partially offset by increases in salaries 3) an increase in expenses at the West Edmonton Mall Facility of $25,631 (from approximately $136,000 in 1995 to $162,000 in 1996) relating primarily to decreases in wages, advertising, and administrative expenses, which was partially offset by an increase in overall expenses of approximately $131,000 relating to the opening of the Times Square Facility in September 1996.

Depreciation and amortization increased by 98% or $260,842, from $267,380 in 1995 to $528,222 in 1996 due to 1) the West Edmonton Mall Facility, which was opened in August 1995, being in operation for the full period in 1996 which contributed to an increase of approximately $70,000, 2) to the opening of the Times Square Facility in September 1996 which contributed to an increase of $26,000, and 3) due to the Company non-recurring change of the useful life of certain projection equipment from ten to two years which contributed approximately an additional $171,200 in depreciation during the period.

Interest expense increased by $119,489, from $5,148 in 1995 to $124,637 in 1996 mostly due to the incurring of interest on loans in 1996 and the amortization of financing costs relating to the Company's issuance of stock to lenders in connection of obtaining some of these notes as discussed in Note 1 to the unaudited consolidated financial statements.

Interest income decreased by 82% or $57,836, from $70,770 in 1995 to $12,934 in 1996 mainly due to utilization of cash previously available to the Company from the proceeds of the Company's public offering.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Net cash provided in operating activities was $1,312,632 during the nine months ended September 30, 1996, as compared to the cash used in operating activities of $986,922 for the same period during the prior year. The increase of $2,299,554 was primarily due to an increase in accounts payable and accrued expenses of $710,429, a decrease in losses of $640,927, an increase in depreciation and amortization of $260,842, an increase in deferred rent of $178,871, a decrease in customer deposits of $273,000, and a decrease in prepaid expenses of $141,320.

    Net cash used in investing activities decreased by $116,415 from $1,930,078 in 1995 to $1,813,663 in 1996. The decrease is primarily due to costs incurred by the Company relating to film production.

    Net cash provided by financing activities was $473,121 during the nine months ended September 30, 1996, as compared to the cash used in financing activities of $102,090 for the same period during the prior year. The increase of $575,211 was due to a net increase in notes payable of $473,015, which was partially offset by a decrease in loans aggregating $100,000 made to officers in 1995.

    The Company has relied on the proceeds of sales of Common Stock, Redeemable Warrants, and loans to provide it with the cash necessary to develop its facilities and ride films and to operate its business.

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

    As discussed in Note 1 to the unaudited consolidated financial statements, on June 17, 1996, the Company obtained a loan for $600,000 from an unaffiliated party. The loan was due in sixty days bearing interest at 2% per month compounded monthly. In connection with obtaining the loan, the Company agreed to pay the lender a 2 point fee ($12,000), and issue 50,000 warrants to purchase the Company's common stock at the then fair market value. The Company repaid this loan during the quarter ended September 30, 1996. As of November 11, 1996 approximately $34,140 of accrued interest remains unpaid relating to this note.

    As discussed in Note 1 to the unaudited consolidated financial statements, during the quarter ended September 30, 1996, the Company obtained loans aggregating $437,500 bearing interest at 15% paid monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing. These loans are secured by certain equipment owned by the Company and by the net cash flow of the Las Vegas Facility. In connection with obtaining these loans, the Company issued 437,500 shares of the Company's common stock to the lenders. In connection with the issuance of the shares to the lenders the Company recognized $250,469 in financing costs which is deferred and is amortized as interest expense over the life of these loans.

    The Company is currently attempting to obtain the necessary funds to pay expenses incurred relating to the completion of the Times Square Facility and other current expenses through debt or equipment financing. As of September 30, 1996, the Company had incurred costs of approximately $3,100,000 relating to the Times Square Facility (excluding costs relating to signage). These costs include the construction of the motion simulators, costs of securing the lease, and costs of leasehold improvements. The Times Square Facility was completed and commenced operations in September 1996. The Company does not expect to
incur any additional material expenses relating to this facility.   As of this
date, approximately $800,000 remains unpaid relating to the construction and completion of this facility. To date the Company has not secured the financing required to pay for costs already incurred related to this facility. There also can be no assurance that the Company will be successful in obtaining the required financing to meet its current obligations.

    As of this date, three subcontractors who performed work at the Times Square Facility filed mechanic's liens with the Clerk of the County of New York aggregating approximately $300,000. The Company is disputing the total amounts claimed by the vendors. The landlord at the Times Square Facility notified the Company that it will be in default of the lease if these liens are not discharged by November 14, 1996. The Company is currently attempting to resolve these matters with the vendors. There can be no assurance that the company will be successful in its attempts to discharge these liens by the required date.

    As of September 30, 1996, the Company had commitments to purchase two capsules designated for the Company's own use to operate or for sales to third party. As of September 30, 1996, approximately $110,000 remains unpaid relating to the construction of the remaining two capsules, which will become due upon installation and acceptance. As of September 30, 1996, the Company has accrued $66,000 relating to the completion and installation of the three capsules at the Times Square Facility.

    The Company is currently in production of a ski and snowboard film which is being produced by Warren Miller Entertainment. As of September 30, 1996, the Company anticipates an additional $70,000 in expenses relating to the production of this film, of which $60,000 has been accrued by the Company. The film is
scheduled to be released in 1997.   The Company has been performing additional
work on its previously released films adding more special effects and reworking some scenes. As of September 30, 1996, the Company anticipates additional expenditures of approximately $70,000 relating to the completion of this rework, of which the Company has accrued approximately $25,000.

    As of September 30, 1996, the Company had a negative working capital of $1,755,568. The Company has and is continuing to take steps to reduce its expenses without impacting its operations. Management believes that the existing funds, combined with the Company's ability to generate cash from its operations and through lease or debt financing of the Company's existing equipment, or through equity financing, will be adequate to finance current levels of activity. However, the Company has not been able to secure any financing as of this date, which is necessary to pay for expenses already incurred relating to the Times Square Facility, as well as other current obligations. Additional funds will be required to finance the opening of additional locations. There can be no assurance that the Company will be successful in obtaining the necessary funds to finance the opening of any additional locations.

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

    The Company believes that each new attraction will take approximately four to six months from lease execution to commencement of operations. Total cost of developing new attractions, including construction, fixtures, equipment and start-up costs after completion are estimated to be at least $1,250,000 per two-capsule site. These costs will vary depending on the leased space, the scope of any tenant improvements required to be performed by the Company in connection with leasing a given location and the number of capsules installed, as well as the size and location of the planned attraction.

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

SIMULATOR SALES, JOINT VENTURES, AND RIDE FILM LEASING

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

    It is expected that the Company's management will continue to be responsible for the marketing of the Company's simulators and ride films for sale and/or leasing. However, the Company may retain the services of outside or in-house sales representative to locate potential purchasers of simulators and licensees of ride films.

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

SEASONALITY OF BUSINESS

    Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The nature and degree of this seasonality will vary among attractions depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities will be the highest in June through September (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more effected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the Winter months in Alberta, Canada. As a result, the Company's results of operations at its three facilities will depend upon sales generated from the peak tourist periods and any significant decrease in sales for such periods could have a material adverse effect upon the Company's operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

    The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 6.  EXHIBITS AND REPORTS IN FORM-8-K

(A) EXHIBITS

The following exhibits are submitted herewith:

Exhibit 27  Financial Data Schedule

(B) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CINEMA RIDE, INC.



                                           BY:   /S/ MITCH FRANCIS
                                              ----------------------------------
                                              MITCH FRANCIS, PRESIDENT


      SIGNATURE                                            DATE
      ---------                                            ----


 /S/ MITCH FRANCIS                                  NOVEMBER 8, 1996
--------------------------------------------        ----------------
Mitch Francis
Chairman of the Board, President, Chief
Executive Officer and Director (principal
executive officer)


 /S/ GARY H. PACKMAN                                NOVEMBER 8, 1996
--------------------------------------------        ----------------
Gary H. Packman
Chief Operating Officer, Executive Vice
President, Secretary, Treasurer and Director


 /S/ TOUFIC R. BASSIL                               NOVEMBER 8, 1996
--------------------------------------------        ----------------
Toufic R. Bassil
Chief Financial Officer
(principal financial officer,
 principal accounting officer).