Form 10KSB
period 1996-12-31
CINEMA RIDE INC
filed 1997-03-28
CIK 925956

 ===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
   (MARK ONE)
   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ________________ to_______________

                         Commission File Number 0-24592

                                CINEMA RIDE, INC.
                              ---------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                95-4417467
     ------------------------                     -----------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification Number)




  12001 VENTURA PLACE, SUITE 340
   STUDIO CITY, CALIFORNIA                            91604
------------------------------------              -------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:           (818) 761-1002
Securities registered pursuant to Section 12 (b) of the Act:  --------------



                                               Name of exchange
   Title of each class                       on which registered
   -------------------                       -------------------
        NONE                                         NONE



Securities registered pursuant to Section 12 (g) of the Act:

                      COMMON STOCK AND REDEEMABLE WARRANTS
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X     No
                                 ----      ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for the year ended December 31, 1996 were $3,310,163.

        As of March 21, 1997 there were 5,731,785 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 21, 1997 based on the average bid and asked price on such date was $1,685,222.

        DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statemet relating to its 1996 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

        Transitional Small Business Disclosure Format:  Yes  X     No
                                                            ----      ----

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

    Cinema Ride, Inc. (the "Company") was incorporated in Delaware in April 1993. Unless the context otherwise requires, references to the "Company" in this report refer to Cinema Ride, Inc. and its consolidated subsidiaries. The Company is in the business of developing and operating rides consisting of motion simulator attractions which combine video-projected three-dimensional action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized seating platforms that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of three facilities. The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall which is located between Caesars Palace Hotel & Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the " West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the " Times Square Facility") commenced operation in September 1996 and is located in Times Square in New York City, New York. The Company's executive offices are located in Studio City, California.

    The current hours of operation for the Facilities are typically 11:00 a.m. to 11:30 p.m. The average ticket prices have typically been less than four dollars due to the Company's pricing of its multiple features, and due to the use of coupons and other discounts.

EQUIPMENT AND TECHNOLOGY

    Each of the Company's rides is comprised of two basic elements: (i) a motion simulator which consists of an enclosed capsule and related equipment and computer programming (the "simulator"), and (ii) the 3-D films viewed by audiences in the simulator.

    Simulators

    The Company utilizes a simulator which it believes to be both space and cost effective. Each simulator includes an enclosed 15-seat capsule in which audiences are seated during a given ride. Inside the capsule, each seat faces a screen at the front of the capsule, onto which the ride film is projected. Company attractions consists of one or more capsules, the number of which will vary depending on the size and desired seating capacity of a particular location. The Las Vegas Facility consists of four capsules of 15 seats each, the West Edmonton Facility consists of one capsule, and the Times Square Facility consists of three capsules.

    Capsules are mounted on top of a motion base consisting of six independent hydraulic cylinders which control the movement of the attached capsule. The motion bases allow an audience to experience a full six degrees of motion (pitch, roll, heave, yaw, surge and sway). Through the use of the motion base, capsules have a maximum range of motion of approximately six feet and can be programmed to move in a wider and, as a result, more realistic range of motions than is possible with the three degrees of motion (pitch, roll and heave) utilized in many existing motion simulator rides. The motion bases used by the Company are constructed by a manufacturer of military and commercial flight simulators as well as motion simulators, such as the ones utilized by the Company.

    Each simulator combines the motion base and capsule with two video projectors and audio systems which the Company believes provides a visual and audio presentation without the degeneration of picture and sound that is common to film formats under heavy usage. In addition, the use of laser disk players enables the Company to avoid delays associated with rewinding traditional film and enables the Company to quickly and simply change ride films with the push of just one bottom. The projection equipment used by the Company is capable of projecting both 3-D and standard ride films.

    All of the mechanical equipment comprising the simulator is coordinated by a central computer system. A time code is added to each laser disk in order to enable the film data to correspond with the movement of the motion bases. As the projectors receive the film and sound data from the laser disk, the simulator's computer receives the time code which enables the computer to synchronize the filmed action with the movement of the motion bases and the operation of the wind machine.

    The equipment utilized by the Company contains relatively standard hydraulic components which are readily available through the vendors that currently service the simulators. The Company believes that, should the need arise, other vendors are available that could manufacture and maintain its equipment. Moreover, because each simulator is completely independent of the other simulators in a given location, the Company is able to perform routine maintenance and make any necessary repairs to simulator equipment without hindering the operation of the entire attraction at facilities with more than one capsule.

    3-D Films

    Each of the Company's attractions utilizes 3-D technology in the exhibition of ride films. 3-D technology creates the illusion of three-dimensional images. The technology involves the filming and simultaneous projection of images that are slightly offset from each other which, when viewed with special polarized glasses, create an illusion of depth that is not possible with traditional filmed entertainment.

    As of December 31, 1996, the Company had completed production of three ride films for exhibition in its attractions. The Company produces the ride films by contracting with independent film production companies. As of March 21, 1997, the Company had two additional 3-D ride films under production. In addition to the ride films discussed above, the Company has acquired two independently produced and financed 3-D ride films.

    The typical ride film lasts approximately four minutes. Each capsule is able to feature approximately nine to twelve attractions per hour, depending on the actual length of the film. The Company does not anticipate that any of its attractions will operate at or near maximum capacity.

SALES OF RIDE TICKETS

    The Company currently generates virtually all of its income from the sale of ride tickets. Customers purchase the ride tickets at the ticket booth. Prior to the showing, ticket-holders are led through an entry where their tickets are taken and they are handed 3-D glasses and led into a Pre-Show area. While the previous audience is inside the capsule viewing the ride film, ticket-holders in the Pre-Show area watch a short film on a video monitor outlining safety instructions and other information regarding the ride.

    Once the previous showing has been completed, ticket-holders are led into the capsule. Each seat in the capsule has a safety belt that audience members are required to wear for the duration of the ride film. The audience and the area surrounding the capsule are monitored via video cameras by the ride operator during each showing for the safety of audience members. Upon completion of the ride film, audiences exit back into the lobby area where the 3-D glasses are deposited into a return basket for cleaning.

SALE OF SYSTEMS TO THIRD PARTY OPERATORS AND JOINT VENTURE

    The Company plans to pursue customers for the sale or joint venture of its simulator systems. The Company also intends to lease its film library to buyers of its simulator systems for an annual fee based on a percentage of gross revenues generated by the sold capsules with a minimum rental fee due annually. There can be no assurance that the Company will be successful in its efforts to sell its capsules to third party operators, or to joint venture its simulator systems.

RETAIL SALES

    In addition to revenues generated from attendance at its attractions and sales and/or leasing of its simulators and ride films, the Company included a small retail store within its Las Vegas and Times Square Facilities and intends to include the same in some of its future attraction sites. The retail stores sells T-shirts, souvenirs and 3-D products which provide an additional source of potential revenue to the Company while providing a free source of publicity for
the Company's attractions.   Retail sales at the Las Vegas and Times Square
Facilities for the year ended December 31, 1996 were minimal compared to the Company's gross revenues. The Company is currently considering alternatives in promoting and increasing its retail sales.

COMPETITION

    The Company faces intense competition in the development and marketing of attractions. Such competition extends to gaining access to desirable locations for attractions as well as to selling or leasing simulators and ride films. Each of Imax Corporation, Iwerks Entertainment, Inc., Showscan Corporation and other companies develop and market simulators which compete with the simulators and related filmed entertainment being developed and marketed by the Company. Many of these corporations have greater financial and marketing resources than the Company and have established reputations for success in the development and marketing of products that are competitive with those of the Company. In addition, there are no significant barriers to entry which would prevent additional competitors from competing with the Company in the development and operation of attractions on a site-by-site basis.

    The Company also competes with existing motion simulators on a site-by-site basis. The Company is aware of several competing motion simulator attractions either currently existing or planned to be opened in the vicinity of its Facilities, including a proposed motion simulator attraction to be developed by the owner of the Forum Shops with Imax Corporation in a proposed expansion of the Forum Shops. In addition, the Excalibur Hotel in Las Vegas has a simulator ride facility which has been operational for approximately six years. The MGM Grand Hotel & Casino Theme Park and the Luxor Hotel & Casino in Las Vegas offer motion simulator attractions. Other hotels or theme parks in Las Vegas may also acquire motion simulator attractions. The Company also competes for customers to some extent with theme parks, traditional motion pictures and other forms of filmed or computer entertainment. Similarly the West Edmonton Facility and the Times Square Facility are competing with existing motion simulators within the immediate geographical area. The Company's attractions compete with other attractions and entertainment alternatives in a given region on the basis of location, price and content of its ride films.

    The Company believes that the real estate experience of its management will assist it in effectively competing in locating and acquiring favorable locations for its attractions. In addition, the Company believes that the compact size and realistic motion capabilities of its simulators as well as the unique and entertaining thematic elements and effects of its ride films will enable it to effectively compete for customers for the sale and leasing of its simulators and ride films.

TRADEMARKS, COPYRIGHTS AND PATENTS

    The Company does not currently hold any patents, copyrights or similar intellectual property protection for the technology or equipment used in its attractions. Although the Company has a patent application pending under appeal with the United States Patent Office for the combined use of 3-D ride films in motion simulators, there can be no assurance that a patent will be granted or, if granted, that it will be effective in preventing competitors from developing similar simulator systems.

    During 1996, the Company successfully obtained a trademark for "Cinema Ride" and a trademark for "Ride Guy". In addition, the Company intends to obtain copyright protection for each of the ride films produced by the Company. While the Company believes that patent, copyright and other protection are desirable, the

Company believes that they are less significant to the Company's success than factors such as the location and marketing of attractions and the production or acquisition of entertaining ride films.

INSURANCE

    The Company maintains comprehensive general liability and excess liability coverage of $16,000,000, business personal property coverage including leasehold improvements of $6,550,000, business income loss coverage of $5,700,000, and comprehensive automobile insurance of $1,000,000. The Company believes such insurance will adequately insure all of its current operations. Additional insurance may be required in connection with the opening of additional attractions by the Company.

    The Company also maintains $1,000,000 "key-man" life insurance on the lives of each of Mr. Mitch Francis, its President and Chief Executive Officer, and Mr. Gary Packman, its Chief Operating Officer and Executive Vice President, as to which the Company is the sole beneficiary. The Company also maintains director's and officers' liability insurance insuring the directors and officers of the Company for up to $2,000,000.

GOVERNMENTAL REGULATIONS

    The Company is subject to certain governmental regulations which has established standards for the design, construction, installation, alteration, maintenance, operation and inspection of amusement rides such as the Company's attractions. The Company successfully obtained all necessary permits and approvals pursuant to such regulations.

EMPLOYEES

    As of December 31, 1996, the Company had six full-time employees at its corporate offices, thirty employees at its Las Vegas Facility, seven employees at its West Edmonton Facility, and twenty employees at the Times Square Facility. The addition of new attractions will necessitate the Company's hiring of additional employees to manage and operate the new facilities. In addition, the Company anticipates entering into contracts with independent sales representatives to locate potential purchasers of simulators and licensees of ride films. As the Company's operations and sales efforts expand, the Company expects that it will hire additional management personnel to oversee and coordinate the Company's development and sales efforts. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

THE LAS VEGAS FACILITY

    In October 1993, the Company entered into a lease agreement for a site in the Forum Shops which houses the Company's Las Vegas Facility. The Las Vegas Facility lease has a term of 10 years with an option to extend the term of the lease for an additional five years at then current market rates.

    The lease for the Las Vegas Facility granted the Company the exclusive right to operate a motion simulator attraction within the Forum Shops. However, pursuant to an amendment between the Company and the lessor of the Forum Shops, the Company has agreed to permit a themed simulator attraction into the mall in exchange for a number of concessions from the landlord (see Liquidity and Capital Resources).

    On April 6, 1995, the Company entered into a lease agreement for a sign to be installed at the Las Vegas Facility in July 1995. The lease term is for sixty months commencing the first month following the installation of the sign (completed in July 1995). The Company paid $28,000 as a down payment upon execution of the lease and is required to pay $4,835 per month over the lease term, that includes insurance, taxes, and maintenance. The Company has the option to purchase the sign at the end of the lease term for approximately $14,000. Shortly after installation of the sign, the Forum Shops' management informed the Company that the ground lessor of the Forum Shops had not approved the sign and requested that the Company remove the sign. The sign was removed during August 1995 and than reinstalled in December 1995 after an amendment of the Las Vegas Facility lease. The commencement date of the sign lease has been amended to January 1, 1996 when the first payment became due (see Liquidity and Capital Resources).

THE WEST EDMONTON MALL FACILITY

    During July 1995, the Company entered into a five year lease agreement to install and operate one capsule in the West Edmonton Mall, Alberta, Canada. The rent is based on the greater of a minimum monthly payment of CA$5,000 (in Canadian Dollars) or twenty percent of gross sales. The West Edmonton facility is operated by Cinema Ride Edmonton, Inc., a wholly owned Canadian subsidiary of the Company. This facility commenced full operations on August 1, 1995, employing approximately seven employees.

    The West Edmonton Mall consists of 5,200,000 square feet of rentable space, combining recreation, entertainment and retail shops. The mall also includes a 360 room hotel, a gambling casino, several restaurants, an ice skating ring, a dolphin show, a water park, 20 aquariums, a miniature golf course, a roller coaster, and a motion simulator. The Company's facility is located within the food court of the mall, thus capitalizing on the traffic that the food court generates especially in the high tourist season.

THE TIMES SQUARE FACILITY

    During August 1995, the Company entered into a lease agreement with Three Times Square Center Partners, L.P., (the "Landlord") to install three capsules in Times Square, New York City. The lease term is for approximately ten years with two five year renewal options. In the event the Landlord initiates development of a high rise office tower on the subject property, the Landlord has the right to terminate the lease upon six months notice, and is obligated to pay the Company $750,000 if the lease is canceled by the Landlord prior to the second anniversary of the rent commencement date. The Company has the right to cancel the lease upon twelve months notice at the fifth and seventh anniversary of the rent commencement date. The Times Square Facility commenced operations in September 1996. The total cost of design, construction and installation of the Times Square Facility was approximately $3.2 million excluding signage (see Liquidity and Capital Resources).

    The Times Square Facility consists of a space in a building located on Seventh Avenue, between Forty-Second street and Forty-Third street. The facility is part of the New York City redevelopment project of Times Square offering entertainment companies tax credits as an incentive for doing business in Times Square. The Company will be joining other retailers and major entertainment companies who have announced their schedule to open their facilities over the next few years.

    During the quarter ended June 30, 1996, the Company entered into a lease agreement for a sign to be installed at the Times Square Facility. The lease term is for sixty months commencing the first month following installation of the sign. (See Liquidity and Capital Resources)

CORPORATE OFFICES

    The Company is leasing office space for its corporate headquarters in Studio City, California. The current lease of office space is for a period of five years commencing in July 1995 with one option to renew for a three year period at ninety five percent of the then fair market rental value. The base rent requires monthly payments of $5,029 for the first thirty six months, payment of $5,334 for the following eighteen months, and payments of $5,639 thereafter.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

    The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------------------------------------

    The common stock of the Company began trading in September 1994 (subsequent to the public offering) on the Nasdaq Small Cap Market under the symbol "MOVE". The following table sets forth the high and low quotations from the National Association of Securities Dealers Automated Quotation System "NASDAQ". The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to the offering in September 1994, no established public trading market existed.


                              Common Stock Price


                              HIGH      LOW
                             -------   -----

  Third Quarter - 1994         6 1/4       5

  Fourth Quarter - 1994        6 5/8   4 3/4

  First Quarter - 1995         5 5/8   1 3/4

  Second Quarter - 1995      3 19/32   1 5/8

  Third Quarter - 1995         2 5/8       2

  Fourth Quarter - 1995      1 17/32   13/16

  First Quarter - 1996        1 3/16    9/16

  Second Quarter - 1996            2     3/4

  Third Quarter - 1996         31/32    9/16

  Fourth Quarter - 1996         3/16    1/16


    The number of record holders of the Company's common stock as of March 21, 1997 was 84. The number of beneficial holders of the Company's common stock as of March 21, 1997 was approximately 1,200.

    The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future.

    Under the current and proposed rules for maintenance of the continued listing of the Company's common stock on the Nasdaq Small Cap Market, the common stock is required to have a minimum bid price of $1 per share. As of March 21, 1997, the Company is not in compliance with those requirements.

FORWARD LOOKING STATEMENTS

    The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may effect such forward-looking statements include, without limitation: the Company's ability to successfully operate its existing facilities, the impact of competition on the Company's revenues, and seasonality.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ----------------------------------------------------------------------
OF OPERATIONS
--------------

    Although the Company was formed in April 1993, operations of the Company did not commence until October 1994 when the Las Vegas Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility and the Times Square Facility, in August 1995 and September 1996 respectively.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995:

    Revenues increased by 48% or $1,079,908 from $2,230,255 in 1995 to $3,310,163 in 1996. The increase is due to 1) the opening of the Times Square Facility in September 1996 which contributed $558,229 in revenues for the partial year it was open, and 2) an increase in revenues at the Las Vegas Facility by 22% or $448,324 from $2,053,188 in 1995 to $2,501,512 in 1996.
Revenues from the West Edmonton Mall Facility which opened in August 1995 increased by 41% or $73,355 from $177,655 in 1995 to $251,010 in 1996. In addition, the Company raised the price of a single ticket to seven dollars from five dollars. The average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. The Company has been successful in marketing the sale of multiple features tickets which had a positive contribution to revenues.

    Selling, general and administrative expenses decreased by 6% or approximately $199,500, from $3,306,863 in 1995 to $3,107,375 in 1996. This decrease is due to 1) a decrease in expenses at the Las Vegas Facility of 28% or approximately $490,000 (from approximately $1,743,715 in 1995 to approximately $1,254,257 in 1996) relating primarily to decreases in wages, advertising, and administrative expenses, 2) a decrease in corporate expenses of 15% or approximately $191,500 (from $1,328,278 in 1995 to $1,136,550 in 1996) relating primarily to decreases in professional fees, insurance reimbursements, advertising and other administrative expenses, 3) a decrease in expenses at the West Edmonton Mall Facility of approximately $26,000 (from $232,200 in 1995 to $206,195 in 1996) relating primarily to decreases in advertising, and administrative expenses and 4) an increase in overall expenses of approximately $508,000 relating to the opening of the Times Square Facility in September 1996.

    Depreciation and amortization increased by 124% or approximately $461,000, from $371,007 in 1995 to $831,927 in 1996 due to 1) the opening of the West Edmonton Mall Facility in August 1995 which contributed to an increase of approximately $78,000 in depreciation in 1996, 2) the opening of the Times Square Facility in September 1996 which contributed to an increase of approximately $205,000, 3) an increase of approximately $131,000 relating to write off of certain assets at the Las Vegas Facility, and 4) and an overall increase in depreciation and amortization of approximately $40,000 primarily relating to amortization of film library and pre opening costs relating to the Las Vegas and West Edmonton Mall facilities.

    Interest expense increased by $244,195 from $2,605 in 1995 to $246,800 in 1996 mostly due to the Company's incurring of interest on loans in 1996 and the amortization of $20,825 in financing costs relating to the Company's issuance of stock and warrants to lenders in connection of obtaining some of these loans as discussed in Note 5 to the consolidated financial statements. In addition, in connection with the issuance of the warrants relating to the Company's financing during December 1996, the Company incurred, based on a valuation of these warrants which were issued to the Lender and the brokers who arranged the financing, $47,498 as deferred financing costs which will be amortized over the life of the loan.

    Interest income decreased by 80% or $61,000, from $76,150 in 1995 to $15,150 in 1996 mainly due to utilization of cash previously available to the Company from the proceeds of the Company's public offering.

YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994:

    Revenues increased by 653% or $1,934,038, from $296,217 in 1994 to $2,230,255 in 1995. The increase is mainly due to 1) the Company being in operations for the full year in 1995 versus eighty two days in 1994 and 2) the opening of the West Edmonton Facility in August 1995 which contributed approximately $177,000 in revenues. In addition, the Company raised the price of a single ticket to six dollars from four dollars. However, the average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. The Company has been successful in marketing the sale of multiple features tickets which had a positive contribution to revenues.

    Selling, general and administrative expenses increased by 140% or $1,927,572, from $1,379,291 in 1994 to $3,306,863 in 1995. The increase is due to 1) the opening of the West Edmonton Facility in August 1995 which contributed approximately an additional $232,000 in expenses in 1995, 2) the Las Vegas Facility being in full operation during 1995 which contributed to an increase of approximately $945,000 in expenses (from approximately $800,000 in 1994 to approximately $1,745,000 in 1995) relating mostly to increases in salaries, advertising, and rent (accounting for approximately $818,000 of the $945,000 increase), and 3) an increase in corporate expenses due to the hiring of additional accounting, administrative and sales personnel (contributing to an increase in expenses of approximately $195,000 from approximately $307,000 in 1994 to approximately $502,000 in 1995), increase in professional fees of approximately $152,000 (consisting mainly of accounting, legal, marketing, public relation, and investor relations expenses), as well increases in insurance expenses and other administrative expenses accounting for approximately $328,000 in additional expenses in 1995.

    Depreciation and amortization increased by 382% or $294,040, from $76,967 in 1994 to $371,007 in 1995 due to the opening of the West Edmonton Facility in August 1995 and due to the Company being in operation for the full year in 1995.

    Interest income increased by 96% or $37,310, from $38,840 in 1994 to $76,150 in 1995 mainly due to interest earned on the proceeds from the September 1994 public offering.

    Interest expense decreased by 99% or $328,107, from $330,712 in 1994 to $2,605 in 1995 mostly due to the Company's incurring a $300,000 finance charge in 1994 relating to the payment of the capital lease.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Net cash provided in operating activities was $1,177,028 during the year ended December 31, 1996, as compared to the cash used in operating activities of $892,670 for the same period during the prior year. The increase of $2,069,698 was primarily due to an increase in accounts payable and accrued expenses of $427,278, a decrease in losses of $513,281, an increase in depreciation and amortization of $460,920, an increase in deferred rent of $154,261, a decrease in customer deposits of $273,000, and a decrease in prepaid expenses of $141,217.

    Net cash used in investing activities decreased by $500,042 from $2,374,545 in 1995 to $1,874,503 in 1996. The decrease is primarily due to costs incurred by the Company relating to film production in 1995.

    Net cash provided by financing activities was $1,850,718 during the year ended December 31, 1996, as compared to the cash used in financing activities of $100,000 for the same period during the prior year. The increase of $1,950,718 was mainly due to a net increase in notes payable of $1,862,543 and to a decrease in loans aggregating $100,000 made to officers in 1995.

    The Company has relied on the proceeds of sales of Common Stock, Redeemable Warrants, loans and equipment leasing to provide it with the cash necessary to develop its facilities and ride films and to operate its business.

    The amendment of the Las Vegas Facility lease in December 1995 allows the Company to install a booth/kiosk on the main level of the Forum Shops, and also reimburses the Company for the cost of the sign and out of pocket expenses not to exceed in total $150,000. The reimbursement was deducted from the monthly rent payment at a rate of $18,000 per month starting February 1, 1996. In addition, the lease amendment requires the Landlord to install at the Landlord's cost, within six months, new signage that is acceptable to the Company and to take possession of the original sign. The Company will still be responsible for paying off the remaining obligation at that time. The amendment also waived the Landlord's rights to any percentage rent form the Las Vegas Facility or any other future facilities within a four mile radius, as was required by the original lease. In return, the Company waived its exclusivity right within the Forum Shops by allowing an IMAX Simulator Theater to be installed within the center. However, the Company obtained the right to terminate its lease if the Company's sales for any full lease year after IMAX's opening do not equal or exceed $2,000,000 or $1,500,000 thereafter.

    On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent. The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Company. The lender has first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Company other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of December 31, 1996, $32,680 remains unpaid on this loan.

    During the quarter ended June 30, 1996, the Company entered into a lease agreement for a sign to be installed at the Times Square Facility. The lease term is for sixty months commencing the first month following installation of the sign. The Company is required to pay $150,000 as a down payment on the sign, of which, $50,000 was paid during August 1996, $50,000 is due upon installation, and $50,000 to be paid over the following ten months at a rate of $5,000 per month. The lease requires monthly payments of $7,950 which includes taxes and maintenance. The Company has the option to purchase the sign at the end of the lease term for approximately $45,000. As of December 31, 1996, $100,000 remains unpaid relating to the down payment on this lease.

    As discussed in Note 5 to the consolidated financial statements, on June 17, 1996, the Company obtained a loan for $600,000 from an unaffiliated party. The loan was due in sixty days bearing interest at 2% per month compounded monthly. In connection with obtaining the loan, the Company agreed to pay the lender a 2 point fee ($12,000), and issue 50,000 warrants to purchase the Company's common stock at the then fair market value. The Company repaid this loan during the quarter ended September 30, 1996. As of March 21, 1997, all accrued interest relating to this note has been paid.

    As discussed in Note 5 to the consolidated financial statements, during the quarter ended September 30, 1996, the Company obtained loans aggregating $437,500 bearing interest at 15% per annum paid monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing. These loans are secured by certain equipment owned by the Company and by the net cash flow of the Las Vegas Facility. In connection with obtaining these loans, the Company issued 437,500 shares of the Company's common stock to the lenders. In connection with the issuance of the shares to the lenders the Company recognized $250,469 in financing costs which is deferred and is amortized as interest expense over the life of these loans. During the fourth quarter, some of lenders elected to convert $100,000 of the above notes to common stock at the than fair market value of $.40 per share. Accordingly, the Company issued 250,000 additional shares relating to the conversion of these notes. As of March 21, 1997, all remaining notes and accrued interest have been paid.

    On December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. (the "Lender") structured as a sale leaseback transaction of certain equipment owed by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 to be paid over a four year term at $40,903 per month with a balloon payment of $157,503. The loan bears a variable interest rate based on the average weekly interest rate of three-year U.S. Treasury Securities. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. As of March 21, 1997, the Company has issued 444,285 shares of the Company's common stock to various vendors and 250,000 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $2.00 per share, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $.41 per share representing approximately 110% of the market value at the closing date of the financing.

    As of December 31, 1996, the Company had commitments to purchase two capsules designated for the Company's own use to operate or for sales to third party. As of December 31, 1996, approximately $44,000 remains to be incurred relating to the construction of the remaining two capsules, which will become due upon installation and acceptance.

    The Company is currently in production of a ski and snowboard film which is
being produced by Warren Miller Entertainment.   As of December 31, 1996, the
Company anticipates an additional $70,000 in expenses relating to the production of this film, of which $60,000 has been accrued by the Company. The film is
scheduled to be released in 1997.   The Company has been performing additional
work on its previously released films adding more special effects and reworking some scenes. As of December 31, 1996, the Company anticipates additional expenditures of approximately $70,000 relating to the completion of this rework, of which the Company has accrued approximately $25,000. The Company also expects to incur approximately additional $50,000 in expenses relating to reprogramming the motion of its existing capsules for the above films.

    As of December 31, 1996, the Company had a negative working capital of $581,771. The Company has and is continuing to take steps to reduce its expenses without impacting its operations. Management believes that the existing funds, combined with the Company's ability to generate cash from its operations and through lease or debt financing of the Company's existing equipment, or through equity financing, should be adequate to finance current levels of activity. The Company was able to secure financing which was necessary to pay for expenses already incurred relating to the Times Square Facility, as well as other current obligations. Additional funds will be required to finance the opening of additional locations. There can be no assurance that the Company will be successful in obtaining the necessary funds to finance the opening of any additional locations.

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

    The Company believes that each new attraction will take approximately four to six months from lease execution to commencement of operations. Total cost of developing new attractions, including construction, fixtures, equipment and start-up costs after completion are estimated to be at least $1,250,000 per two-capsule site. These costs will vary depending on the leased space, the scope of any tenant improvements required to be performed by the Company in connection with leasing a given location and the number of capsules installed, as well as the size and location of the planned attraction. The Company anticipates that three more locations will be added in the next two years. Accordingly, the Company expects to spend approximately at least an additional $3,750,000 on the acquisition and installation of three more locations in the next two years. In addition to the costs of the equipment necessary to establish a new attraction location, the Company expects to add approximately twenty employees per each additional two-capsule location that it owns and operates.

    In order to reduce the out-of-pocket costs in the development of attractions, the Company may also explore joint venture arrangements with third parties. The Company and its co-venturer would then split the profits, if any, from the attraction based on their respective contributions to the venture.

SIMULATOR SALES, JOINT VENTURES, AND RIDE FILM LEASING

    The Company intends to pursue the sale or joint venturing of simulator equipment to property owners and businesses that wish to operate attractions of their own. The sale of simulators to third parties would provide the Company with an additional source of revenues and profits with a lower degree of risk than is associated with owning and operating systems. Additional revenues would be generated from the leasing of the Company's library of ride films to purchasers of the Company's simulators or to operators of already existing simulators. The Company does not intend to sell simulators or ride films into markets in which it expects to operate its own attractions.

    It is expected that the Company's management will continue to be responsible for the marketing of the Company's simulators and ride films for sale and/or leasing. However, the Company may retain the services of outside or in-house sales representatives to locate potential purchasers of simulators and licensees of ride films.

SEASONALITY OF BUSINESS

    Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The degree of this seasonality will vary among attractions depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities will be the highest in June through September (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more effected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the Winter months in Alberta, Canada. Similarly, the Times Square Facility is effected by seasonality during the slower Winter months. As a result, the Company's results of operations at its three facilities will depend upon sales generated from the peak tourist periods and any significant decrease in sales for such periods could have a material adverse effect upon the Company's operations.

NET OPERATING LOSS CARRYFORWARD

    As of December 31, 1996, for federal income tax purposes, the Company has approximately $4,085,000 in net operating loss carryforwards expiring through 2011. The net operating loss carryforwards result in deferred tax assets of approximately $1,400,000. Due to management not being able to conclude that it is more likely than not that the deferred tax asset will be realized, a 100% valuation allowance has been recorded for the full amount. Under Federal Tax Law IRC Section 382, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of the tax loss carryforwards.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company adopted this accounting standard on January 1, 1996 and its effects on the financial position and results of operations were immaterial.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

    Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and Extinguishments of liabilities occurring after December 31, 1996, and to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and Extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

    For a list of financial statements filed as part of this report, see index to financial statements at F-1.

                                                  CINEMA RIDE, INC.
                                                  AND SUBSIDIARIES




                                 ===============================================
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1996 AND 1995

                                           CINEMA RIDE, INC. AND SUBSIDIARIES

                                                                 INDEX
================================================================================

Report of independent certified public accountants               F-2

Consolidated balance sheets                               F-3 to F-4

Consolidated statements of operations                            F-5

Consolidated statements of stockholders' equity                  F-6

Consolidated statements of cash flows                     F-7 to F-8

Summary of accounting policies                           F-9 to F-13

Notes to consolidated financial statements              F-14 to F-25

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Cinema Ride, Inc. and Subsidiaries
Studio City, California


We have audited the accompanying consolidated balance sheets of Cinema Ride, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cinema Ride, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



Los Angeles, California                         BDO SEIDMAN, LLP
February 21, 1997

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

================================================================================

December 31,                                         1996        1995
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                        $1,395,978     $  144,539
 Inventories                                          45,515         45,806
 Prepaid expenses                                     93,330        141,367
 Other receivables                                     5,311         21,154

--------------------------------------------------------------------------------
Total current assets                               1,540,134        352,866
--------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT (Notes 4 and 5)
 Office equipment and furniture                      103,050        104,094
 Equipment under capital lease                       589,474        139,474
 Leasehold improvements                            2,222,967      1,076,097
 Theater and film equipment                        3,078,593      1,693,129
 Theater and film equipment under construction       564,432      1,521,414
--------------------------------------------------------------------------------

                                                   6,558,516      4,534,208
 Accumulated depreciation                           (846,873)      (291,679)
--------------------------------------------------------------------------------
                                                   5,711,643      4,242,529
--------------------------------------------------------------------------------


FILM LIBRARY
 Film projects under development                     271,872        259,411
 Film library, net of accumulated
  amortization of $297,582 and $147,775              454,783        542,787
--------------------------------------------------------------------------------
                                                     726,655        802,198
--------------------------------------------------------------------------------

RECEIVABLES FROM OFFICERS (Note 1)                    97,865        100,000

DEFERRED LEASE COSTS AND OTHER ASSETS                783,217        317,112
--------------------------------------------------------------------------------
TOTAL ASSETS                                      $8,859,514     $5,814,705
================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

===================================================================================

December 31,                                                  1996          1995
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                   $ 1,342,855    $   517,765
 Accrued interest                                             50,547             --
 Current portion of capital lease obligations (Note 4)        53,102         13,485
 Notes payable to investors (Note 5)                         337,500             --
 Current portion of note payable to lender (Note 5)          275,979             --
 Notes payable to vendors (Note 5)                            52,612             --
 Note payable to bank (Note 5)                                 9,310             --
-----------------------------------------------------------------------------------
Total current liabilities                                  2,121,905        531,250
-----------------------------------------------------------------------------------
OBLIGATIONS UNDER CAPITAL LEASE (Note 4)                     336,548         97,989

NOTE PAYABLE TO BANK (Note 5)                                 23,370             --

NOTE PAYABLE TO LENDER (Note 5)                            1,116,384             --

DEFERRED RENT (Note 8)                                       154,261             --
-----------------------------------------------------------------------------------
Total liabilities                                          3,752,468        629,239
-----------------------------------------------------------------------------------

COMMITMENTS (Notes 2 and 7)
-----------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Notes 5 and 6)
 Preferred stock, $.01 par value, 500,000
  shares authorized, none issued                                  --             --
 Common stock, $.01 par value, 20,000,000
  shares authorized, 5,731,785 and 4,570,000
  shares issued and outstanding                               57,318         45,700
 Additional paid-in capital                                9,134,389      8,363,638
 Accumulated deficit                                      (4,084,661)    (3,223,872)
-----------------------------------------------------------------------------------
Total stockholders' equity                                 5,107,046      5,185,466
-----------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 8,859,514    $ 5,814,705
===================================================================================


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS

================================================================================

Years ended December 31,                 1996          1995
--------------------------------------------------------------------------------

REVENUES                              $ 3,310,163    $ 2,230,255
--------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               3,107,375      3,306,863

DEPRECIATION AND AMORTIZATION             831,927        371,007
--------------------------------------------------------------------------------

TOTAL EXPENSES                          3,939,302      3,677,870
--------------------------------------------------------------------------------
OPERATING LOSS                           (629,139)    (1,447,615)

OTHER INCOME (EXPENSE)
 Interest income                           15,150         76,150
 Interest expense                        (246,800)        (2,605)
--------------------------------------------------------------------------------

NET LOSS                              $  (860,789)   $(1,374,070)
================================================================================

NET LOSS PER COMMON SHARE             $      (.18)   $      (.30)
================================================================================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                            4,765,444      4,524,055
================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          YEARS ENDED DECEMBER 31, 1996 AND 1995

================================================================================================
                                     Common Stock       Additional              Total
                                    (Notes 5 and 6)      Paid-in            Stockholders'
                                   Shares     Amount     Capital       Deficit         Equity
------------------------------------------------------------------------------------------------

BALANCE, January 1, 1995          4,505,000   $45,050   $8,209,912   $(1,849,802)   $ 6,405,160

Issuance of common stock
 for services rendered               65,000       650      153,726             -        154,376

Net loss                                  -         -            -    (1,374,070)    (1,374,070)
------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995        4,570,000    45,700    8,363,638    (3,223,872)     5,185,466

Issuance of common stock
 to officer                          30,000       300       15,600             -         15,900

Issuance of common stock
 to lenders                         437,500     4,375      246,094             -        250,469

Conversion of note payable
 to common stocks                   250,000     2,500       97,500             -        100,000

Issuance of common stock
 for services rendered              444,285     4,443      343,234             -        347,677

Issuance of warrants to
 lenders and brokers (Note 5)             -         -       68,323             -         68,323

Net loss                                  -         -            -      (860,789)      (860,789)
------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996        5,731,785   $57,318   $9,134,389   $(4,084,661)   $(5,107,046)
================================================================================================


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================
Increase (Decrease) in Cash

Years ended December 31,                                  1996         1995
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from operations                             $  (860,789)  $(1,374,070)
 Adjustments to reconcile net loss to
  cash used in operating activities:
   Depreciation and amortization                          831,927       371,007
   Stock issued for services rendered                      29,400       154,376
   Amortization of deferred financing costs               125,187            --
   Write-off of organization costs                          9,863            --
   Loss on sale of assets                                   7,846            --
   Increase (decrease) in cash due to changes
   in operating assets and liabilities:
   Inventories                                                291        (1,849)
   Prepaid expenses                                        48,037       (93,180)
   Other receivables                                        7,980       (21,154)
   Accounts payable and accrued expenses                  870,674       345,200
   Deferred rent                                          154,261            --
   Accrued interest                                        50,547            --
   Customer deposits                                           --      (273,000)
--------------------------------------------------------------------------------

Net cash provided by (used in) operating activities     1,275,224      (892,670)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of:
  Film production costs                                   (49,716)     (394,697)
  Capital expenditures                                 (1,440,244)   (1,692,023)
  Equipment under capital lease                           (75,215)      (28,000)
 Proceeds from insurance for equipment                     33,671            --
 Deferred lease costs and other assets                   (342,999)     (259,825)
--------------------------------------------------------------------------------
Net cash used in investing activities                  (1,874,503)   (2,374,545)
--------------------------------------------------------------------------------

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

===================================================================================
Increase (Decrease) in Cash

Years ended December 31,                                   1996             1995
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                              2,471,295             --
 Payments made on notes payable                            (608,752)            --
 Principal payments under capital lease obligation          (21,825)            --
 (Loans) payments made (to) from officers                    10,000       (100,000)
-----------------------------------------------------------------------------------

Net cash provided by (used in) financing activities       1,850,718       (100,000)
-----------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,251,439     (3,367,215)


CASH AND CASH EQUIVALENTS, beginning of year                144,539      3,511,754
-----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                   $1,395,978    $   144,539
===================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid for interest                                 $   53,290    $     2,605
===================================================================================

 Non cash financing activities:
  Common stock issued to vendors
   in exchange for services rendered                     $   13,500    $   154,376
  Issuance of stock to lenders                              250,469             --
  Issuance of common stock to officer                        15,900             --
  Increase in capital lease obligation and
   accounts payable for equipment                           300,000        111,474
  Issuance of common stock for film expenditures             24,548             --
  Issuance of common stock for financing costs               56,250             --
  Issuance of common stock for capital obligation            74,785             --
  Issuance of common stock for leasehold improvements       158,256             --
  Issuance of common stock for equipment                     20,338             --
  Issuance of warrants to lender                              4,652             --
  Issuance of warrants to brokers                            42,846             --
  Conversion of notes payable to common stock               100,000             --
  Conversion of accounts payable to notes payable            52,612             --
===================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

BUSINESS            Cinema Ride, Inc. (the "Parent") and Subsidiaries (the
ACTIVITY            "Company") was incorporated in Delaware in April 1993. The
                    Company is in the business of developing and operating rides consisting of motion simulator attractions ("attractions" or "rides") and filmed entertainment ("ride films") that combines video-projected three-dimensional ("3-D") action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action.
                    The Company opened its first attraction in Las Vegas in October, 1994. The Company's executive offices are located in Studio City, California.

                    During 1995, the Company established a wholly owned subsidiary, Cinema Ride Edmonton, Inc., a Canadian corporation that operates one motion simulator ride Facility located at the West Edmonton Mall in Alberta, Canada. During the years ended December 31, 1996 and 1995, revenues, losses and identifiable assets for Cinema Ride Edmonton, Inc. were less than 10% of the consolidated amounts, therefore segment information is not disclosed.

                    During 1995, the Company also established a wholly owned subsidiary, Cinema Ride Times Square, Inc., that operates one motion simulator ride Facility consisting of three capsules, located at New York Times Square which commenced operation in September 1996.

                    All significant intercompany transactions and balances have been eliminated in consolidation.

CONCENTRATION OF    The Company maintains cash balances at various financial
CREDIT              institutions. Deposits not to exceed $100,000 for each
RISK                institution are insured by the Federal Deposit Insurance
                    Corporation. At December 31, 1996 F-9 and 1995, the Company had uninsured cash and cash equivalents in the amount of $1,201,770 and $0.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

PROPERTY AND        Property and equipment are stated at cost. Depreciation
EQUIPMENT           is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets which range from five to ten years.

FILM PRODUCTION     Film production costs are stated at the lower of amortized
COSTS               cost or market. Upon completion, film production costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly.

DEFERRED LEASE      Deferred lease costs represent amounts paid in connection
COSTS               with the successful negotiation of the Company's leases.
                    Costs are amortized on a straight-line basis over the term of the lease.

PRE-OPENING         The Company capitalizes pre-opening costs (primarily rent,
COSTS               salaries and insurance) incurred in connection with
                    potential new locations. These costs are amortized over the twelve months following commencement of operations, or charged to expense when the project is abandoned. At
                    December 31, 1996 and 1995, unamortized pre-opening costs of $258,701 and $140,577 are included in other assets.

INCOME TAXES        The Company provides for income taxes in accordance
                    with Statement of Financial Accounting Standards 109 ("SFAS
                    109"), Accounting for Income Taxes. Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes and result primarily from differences in methods used to amortize production costs.

FAIR VALUE OF       The Financial Accounting Standards Board issued SFAS No.
FINANCIAL           107, Disclosures about Fair Value of Financial Statements,
INSTRUMENTS         which is effective December 31, 1995. This statement
                    requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

                    The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, inventory, prepaid expenses, other receivables, current maturities of long-term debt, accounts payable, accrued expenses and other liabilities approximate fair value because of their short maturity.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

FAIR VALUE OF       The carrying amount of long-term debt approximates fair
FINANCIAL           value because the interest rates on these instruments
INSTRUMENTS         approximate the rate the Company could borrow at December
(CONTINUED)         31, 1996.



FOREIGN CURRENCY    Foreign currency denominated assets and liabilities of
TRANSLATION         subsidiaries with local functional currencies are translated to United States dollars at year-end exchange rates. The effects of translation are recorded in the cumulative translation component of shareholders' equity. Such translations in 1996 and 1995 were minimal.

STOCK-BASED         Statements of Financial Accounting Standards No. 123,
COMPENSATION        "Accounting for Stock-Based Compensation" (SFAS No. 123)
                    establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The
                    Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

LOSS PER SHARE      Loss per share is based on the weighted average number of
                    shares of common stock outstanding during the period. Net loss per common share has been computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares representing the common shares that would be issued on exercise of convertible securities and outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds are not included since their effect would be anti-dilutive.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

STATEMENT OF        For purposes of the statement of cash flows, the Company
CASH FLOWS          considers all highly liquid debt instruments with an
                    original maturity of three months or less to be cash equivalents.

SEASONALITY OF      Because of the seasonal nature of tourist traffic,
BUSINESS            attendance patterns at attractions may vary. The nature and degree of this seasonality will vary among attractions depending on the nature of tourist and local traffic patterns at a given location, as well as, the nature of entertainment alternatives available to audiences. The
                    Company expects that attendance at its facilities will be the highest in June through September (the height of the tourist season) and lowest during January and February. The
                    West Edmonton Mall Facility is more affected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the winter months in Alberta, Canada. As a result, the Company's results of operations at its three facilities will depend upon sales generated from the peak tourist periods and any significant decrease in sales for such periods could have a material adverse effect upon the Company's operations.

RECLASSIFICATIONS   Certain items previously reported in specific financial
                    statement captions have been reclassified to conform with the 1996 presentation.

ACCOUNTING          The preparation of financial statements in conformity with
ESTIMATES           generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

IMPAIRMENT OF       Statement of Financial Accounting Standards No. 121,
LONG-LIVED ASSETS   "Accounting for the Impairment of Long-Lived Assets and for
                    Long-Lived Assets to Be Disposed of" (SFAS No. 121) establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company adopted this accounting standard on January 1, 1996 and its effects on the financial position and results of operations were immaterial.

NEW ACCOUNTING      Statements of Financial Accounting Standards No. 125,
PRONOUNCEMENT       "Accounting for Transfers and Servicing of Financial Assets
                    and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FSAB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

1. RECEIVABLES      During the year ended December 31, 1995, the Company made
   FROM OFFICERS    loans to each of its two officers in the amount of $50,000.
                    The loans bear interest at a rate of 8% per year and are due on the earlier of June 30, 1998 or six months after the officer ceases to be an employee of the Company. Principal payments of $5,000 per loan are due on June 30, 1996 and June 30, 1997, with the balance due on June 30, 1998. Each note is secured by the lower of 40,000 shares or the number of shares equivalent to the unpaid value of the note. The balance of the loans at December 31, 1996 is $97,865, which includes $7,865 of accrued interest.

2. CUSTOMER         During the year ended December 31, 1994, the Company entered
   DEPOSITS         into an equipment purchase and ride film rental agreement
                    with a southern California-based owner and operator of movie theaters to purchase two stand-alone ride capsules from the Company for a total purchase price of $910,000. An initial cash payment of $273,000 was made. The agreement also required that the purchaser lease the Company's library of ride films. On March 27, 1995, the purchaser informed the Company that it had been unsuccessful in obtaining landlord approval for certain leasehold improvements. Accordingly, the purchaser exercised its option to terminate the ride agreement. The Company refunded the purchaser the full initial deposit of $273,000 on May 3, 1995.

3. INCOME TAXES     As of December 31, 1996, for federal income tax purposes,
                    the Company has approximately $4,085,000 in net operating loss carryforwards expiring through 2011. The net operating loss carryforwards result in deferred tax assets of approximately $1,400,000. Due to management not being able to conclude that it is more likely than not that the deferred tax asset will be realized, a 100% valuation allowance has been recorded for the full amount. Under
                    Federal Tax Law IRC Section 382, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of the tax loss carryforwards.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

4. Obligation      Minimum future lease payments under capital lease
   Under Capital   obligations are as follows:
   Lease

                   December 31,                                        Amount
                   ------------------------------------------------------------
                       1997                                           $ 113,064
                       1998                                             113,064
                       1999                                             113,064
                       2000                                             113,064
                       2001                                             113,064
                       Thereafter                                        12,278
                   ------------------------------------------------------------


                                                                        577,598

                   Amount representing interest                        (187,948)
                   ------------------------------------------------------------


                   Present value of minimum lease payments            $ 389,650
                   ============================================================



5. NOTES PAYABLE    NOTE PAYABLE TO BANK

                    On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent (total interest is 6.75% at December 31, 1996). The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Parent. The lender has first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Parent other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of December 31, 1996, $32,680 remains unpaid on this loan.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

 5.  NOTES PAYABLE  LOAN PAYABLE TO UNAFFILIATED PARTY
     (CONTINUED)
                    On June 17, 1996, the Company obtained a loan for $600,000 from an unaffiliated party. The loan was due in sixty days bearing interest at 2% per month compounded monthly. In connection with obtaining the loan, the Company agreed to pay the lender a 2 point fee ($12,000), and issue 50,000 warrants to purchase the Company's common stock at the then fair market value. The Company repaid this loan during the quarter ended September 30, 1996. As of December 31, 1996, all accrued interest relating to this note has been paid. In connection with the Company's issuance of warrants to this lender, the Company recognized, based on a valuation of these warrants, $20,825 as an additional interest expense during the year.

                    NOTES PAYABLE TO INVESTORS

                    During the quarter ended September 30, 1996, the Company obtained loans aggregating $437,500 bearing interest at 15% paid monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing. These loans are secured by certain equipment owned by the Company and by the net cash flow of the Las Vegas Facility. In connection with obtaining these loans, the Company issued 437,500 shares of the Company's common stock to the lenders at the then fair value of $.58 per share. In connection with the issuance of the shares to the lenders the Company recognized $250,469 in financing costs which is deferred and is amortized as interest expense over the life of these loans. During the fourth quarter, some of the lenders elected to convert $100,000 of the above notes to common stock at the then fair market value of $.40 per share. Accordingly, the Company issued 250,000 additional shares relating to the conversion of these notes. All remaining notes plus accrued interest were paid subsequent to year end.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

5.  NOTES PAYABLE   NOTE PAYABLE TO LENDER
    (CONTINUED)
                    On December 31, 1996, the Company closed a financing agreement (the "Financing Agreement") with Finova Technology
                    Finance, Inc. (The "Lender") structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, the Financing
                    Agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 to be paid over a four year term at $40,903 per month with a balloon payment of $157,503. The loan bears a variable interest rate based on the average weekly interest rate of three-year U.S. Treasury Securities. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. The balance of the loan at December 31, 1996 was $1,392,363 as the Lender held back $100,000 of the financing until January 1997 and $82,664 representing the first and last payments of the financing agreement. The
                    Company issued 444,285 shares of the Company's common stock to various vendors and 250,000 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the lender's requirement. The Company also issued 100,000 warrants to the lender at an exercise price of $2.00 per share, and an aggregate of 265,643 warrants to the brokers at an exercise price based on 110% of the market value at the closing date of the financing. In connection with the issuance of the warrants to the lender and brokers, the Company recognized, based on a valuation of these warrants, $47,498 as deferred financing costs which will be amortized over the life of the loan.

                    NOTES PAYABLE TO VENDORS

                    As a part of the requirements to obtain the Financing Agreement above, the Company converted $52,612 of accounts to vendors into unsecured subordinated notes payable bearing interest at 8%. Principal payments on the notes are to be made at 20% increments on April 30, 1997 and July 31, 1997 with the remaining 60% due on September 30, 1997.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================
5.  Notes Payable   Minimum future payments under notes payable are as
    (Continued)     follows:


                    December 31,                                     Amount
                    ---------------------------------------------------------
                     1997                                          $  675,401
                     1998                                             332,589
                     1999                                             388,127
                     2000                                             419,038
                    ---------------------------------------------------------

                                                                   $1,815,155
                    =========================================================

6. CAPITAL STOCK    Holders of the common stock purchased in previous private
   TRANSACTIONS     placements in 1993 and 1994 received certain demand and
                    piggyback registration rights as a result of the initial public offering of the common stock (see below). The Company has also granted certain "piggyback" registration rights for a period of five years after the closing date of a public offering of the Company's common stock, in the event of any subsequent public offering of the Company's securities, with respect to the common stock purchased in the private placement.


                    In September 1994, the Company completed an initial public stock offering of 1,200,000 shares of common stock, with a par value of $.01 per share, at a price of $5 per share and 2,000,000 warrants, at a price of $.25 per warrant. Each warrant entitles the holder thereof, upon exercise, to purchase one share of common stock at a price of $6.00 per share, subject to adjustments, exercisable for a period of forty eight months, commencing twelve months from the date of the offering. The warrants are subject to redemption by the Company, at any time, commencing eighteen months following the date of issuance, subject to earlier redemption at a price of $.25 per warrant if the average closing bid price for the common stock equals or exceeds $7.00 per share for any 20 trading days ending on the fifth day prior to the date of the notice of redemption. In November 1994, the underwriter in the Company's initial public offering exercised it option

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

6. CAPITAL STOCK    to purchase 180,000 shares of Common Stock and 300,000
   TRANSACTIONS     Redeemable Warrants at the initial public offering prices of
   (CONTINUED)      such securities in order to meet over-allotments in
                    connection with the initial public offerings. Net proceeds from the initial offering (and subsequent exercise of the over-allotment option) were $6,113,021.


                    In conjunction with the public stock offering, the Company sold separate warrants to the underwriter to purchase shares of common stock and redeemable warrants of the Company in an amount equal to 10% of the total shares of common stock and redeemable warrants underwritten excluding any over-allotment options granted to the underwriter. The warrants were sold at a price of $.0001 per share and are exercisable at 120% of the initial offering price per share of the Company's common stock and $.30 per redeemable warrant for a four year period commencing twelve months after the closing date of the public offering. The holders of the warrants sold to the underwriter will have certain registration rights.

                    During the year ended December 31, 1996, the Company issued its chief financial officer 30,000 shares of the Company's common stock at the then fair market value of $.53 per share. The Company recorded the then fair market value of the shares as additional compensation to the officer.

                    During the years ended December 31, 1996 and 1995, the Company issued 444,285 and 65,000 shares of common stock at the then fair market values to vendors in exchange for services in the amount of $347,677 and $154,375 respectively.

                    On June 14, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================
7. STOCK OPTION     EMPLOYEE STOCK OPTION PLAN
   PLANS
                    The Company adopted a Stock Option Plan (the "Plan") for officers, employees, directors and consultants of the Company or its subsidiaries, if any, subject to ratification by the Company's stockholders. The Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 900,000 shares of the Company's common stock. The Plan provides that options granted will generally be exercisable at any time during a ten year period (five years for a stockholder owning in excess of 10% of the Company's common stock). The exercise price for non-qualified stock options shall not be less than the par value of the Company's common stock. The exercise price for incentive stock options shall not be less than 100% of the fair market of the Company's common stock on the date of grant (110% of the fair market value of the Company's common stock on the date of grant for a stockholder owning in excess of 10% of the Company's common stock).


                    1995 DIRECTORS' STOCK OPTION PLAN

                    The Company adopted a Directors Stock Option Plan (the "Directors' Plan") for non-employee directors of the Company. The Directors Plan authorizes the granting of non-qualified stock options to purchase an aggregate of not more than 100,000 shares of the Company's common stock. The Directors' Plan provides that options granted will be exercisable during a ten year period and will vest on a cumulative basis as to one third of the total number of shares covered thereby at any time after one year from the date the option is granted and an additional one-third of such total number of shares at any time after the end of each consecutive one year period thereafter until the option has become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options shall be the fair value of the Company's common stock at the date of the grant.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================
7. STOCK OPTION     1995 Directors' Stock Option Plan (Continued)
   PLAN
   (CONTINUED)

                    On December 31, 1996, the Company's Board of Directors agreed on repricing the exercise price of options already issued under both the Company's Stock Option Plan and Directors' Plan to the then current market value.

                    Option activity during the years ended December 31, 1996 and 1995 is as follows:

                                                                 Stock Option
                                                                        Plan
                    ----------------------------------------------------------
                    Balance outstanding,
                        January 1, 1995                               600,000
                    Options cancelled, $5.00 per share               (600,000)
                    Options granted $0.875 per share                  231,000
                    Options granted $1.625 per share                   17,500
                    Options granted $2.125 per share                   80,000
                    Options granted $2.338 per share                  150,000
                    ----------------------------------------------------------

                    Balance outstanding,
                    December 31, 1995 ($.875 - $2.338)                478,500
                    Options cancelled, $1.625 per share                  (500)
                    Options granted $0.875 per share                   40,000
                    Options granted $0.530 per share                   50,000
                    Options granted $1.034 per share                  241,500
                    Options granted $0.940 per share                  100,500
                    Options cancelled                                (910,000)
                    Options re-issued $0.375 per share                910,000
                    ----------------------------------------------------------

                    Balance outstanding,
                     December 31, 1996 $0.375 per share               910,000
                    ==========================================================

                    Options exercisable:
                     December 31, 1995                                200,000
                     December 31, 1996                                292,667
                    ==========================================================

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

7.  STOCK OPTION      1995 DIRECTORS' STOCK OPTION PLAN (Continued)
    PLAN
    (CONTINUED)       Information relating to stock options and warrants at
                      December 31, 1996 summarized by exercise price are as follows:

                                                          Outstanding                     Exercisable
                                                        -----------------               -----------------
                      Exercise                          Weighted Average                Weighted Average
                       Price                            -----------------               -----------------
                      Per Share    Shares      Life (Year)    Exercise Price    Shares     Exercise Price
                      -----------------------------------------------------------------------------------
                      $0.375      910,000          8.9             $0.375       292,667       $0.375


                    All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts presented below:

                                                 1996               1995
                    --------------------------------------------------------
                      Net loss
                        As reported         $  (860,789)     $  (1,374,070)
                        Pro forma           $  (924,564)     $  (1,374,070)

                      Loss per share
                        As reported         $     (0.18)     $        (.30)
                        Pro forma           $     (0.19)     $        (.30)

                    The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing with the following weighted average assumptions for 1996, expected life of 8.9 years: expected volatility of 42%, risk-free interest rates of 6.15%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1996 approximated $0.23 per option.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

7. STOCK OPTION     Due to the fact that the Company's stock option programs
   PLAN             vest over many years and additional awards are made each
   (CONTINUED)      year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1995 and 1996.


8. COMMITMENTS      The Company leases office space for its corporate
                    headquarters in Studio City, California. Additionally, the
                    Company leases retail space for its attractions in Las
                    Vegas, Nevada, Edmonton, Canada and New York, New York.

                    The amendment of the Las Vegas Facility lease in December 1995 allows the Company to install a booth/kiosk on the main level of the Forum Shops, and also gives the Company a rent reduction not to exceed in total $150,000. The rent reduction was deducted from the monthly rent payment at a rate of $18,000 per month starting February 1, 1996 until the Company had recorded $150,000 as deferred rent and rent is being recorded on a straight-line basis through the expiration of lease which is July 2004. Deferred rent at December 31, 1996 was $154,261 which also includes deferred rent on the corporate office lease. In addition, the lease amendment requires the Landlord to install at the Landlord's cost, within six months, new signage that is acceptable to the Company and to take possession of the original sign. The Company will still be responsible for paying off the remaining obligation at that time.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

8. COMMITMENTS       Minimum future rental payments for each of the next five
   (CONTINUED)       years and thereafter is as follows:

                     Year ending                                     Annual
                     December 31,                                    Rent
                     ---------------------------------------------------------
                     1997                                         $  858,460
                     1998                                            917,090
                     1999                                            918,920
                     2000                                            866,643
                     2001                                            806,988
                     Thereafter                                    3,242,019
                     ---------------------------------------------------------
                                                                  $7,610,120
                     =========================================================

                    Rent expense for the years ended December 31, 1996 and 1995 was $632,726 and $484,861.

                    On September 14, 1994, the president and the chief operating officer of the Company entered into three year employment agreements that provide for base year salaries of $135,000 and $115,000, annual increases of 7.5% and annual bonuses of 4% and 3.5% of the Company's net income in excess of $2 million for each year.

                    As of December 31, 1996, the Company had commitments to purchase two capsules designated for the Company's own use to operate or for sales to third party. As of December 31, 1996, approximately $44,000 remains to be incurred relating to the construction of the remaining two capsules, which will become due upon installation and acceptance. As of December 31, 1996, the Company has accrued $66,000 relating to the completion and installation of the three capsules at the Times Square Facility.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


================================================================================

9. SUBSEQUENT       ISSUANCE OF COMMON STOCK
   EVENTS
                    During January 1997, the Company issued 55,000 shares of the Company's common stock to employees, including 50,000 shares to its chief financial officer at the fair market value of $.38 per share. The Company recorded the then fair market value of the shares as additional compensation to the employees. Warrant Repricing

                    WARRANT REPRICING

                    During January 1997, and in accordance with the warrant agreements, the Company, repriced the exercise price of the warrants issued in connection with its Initial Public Offering. The Company also issued additional warrants as required by the warrant agreements as follows:

                                         Original    Adjusted    Original   Additional
                                         Exercise    Exercise    Warrants    Warrants
                                          Price        Price      Issued     Issued
                    -------------------------------------------------------------------
                    Private Placement
                      Warrants              $5.00      $4.16      500,000     101,519

                    Public Warrants         $6.00      $4.97    2,000,000     415,656

                    Underwriters Warrants   $5.00      $4.16      300,000      60,911



10. MANAGEMENT      As of December 31, 1996, the Company had a negative working
    PLANS           capital of $581,771. The Company has and is continuing to
                    take steps to reduce its expenses without impacting its operations. Management believes that the existing funds, combined with the Company's ability to generate cash from its operations and through lease or debt financing of the Company's existing equipment, or through equity financing, will be adequate to finance current levels of activity. The
                    Company was able to secure financing which was necessary to pay for expenses already incurred relating to the Times
                    Square Facility, as well as other current obligations.
                    Additional funds will be required to finance the opening of additional locations. There can be no assurance that the Company will be successful in obtaining the necessary funds to finance the opening of any additional locations.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

   None

                                    PART III

ITEM  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            --------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
-------------------------------------------------

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

(a)  EXHIBITS

   The following exhibits are submitted herewith:

   NUMBER                 DESCRIPTION
   ------                 -----------

    3.1   Certificate of Incorporation of the Company, as amended*
    3.2   Bylaws of the Company*
    3.3   Certificate of Incorporation of Cinema Ride Edmonton, Inc.***
    3.4   Bylaws of Cinema Ride Edmonton, Inc.***
    4.1   Specimen Stock Certificate of the Company*
    4.2 Form of Redeemable Warrant Agreement (with form of certificate attached)*
    4.3 Form of Underwriter's Warrant Agreement (with form of certificate attached)*
    4.4   Lender's Warrant Certificate ****
    4.5 Warrant Holder Rights agreement dates as of December 31, 1996 between the Company and the Lender.****

    10.1  Form of Employment Agreement of Mitch Francis dated September 14,
          1994.*
    10.2  Form of Employment Agreement of Gary Packman dated September 14,
          1994.*
    10.3  Form of Indemnification Agreement*
    10.4  Cinema Ride, Inc. Stock Option Plan*
    10.5 Equipment Lease, dated June 1, 1994, between the Company and Rust Leasing International*
    10.6 Placement Agent Agreement, dated May 10, 1993, between the Company and the Underwriter*
    10.7 Placement Agent Agreement, dated September 3, 1993, between the Company and the Underwriter*
    10.8 Equipment lease, dated April 6, 1995, between the Company and Sign Systems.**
    10.10 Agreement, dated December 15, 1993, between the Company and Computer 3-D, Inc.*
    10.11 Agreement, dated December 28, 1993, among the Company and Boyington Film Productions, Inc. and Peter Shillingford*
    10.12 Agreement, dated January 12, 1994, between the Company and Topix Computer Graphics and Animation*
    10.13 Agreement, dated December 21, 1993, between the Company and Multi-Dimensional Media Services, Inc.*
    10.14 Contract, dated January 3, 1994, between the Company and McFadden Systems, Inc.*
    10.15 Letter Agreement, dated April 30, 1993, between the Company and Jack Hollander & Associates, Inc.*
    10.16 Standard Office Lease -- Gross, dated as of March 29, 1993, between the Company and Ventura Place Associates*
    10.17 Lease, dated July 2, 1993, between Forum Developers Limited Partnership and the Company*
    10.18 Third Lease Amendment, dated July 27, 1994, between Forum Developers Limited Partnership and the Company*
    10.19 Equipment Purchase and Ride Film Rental Agreement, dated August 8, 1994, between the Company and Nickelodeon Theater Co., Inc.*
    10.22 Form of Financial Advisory and Consulting Agreement between the Company and the Underwriter*
    10.23 Form of Indemnification Agreement between the Company and the Underwriter*
    10.24 Cancellation Agreement relating to certain shares of Common Stock*
    10.25 Contract, dated December 10, 1994, between the Company and McFadden Systems, Inc.*
    10.26 Form of Promissory Note and Security Agreement (stock pledge)
          of Mr. Mitch Francis dated July 5, 1995.***
    10.27 Form of Promissory Note and Security Agreement (stock pledge)
          of Mr. Gary Packman dated July 5, 1995.***
    10.28 Standard Office Lease -- Gross, dated March 21, 1995, between the Company and WFC Ventures L.P.***
    10.29 First Lease Amendment, dated April 15, 1995, between the
          Company and WFC Ventures L.P.***
    10.30 Lease, dated July 17, 1995 between the Company and West Edmonton
          Mall Property Inc.***
    10.31 Lease, dated August 8, 1995 between the Company and Three Times
          Square Center Partners, L.P.***
    10.32 Fourth Lease Amendment, dated December 30, 1995, between Forum Developers Limited Partnership and the Company.**
    10.34 Master Equipment Lease Agreement dated as of December 12, 1996, between the Lender and the Company.****
    21    Subsidiaries: Cinema Ride Edmonton, Inc., Alberta, Canada.
                        Cinema Ride Times Square, Inc., New York, New York.
    27    Financial Data Schedule
____________________

* Incorporated by reference to Exhibits of Registrant's Registration Statement on Form SB-2, Registration No. 33-80672.
** Incorporated by reference to Exhibits previously filed as part of the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 1995.
*** Incorporated by reference to Exhibits previously filed as part of the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 1995.
**** Incorporated by reference to Exhibits previously filed as part of the Registrant's Form 8-K filed on January, 28, 1997.


b)  REPORTS ON FORM 8-K

    The Company filed a Form 8-K on January 28, 1997, reporting under item 5.

                                   SIGNATURES

    In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CINEMA RIDE, INC.



                             BY:   /S/ MITCH FRANCIS
                                ----------------------------------
                                 MITCH FRANCIS, PRESIDENT


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  SIGNATURE                                                     DATE
  ---------                                                     ----



/S/ MITCH FRANCIS                                        March 21, 1997
-----------------------
Mitch Francis
Chairman of the Board, President, Chief Executive
 Officer and Director (principal executive officer)

/S/ GARY H. PACKMAN                                      March 21, 1997
-----------------------
Gary H. Packman
Chief Operating Officer, Executive Vice President,
 Secretary, Treasurer and Director

/S/ TOUFIC R. BASSIL                                     March 21, 1997
-----------------------
Toufic R. Bassil
Chief Financial Officer
(principal financial officer,
 principal accounting officer).

/S/ BENJAMIN  FRANKEL                                    March 21, 1997
-----------------------
Benjamin Frankel
Director

/S/ NORMAN FEIRSTEIN                                     March 21, 1997
-----------------------
Norman Feirstein
Director