Form 10KSB/A
period 1996-12-31
CINEMA RIDE INC
filed 1997-04-30
CIK 925956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1996
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ___________ to _________

                        Commission File Number 0-24592

                               CINEMA RIDE, INC.
                               -----------------
                (Name of Small Business Issuer in its Charter)

         DELAWARE                                            95-4417467
---------------------------                            --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

12001 VENTURA PLACE, SUITE 340
 STUDIO CITY, CALIFORNIA                                       91604
-----------------------------------------              --------------------
(Address of principal executive offices)                     (Zip Code)

          Issuer's telephone number, including Area Code:  (818) 761-1002
                                                           --------------

Securities registered under Section 12(b) of the Exchange Act:  NONE



Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK AND REDEEMABLE WARRANTS
                               (TITLE OF CLASS)

          Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                   ---      ---

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          The issuer's revenues for the year ended December 31, 1996 were $3,310,163.

          As of March 21, 1997, there were 5,731,785 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 31, 1997 based on the average bid and asked price on such date was $2,044,479.

          Transitional Small Business Disclosure Format:  Yes        No  X
                                                              ---          ---

          Filed herewith by amendment is Part III of Form 10-KSB.

                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

          The following table sets forth certain information concerning the directors of the Company:

                         Other Positions                  Director
Name                     With Company             Age      Since
----                     ------------             ---      -----
Mitch Francis(1)         Chairman of the Board,   42    April, 1993
                         President, and Chief
                         Executive Officer
Benjamin Frankel(1)      None                     61    March, 1995
 (2)(3)
Norman Feirstein(1)      None                     48    March, 1995
 (2)(3)

____________________
(1) Member of the compensation committee of the Board of Directors of the Company, currently consisting of three directors, one of whom is an employee of the Company. The compensation committee reviews the performance of executive officers of the Company and reviews the compensation programs for key employees, including salary and cash bonus levels.

(2) Member of the audit committee of the Board of Directors of the Company, currently consisting of two directors, none of whom is an employee of the Company. The audit committee reviews, acts on, and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent public accountants, the scope of the annual audits, the nature of non-audit services, and fees to be paid to the independent public accountants, the performance of the Company's independent public accountants, and the accounting practices of the Company.

(3) Member of the Stock Option Committee of the Board of Directors of the Company, currently consisting of two directors none of whom is an employee of the Company. The Stock Option Committee is responsible for the operation and administration of the Company's stock option plans, including the grants thereunder.


COMPENSATION OF DIRECTORS

     For service on the Board of Directors, directors who are not employees of the Company receive $1,000 for each meeting of the Board of Directors, and reimbursement for expenses which are related to attending board meetings. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. The non-employee directors are eligible to participate in the 1995 Directors Stock Option Plan. See Item 10. "Executive Compensation - Stock Options."

MEETINGS OF THE DIRECTORS

          There were two meetings of the Board of Directors of the Company during the last fiscal year of the Company. Each of the directors of the Company attended all of the total number of meetings of the Board of Directors held during the period in which he was a director and the total number of meetings held by all committees of the Board of Directors on which he served during such period.

          The business background of each of the Company's directors is described below.

                              EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the executive officers of the Company as of April 15, 1997. Each executive officer serves at the discretion of the Board of Directors, subject to the terms of any employment contract:

                                                                 Executive
                                                                  Officer
Name                     Office                           Age      Since
----                     ------                           ---      -----
Mitch Francis            Chairman of the Board,           42     April, 1993
                         President and Chief Executive
                         Officer

Toufic Roger Bassil      Chief Financial Officer          32     December, 1995

                              BUSINESS EXPERIENCE

     The following section summarizes the present occupation and prior business experience during the past five years for each director and executive officer of the Company:

     MITCH FRANCIS has been the Chairman of the Board of Directors of the Company since June 1993 and has been its Chief Executive Officer, President and a director since the Company's inception. Mr. Francis is also the President and principal shareholder of Francis Development Inc., a real estate development company which he founded in 1981. Mr. Francis has been involved in site acquisition, analysis, architectural design, construction, management and marketing of numerous residential and commercial projects and has been the general partner of several real estate limited partnerships.

     TOUFIC ROGER BASSIL has been the Chief Financial Officer of the Company since December, 1995 and Controller from April 1995 to December 1995. From July 1994 to April 1995, Mr. Bassil was an independent consultant. From January 1994 to July 1994, Mr. Bassil was Controller of Vector Aeromotive Corporation. Prior to that, Mr. Bassil was in public accounting with several large firms. Mr. Bassil is a certified public accountant.

     BENJAMIN FRANKEL has been a director of the Company since March 17, 1995. Mr. Frankel is a certified public accountant and has been a partner in the accountancy firm of Frankel, Lodgen, Lacher, Golditch & Sardi and its predecessors since 1965.

     NORMAN FEIRSTEIN has been a director of the Company since March 17, 1995. Mr. Feirstein practiced law as a sole practitioner from 1978 until July, 1993. Since such time, Mr. Feirstein has practiced law as the Law Offices of Norman Feirstein, P.C. On August 16, 1993,

Mr. Feirstein filed for personal bankruptcy in the United States District Court for the Central District of California. The bankruptcy was prompted by the failure of a real estate investment partnership of which Mr. Feirstein was a general partner. The bankruptcy case was dismissed on February 3, 1994.

                COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission and the National Association of Securities Dealers concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

          Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all individual filing requirements applicable to the Company's executive officers and directors were complied with under Section 16(a).

Item 10.  Executive Compensation
          ----------------------

     The following table sets forth information concerning compensation of the chief executive officer and the other executive officer of the Company whose salary and bonus exceeded an annual rate of $100,000 during the fiscal year ended December 31, 1996:

                          SUMMARY COMPENSATION TABLE

                                                                  Long Term
                                                                Compensation
                                                                   Awards
                                                                   ------

                                                                 Securities
Name and                                      Other Annual       Underlying
Principal Position         Year    Salary     Compensation      Options/SARs
------------------         ----    ------     ------------      ------------

Mitch Francis              1996   $153,373       18,240 (3)     241,500 (6)
Chairman of the            1995   $147,684         --   (1)     150,000
Board, President and       1994   $124,375         --   (1)     150,000
Chief Executive
Officer


Gary H. Packman            1996   $137,666      $20,157 (4)      80,500 (7)
Chief Operating            1995   $128,544      $15,590 (5)      80,000
Officer and                1994   $105,625      $14,964 (8)      50,000
Executive Vice
President (9)

-------------------

(1) Perquisites and other personal benefits did not in the aggregate reach the lesser of $50,000 or 10 percent of the total of annual salary and bonus reported in this table for Mr. Francis.

(2) Amounts reflect compensation paid to the named executive officers for the period from April 6, 1993 (inception) to December 31, 1993.

(3) Includes $3,747 in disability insurance premiums, $7,521 in automobile lease expense and $6,972 in medical insurance premiums paid to or on behalf of Mr. Francis. See "Employment Agreements" below.

(4) Includes $7,853 in disability insurance premiums, $8,008 in automobile lease expense and $4,296 in medical insurance premiums paid to or on behalf of Mr. Packman. See "Employment Agreements" below.

(5) Includes $3,272 in disability insurance premiums, $7,128 in automobile lease expense and $5,190 in medical insurance premiums paid to or on behalf of Mr. Packman. See "Employment Agreements" below.

(6) In June 1996, Mr. Francis received options to purchase 241,500 shares of Common Stock. In August 1995, Mr. Francis received options to purchase 150,000 shares of Common Stock. In December 1995, Mr. Francis returned to the Company options to purchase 300,000 shares of Common Stock out of 450,000 shares previously granted in 1994, and the remaining options to purchase 150,000 shares were repriced at the then current market price plus 10%. On December 31, 1996, the Company's Board of Directors agreed to reprice the exercise price of all options already issued under the Company Stock Option Plan and the Directors' Option Plan to the than current market value.

(7) In June 1996, Mr. Packman received options to purchase 80,500 shares of Common Stock. In August 1995, Mr. Packman received options to purchase 80,000 shares of Common Stock. In December 1995, Mr. Packman returned to the Company options to purchase 100,000 shares out of 150,000 shares previously granted in 1994, and the remaining option to purchase 50,000 shares was repriced at the then current market price. On December 31, 1996, the Company's Board of Directors agreed to reprice the exercise price of all options already issued under the Company Stock Option Plan and the Directors' Option Plan to the than current market value.

(8) Includes approximately $7,853 in disability insurance premiums, $3,419 in automobile lease expense and $3,692 in medical insurance premiums paid to or on behalf of Mr. Packman.

(9) Effective February 1, 1997, Mr. Packman resigned as an executive officer and a director of the Company.

EMPLOYMENT AGREEMENTS

     The Company has entered into three-year employment agreement with Mr. Francis which became effective December 1994, pursuant to which his salary is $135,000 per year, subject to an annual salary increase of seven and one half percent. Mr. Francis is also entitled to an annual bonus for each year of his employment equal to four percent of the Company's net income (before payment of income taxes or bonuses to executive officers), if any, over $2 million, to be paid quarterly based on annualized results. In addition, if the Company has net income (before payment of income taxes but after payment of other bonuses to executive officers) in any year of over $7 million, there will be an additional payment of $500,000 to Mr. Francis. Mr. Francis also receives an automobile allowance of up to $500 per month as well as automobile, health and disability insurance.

     Pursuant to his employment agreement, Mr. Francis in September 1994 received options to acquire 450,000 shares of Common Stock at an exercise price of $5.50 per share. The options granted to Mr. Francis were granted under the
Option Plan, and vest ratably over a three year period.   In December 1995, Mr.
Francis returned to the Company options to purchase 300,000 shares and his remaining options were repriced. See also "Option Grants During 1996."

     During April 1997, the Company entered into a three year employment agreement with Mr. Bassil to serve as the Company's chief financial officer.
The agreement provides for a base year salary of $120,000, annual increases of 8%, and issuance of 100,000 options exercisable at the than current market price vesting equally over the next two years. In addition, during January 1997, the Company issued Mr. Bassil 50,000 shares of the Company's common stock which was recorded as additional compensation to Mr. Bassil.

OPTION GRANTS DURING 1996

     The following table sets forth information on grants of stock options pursuant to the Option Plan during the fiscal year ended December 31, 1996 to the officers identified in the Summary Compensation Table:

                              OPTION GRANTS TABLE
                       OPTION GRANTS IN FISCAL YEAR 1996

                                    % of Total
                                     Options
                                   Granted to      Exercise
                      Options       Employees       Price      Expiration
       Name          Granted(1)      in 1996      ($/sh)(2)      Date
       ----          ----------      -------      ---------      ----
Mitch Francis        241,500           65%        $1.034        6/14/04

                                    % of Total
                                     Options
                                   Granted to      Exercise
                      Options       Employees       Price      Expiration
       Name          Granted(1)      in 1996      ($/sh)(2)      Date
       ----          ----------      -------      ---------      ----
Gary H. Packman       80,500           22%        $ 0.94        6/14/04

-----------------
(1) Each option becomes exercisable on a cumulative basis as to one-third of the option shares one year after the date of grant and as to an additional one-third of the option shares each year thereafter.

(2) The exercise price of each option is the market price per share of the common stock of the Company on the date of grant, plus, in the case of Mr. Francis, 10%. At December 31, 1996, the Board of Directors of the Company elected to reprice the exercise options of all options already granted to the than current market value.

OPTION EXERCISES IN 1996 AND YEAR-END OPTION VALUES

     The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 1996 by the officers named in the Summary Compensation Table:

                 OPTION EXERCISES AND YEAR-END VALUE TABLE(1)

                                                                       Number of
                                                            Unexerciseable Options at Fiscal        Value of Unexerciseable
                                                                                   ---------        In-the Money Options
                                                                     Year End                       at Fiscal Year End(2)
                                   Shares                            --------                       ---------------------
                                 Acquired on    Value
     Name                         Exercise     Realized       Exercisable    Unexerciseable     Exercisable     Unexerciseable
     ----                         --------     --------       -----------    --------------     -----------     --------------
Mitch Francis                        0            $0            280,500          261,000             $0               $0
Gary H. Packman                      0            $0            103,500          107,000             $0               $0

_________________

(1)There were no option exercises during fiscal 1995 & 1996
(2)Valued at $.375 per share.


STOCK OPTIONS

     In June 1994, the Company adopted the Cinema Ride, Inc. Stock Option Plan (the "Option Plan") under which a maximum of 900,000 shares of common stock of the Company may be issued pursuant to incentive and non-qualified stock options granted to officers or other key employees of the Company.

     The Option Plan is administered by the Board of Directors or, in the discretion of the Board of Directors, by a committee of not less than two individuals, each of whom must be a disinterested member of the Board of Directors, with authority to determine employees to whom options will be granted, the timing and manner of grants of options, the exercise price, the number of shares covered by and all of the terms of options, and all other determinations necessary or advisable for administration of the plan.

     The purchase price for the shares subject to any incentive stock option granted under the Option Plan shall not be less than 100% of the fair market value of the shares of Common Stock of the Company on the date the option is granted (110% for shareholders who own in excess of 10% of the outstanding Common Stock). No option shall be exercisable after the earliest of the following: the expiration of 10 years after the date the option is granted; three months after the date the optionee's employment with the Company terminates if termination is for any reason other than permanent disability or death; or one year after the date the optionee's employment terminates if termination is a result of death or permanent disability. Unless sooner terminated by the Board of Directors, the Option Plan expires on December 31, 2003.

     In December 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Plan") pursuant to which on the fourth business day following the day of each annual meeting of the stockholders, each director who is not an employee of the Company automatically receives a non-statutory option to purchase 10,000 shares at the fair market value of the shares on the date of the grant. Upon the adoption of the Directors Plan by the Board of Directors, each non-employee director (Messrs. Feirstein and Frankel) received an option to purchase 10,000 shares and an additional option to purchase 10,000 shares in view of the full year of service by each such director. The exercise price for each stock option is the fair market value per share of the Common Stock on the date of grant. The Company granted each of Messrs. Feirstein and Frankel 30,000 options under the Directors Plan during 1996. At December 31, 1996, the Board of Directors of the Company elected to reprice the exercise options of all options already granted to the then current market value.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the Record Date as to (a) each director, (b) each executive officer identified in the Summary Compensation Table below, (c) all officers and directors of the Company as a group, and (d) each person known to the Company to beneficially own five percent or more of the outstanding shares of Common Stock.


                                                   Amount and
                                                    Nature of      Percent
                          Name and Address of      Beneficial        of
Title of Class            Beneficial Owner(1)         Owner        Class(2)
--------------            -------------------         -----        --------
DIRECTORS AND
EXECUTIVE OFFICERS:

Common Stock             Mitch Francis              824,500(3)     13.59%

Common Stock             Gary H. Packman            304,750(4)      5.17%

NON-EMPLOYEE
DIRECTORS:

Common Stock             Benjamin Frankel            30,000(5,6)       *

Common Stock             Norman Feirstein            10,000(7)         *

                         All directors and        1,250,916        20.18%
                         executive officers as
                         a group (5 persons)

-----------------------
(1) The address of Messrs. Francis and Packman is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604. The address of Mr. Frankel is 16530 Ventura Boulevard, Suite 305, Encino, California 91436 and the address of Mr. Feirstein is 8311 Westminster Avenue, Suite 330, Westminster, California 92683.

(2) Percent of class is based on the number of shares outstanding on the Record Date plus, with respect to each named person, the number of shares of common stock, if any, which the stockholder has the right to acquire within 60 days of such Date. Ownership of less than one percent is indicated by an asterisk.

(3) Includes 280,500 shares of common stock issuable upon exercise of options to acquire an aggregate of 541,500 shares granted to Mr. Francis which are exercisable within 60 days of April 15, 1997.

(4) Includes 103,500 shares of common stock issuable upon exercise of options to acquire an aggregate of 210,500 shares stock granted to Mr. Packman which are exercisable within 60 days of April 15, 1997. Mr. Packman resigned as an officer and director of the Company effective February 1, 1997.

(5) Includes 20,000 shares which have been issued to the accountancy firm of Frankel, Lodgen, Lacher, Golditch & Sardi, of which Mr. Frankel is a partner, in exchange for services rendered in 1994. Mr. Frankel disclaims beneficial ownership of all such shares.

(6) Includes 10,000 shares of common stock issuable upon exercise of options to acquire an aggregate of 30,000 shares stock granted to Mr. Frankel which are exercisable within 60 days of April 15, 1997.

(7) Includes 10,000 shares of common stock issuable upon exercise of options to acquire an aggregate of 30,000 shares stock granted to Mr. Feirstein which are exercisable within 60 days of April 15, 1997.


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     In March 1995, the Board of Directors of the Company approved the issuance of 20,000 shares of the Company's Common Stock to the accounting firm of Frankel, Lodgen, Lacher, Golditch & Sardi as compensation for services rendered by such firm during the year ended December 31, 1994. On the date the Board approved the issuance of such shares, the closing bid price for the Company's common stock was $2.875 per share. It is anticipated that Benjamin Frankel will acquire beneficial ownership of 1,800 of such shares. The Company also paid the firm of Frankel, Lodgen, Lacher, Golditch & Sardi $ 11,333 for accounting services during the year ended December 31, 1996.

     During the year ended December 31, 1995, the Company made loans to each of Mitch Francis and Gary Packman in the amount of $50,000. The loans bear interest at a rate of 8% per year and are due on the earlier of June 30, 1998 or six months after the officer ceases to be an employee of the Company. Principal payments of $5,000 per loan are due on June 30, 1996 and June 30, 1997, with the balance due on June 30, 1998. Each note is secured by the higher of 40,000 shares of Common Stock or the number of shares equivalent to the unpaid value of the note. Effective upon Mr. Packman's representation as an officer and director of the Company (February 1, 1997), Mr. Packman agreed to be available to the Company on a consulting basis for the period between February 1, 1997 through September 30, 1997. Additionally, Mr. Packman agreed to be available, to the Company on a limited consulting basis for the five years following September 30, 1997, not to exceed 5 hours per month in consideration for the release from one fifth each year of Mr. Packman's balance on his note to the Company and the waiver of accrued and future interest on the unpaid balance.

                                   SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 1997
                                 CINEMA RIDE, INC.


                                 By:    /s/ Mitch Francis
                                     -------------------------------------------
                                        Mitch Francis, President