Form 10-Q
period 1997-03-31
CINEMA RIDE INC
filed 1997-05-13
CIK 925956

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            _______________________

                                  FORM 10-QSB

     (MARK ONE)
     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to__________

          Commission File Number  0-24592
                                 ---------

                               CINEMA RIDE, INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                                 95-4417467
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

                             Yes   X       No
                                 -----        -----

As of May 10, 1997, there were 5,734,999 outstanding shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format:   Yes             No     X
                                                     --------        --------

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB
                             FOR THE QUARTER ENDED
                                MARCH 31,  1997
                   ==========================================



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Balance Sheets as of March 31, 1997 and as of
         December 31, 1996.                                                    3

         Statements of Operations for the three months ended
         March 31, 1997 and March 31, 1996.                                    5

         Statements of Cash Flows for the three months ended March 31, 1997
         and March 31, 1996.                                                   6

         Summary of Accounting Policies                                        8

         Notes to Financial Statements.                                       10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

         Signatures                                                           16


                         PART I - FINANCIAL INFORMATION
                         ITEM 1 -  FINANCIAL STATEMENTS

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997, AND DECEMBER 31, 1996
================================================================================

                                     ASSETS

                                                      March 31,     December 31,
                                                         1997           1996
                                                    -------------   ------------
                                                     (unaudited)     (audited)
Current assets:
 Cash                                               $    104,792     $1,395,978
 Inventories                                              44,252         45,515
 Prepaid Expenses                                         60,410         93,330
 Other Receivables                                         4,902          5,311
                                                    ------------     ----------
Total current assets                                     214,356      1,540,134
                                                    ------------     ----------
Property and equipment: (Note 1)
 Office Equipment and furniture                          105,478        103,050
 Equipment under capital lease                           589,474        589,474
 Leasehold improvements                                2,222,967      2,222,967
 Theater and film equipment                            3,078,593      3,078,593
 Theater and film equipment under construction           564,432        564,432
                                                    ------------     ----------
                                                       6,560,944      6,558,516
 Less accumulated depreciation and
  amortization                                        (1,021,903)      (846,873)
Total property and equipment (net)                     5,539,041      5,711,643
                                                    ------------     ----------

Film library:
 Film projects under development                         303,748        271,872
 Film library, net of accumulated amortization
   of $338,115 and $297,582.                             414,250        454,783
                                                    ------------     ----------
Total film library, net                                  717,998        726,655
                                                    ------------     ----------
Receivable from officers                                  99,974         97,865
Deferred lease costs and other assets (net)              611,279        783,217
                                                    ------------     ----------
Total assets                                        $  7,182,648     $8,859,514
                                                    ============     ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                     MARCH 31, 1997, AND DECEMBER 31, 1996
================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31,     December 31,
                                                              1997           1996
                                                          ------------   -------------
                                                            (unaudited)       (audited)
Current liabilities:
 Accounts payable and accrued expenses                    $   545,748     $ 1,342,855
 Accrued interest                                               1,300          50,547
 Current portion of capital lease obligation                   54,795          53,102
 Notes payable to investors (Note 1)                                -         337,500
 Current portion of notes payable to lender (Note 1)          286,684         275,979
 Notes payable to vendors (Note 1)                             64,965          52,612
 Note payable to bank (Note 1)                                  9,549           9,310
                                                          -----------     -----------
Total current liabilities                                     963,041       2,121,905
                                                          -----------     -----------

 Obligation under capital lease                               322,378         336,548
 Note payable to bank (Note 1)                                 20,872          23,370
 Note payable to lender (Note 1)                            1,140,765       1,116,384
 Deferred rent                                                150,100         154,261
                                                          -----------     -----------
Total long term liabilities                                 1,634,115       1,630,563

Total liabilities                                           2,597,156       3,752,468

Commitments and contingency (Note 1)

Stockholders' equity
 Preferred stock, $.01 par value, 500,000
  shares authorized, none issued                                    -               -
 Common stock, $.01 par value, 20,000,000
  shares authorized, 5,786,785 and 5,731,785
  shares issued and outstanding                                57,868          57,318
 Additional paid-in-capital                                 9,244,238       9,134,389
 Accumulated deficit                                       (4,716,614)     (4,084,661)
                                                          -----------     -----------
Total stockholders' equity                                  4,585,492       5,107,046
                                                          -----------     -----------
Total liabilities and stockholders' equity                $ 7,182,648     $ 8,859,514
                                                          ===========     ===========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND MARCH 31, 1996
================================================================================

                                  (UNAUDITED)


                                                  Three Months    Three Months
                                                      Ended           Ended
                                                    March 31,       March 31,
                                                      1997            1996
                                                  -------------   -------------
Revenues                                            $  869,795      $  609,745

Selling, general and administrative expenses           949,812         677,213
Depreciation and amortization                          330,997         242,103
                                                    ----------      ----------
Total expenses                                       1,280,809         919,316
                                                    ----------      ----------
Loss from operations                                  (411,014)       (309,571)
                                                    ----------      ----------

Other income (expense)
 Interest expense                                     (226,486)         (6,861)
 Interest income                                         2,679           2,588
                                                    ----------      ----------
Net loss                                            $ (634,821)     $ (313,844)
                                                    ----------      ----------
Net loss per common share                               $(0.11)         $(0.07)
                                                    ==========      ==========
Weighted Average common shares outstanding           5,786,785       4,570,000
                                                    ==========      ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1997 & MARCH 31, 1996
================================================================================

                                  (UNAUDITED)

                                                         Three Months    Three Months
                                                             Ended           Ended
                                                           March 31,       March 31,
                                                             1997            1996
                                                         -------------   -------------
Cash flows from operating activities:
 Net loss                                                 $  (634,821)      $(313,844)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization                                330,997         242,103
 Stock issued for services rendered                            20,900               -
 Non cash compensation                                          3,696               -
 Issuance of warrants for services rendered                         -          13,346
 Amortization of deferred financing costs                     153,868               -
 Increase (decrease) from changes in:
   Inventory                                                    1,263         (18,613)
   Prepaid expenses                                            32,920          33,617
   Other receivables                                              409           2,857
   Accounts payable and accrued expenses                     (827,004)        193,281
   Deferred rent                                               (4,161)              -
                                                          -----------       ---------
Net cash (used in) provided by operating activities          (921,933)        152,747
                                                          -----------       ---------

Cash flows from investing activities:
 Acquisition of:
 Capital expenditures                                          (2,428)        (97,669)
 Film production costs                                        (31,876)        (35,511)
Proceeds from insurance for equipment                               -          39,228
Deferred lease costs and other assets                         (17,799)         (7,088)
                                                          -----------       ---------
Net cash used in investing activities                         (52,103)       (101,040)
                                                          -----------       ---------
Cash flows from financing activities:
 Proceeds from notes payable                                  100,000          39,660
 Payments made on notes payable                              (404,673)              -
 Principal payments under capital lease obligation            (12,477)         (3,158)
                                                          -----------       ---------
Net cash (used in) provided by financing activities          (317,150)         36,502
                                                          -----------       ---------
Net (decrease) increase in cash                            (1,291,186)         88,209
Cash at beginning of period                                 1,395,978         144,539
                                                          -----------       ---------
Cash at end of period                                     $   104,792       $ 232,748
                                                          ===========       =========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1997 & MARCH 31, 1996
================================================================================

                                  (UNAUDITED)

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes                                $       800       $     800
                                                          ===========       =========
Cash paid during the period for interest                  $    77,744       $   6,861
                                                          ===========       =========

Non cash financing activities:
 Conversion of accounts payable to notes payable               12,354               -
 Issue of warrants to public                                   89,603               -

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES
                       THREE MONTHS ENDED MARCH 31, 1997
================================================================================

Basis of presentation
---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Cinema Ride, Inc. (the "Company") as of March 31, 1997, and December 31, 1996, and the results of its operations and statements of cash flows for each of the three months ended March 31, 1997, and March 31, 1996, in conformity with generally accepted accounting principles applied on a consistent basis. Unless the context otherwise requires, references to the "Company" in this report refer to Cinema Ride, Inc. and its consolidated subsidiaries.

The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997.

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

Organization
------------

The Company was incorporated in Delaware in April 1993. The Company is in the business of developing and operating rides consisting of motion simulator attractions which combine video-projected three-dimensional action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized seating platforms that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of three facilities.
The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall which is located between Caesars Palace Hotel & Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the " West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the " Times Square Facility") commenced operations in September 1996 and is located in Times Square in New York City, New York. The Company's executive offices are located in Studio City, California.

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

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES
                       THREE MONTHS ENDED MARCH 31, 1997
================================================================================
                                  (CONTINUED)


Deferred Lease Costs
--------------------

Deferred lease costs represent amounts paid in connection with the successful negotiation of the Company's leases. Costs are amortized on a straight-line basis over the term of the leases.

Pre-opening Costs
-----------------

The Company capitalizes pre-opening costs incurred in connection with potential new locations. These costs are amortized over the twelve months following commencement of operations, or charged to expense when the project is abandoned. At March 31, 1997 and 1996 unamortized pre-opening costs of $171,144 and $132,347 are included in other assets primarily relating to the Times Square Facility.

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

Loss Per Share
--------------

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

New Accounting Standards
------------------------

On March 3, 1997, the FASB issued Statement of Financial Accounting Standard No.
128. Earnings per share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earning per Share. SFAS 128 provides for the calculation of Basic and

Diluted earning per share. Basic earning per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods after December 15, 1997, early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NOTES PAYABLE

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

    NOTES PAYABLE TO INVESTORS

    During the quarter ended September 30, 1996, the Company obtained loans aggregating $437,500 bearing interest at 15% per annum paid monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing. These loans were secured by certain equipment owned by the Company and by the net cash flow of the Las Vegas Facility. In connection with obtaining these loans, the Company issued 437,500 shares of the Company's common stock to the lenders. In connection with the issuance of the shares to the lenders the Company recognized $250,469 in financing costs which is deferred and is amortized as interest expense over the life of these loans. During the fourth quarter, some of lenders elected to convert $100,000 of the above notes to common stock at the than fair market value of $.40 per share. Accordingly, the Company issued 250,000 additional shares relating to the conversion of these notes. During January 1997, the Company repaid the remaining $337,500 balance of the notes. As such, the Company wrote off in January 1997 the remaining unamortized portion of the deferred financing costs relating to these notes as interest expense.

    NOTE PAYABLE TO LENDER

    On December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender") structured as a sale leaseback transaction of certain equipment owed by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 to be paid over a four year term at $40,903 per month with a balloon payment of $157,503. The loan bears a variable interest rate based on the average weekly interest rate of three-year U.S. Treasury Securities. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. As of May 10, 1997, the Company has issued 444,285 shares of the Company's common stock to various vendors and 250,000 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $2.00 per share, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $.41 per share representing approximately 110% of the market value at the closing date of the financing. During the quarter ended March 31, 1997, the Company received the remaining $100,000 of this loan which was held by the Lender pending the Company's meeting all of the Lender's requirements.

    NOTE PAYABLE TO VENDORS

    As a part of the requirements to obtain the Financing Agreement referred to above, the Company converted $64,965 of accounts to vendors into unsecured subordinated notes payable bearing interest at 8%. Principal payments on the notes are to be made at 20% increments on April 30, 1997 and July 31, 1997 with the remaining 60% and interest due on September 30, 1997.

NOTE 2.  STOCK TRANSACTIONS

    During the quarter ended March 31, 1997, the Company issued 55,000 shares to its employees including 50,000 shares to its chief financial officer. The Company recorded the then fair market value of the shares as additional compensation to the employees.

NOTE 3.  SUBSEQUENT EVENT

    During April 1997, the Company entered into a three year employment agreement with its chief financial officer. The agreement provides for a base salary of $120,000, annual increases of 8%, and issuance of 100,000 options exercisable at the then current market price vesting equally over the next two years.

    During April 1997, the Company repurchased 51,786 shares of the Company's common stock previously issued to one of its vendors for $29,000 of which $19,000 has been paid as of this date.

    During April 1997, the Company obtained a $50,000 loan from a related party bearing interest at 18% per annum with both principal and interest due in six months. In connection with obtaining this loan, the Company issued 25,000 warrants at an exercise price of $.28 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

    Although the Company was formed in April 1993, operations of the Company did not commence until October 1994 when the Las Vegas Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility and the Times Square Facility, in August 1995 and September 1996 respectively.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED MARCH 31, 1997 VS. QUARTER ENDED MARCH 31, 1996:

    Revenues increased by 43% or $260,050 from $609,745 in 1996 to $869,795 in 1997. The increase is due to the opening of the Times Square Facility in September 1996 which contributed $347,382 in revenues in 1997 which was partially offset by 1) a decrease in revenues at the Las Vegas Facility by 13% or $74,056 from $553,792 in 1996 to $479,736 in 1997 which management believes is due to lower attendance at the Forum Shops and reduced advertising spending, and 2) a decrease in revenues at the West Edmonton Mall Facility by 23% or approximately $13,000 from approximately $56,000 in 1996 to approximately $43,000 in 1997. In addition, the Company raised the price of a single ticket to seven dollars from six dollars. The average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. Management believes that the trend at the Las Vegas Facility is expected to continue but could be offset by the Company's installation of a ticket booth at the main level of the Forum Shops during the Summer and by the opening of the new expansion of the Forum Shops scheduled in September 1997.

    Selling, general and administrative expenses increased by 40% or $272,599 from $677,213 in 1996 to $949,812 in 1997. This increase is mainly due to an increase in overall expenses of approximately $287,500 relating to the new Times Square Facility which was opened in September 1996 and was fully operational in the first quarter of 1997, which was partially offset by decreases in expenses at the Las Vegas and West Edmonton Mall Facilities.

    Depreciation and amortization increased by 37% or approximately $89,000 from $242,103 in 1996 to $330,997 in 1997 due to 1) the new Times Square Facility which contributed to an increase of approximately $181,332 in 1997 which was partially offset by a decrease of $102,000 relating to the write off of certain assets in 1996.

    Interest expense increased by $219,625 from $6,861 in 1996 to $226,486 in 1997 mostly due to 1) the Company's write off of $146,103 in deferred interest relating to the issuance of common stock to note holders and the subsequent repayment of these notes in January 1997, and 2) the Company incurring approximately $57,700 in interest on the loan from lender in 1997. In addition, in connection with the issuance of the warrants relating to the Company's financing during December 1996, the Company incurred, based on a valuation of these warrants which were issued to the Lender and the brokers who arranged the financing, $47,498 as deferred financing costs which is amortized over the life of the loan as interest expense.

QUARTER ENDED MARCH 31, 1996 VS. QUARTER ENDED MARCH 31, 1995:

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

    Interest expense increased by $6,861 mostly due to the Company's financing of its leased equipment.

    Interest income decreased by 91% or $26,898, from $29,486 in 1995 to $2,588 in 1996 mainly due to interest earned on the proceeds from the Company's public offering.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Net cash used in operating activities was $921,933 during the quarter ended March 31, 1997, as compared to the cash provided by operating activities of $152,747 for the same period during the prior year. The increase of $1,074,680 was primarily due to 1) an increase in losses for the quarter ended March 31, 1997 by $320,977, 2) a decrease in accounts payable and accrued expenses of $1,020,285 which was partially offset by an increase in depreciation and amortization of $88,894, and 3) an increase in amortization of deferred financing costs of $153,868.

    Net cash used in investing activities decreased by 48% or $48,937, from $101,040 in 1996 to $52,103 in 1997. The decrease is primarily due to payments made by the Company to complete the construction of its capsules during the prior year.

    Net cash used in financing activities was $317,150 during the quarter ended March 31, 1997, as compared to the cash provided in financing activities of $36,502 for the same period during the prior year. The increase of $353,652 was primarily due to payments made on notes payable in 1997 of $404,673 which was partially offset by the receipt of $100,000 in 1997 which was held by the Lender.

    The Company has relied on the proceeds of sales of Common Stock, Redeemable Warrants, loans and equipment leasing to provide it with the cash necessary to develop its facilities and ride films and to operate its business.

    As discussed in Note 1 to the unaudited consolidated financial statements, during the quarter ended September 30, 1996, the Company obtained loans aggregating $437,500 bearing interest at 15% per annum paid monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing. During December 1996, some of lenders elected to convert $100,000 of the above notes to common stock at the than fair market value of $.40 per share. Accordingly, the Company issued 250,000 additional shares relating to the conversion of these notes. During January 1997, the Company repaid the remaining $337,500 balance of the notes.
As such, the Company wrote off in January 1997 the remaining unamortized portion of the deferred financing costs relating to these notes as interest expense.

    As discussed in Note 1 to the unaudited consolidated financial statements, on December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender") structured as a sale leaseback transaction of certain equipment owed by the Company. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. As of May 10, 1997, the Company has issued 444,285 shares of the Company's common stock to various vendors and 250,000 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $2.00 per share, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $.41 per share representing approximately 110% of the market value at the closing date of the financing. During the quarter ended March 31, 1997, the Company received the remaining $100,000 of this loan which was held by the Lender pending the Company's meeting all of the Lender's requirements.

    The Company is currently in production of a ski and snowboard film which is being produced by Warren Miller Entertainment which is scheduled to be released in 1997. The Company has been performing additional work on its previously released films adding more special effects and reworking some scenes. As of May 10, 1997, the Company anticipates additional expenditures of approximately $20,000 relating to the completion of these films. The Company also expects to incur approximately an additional $50,000 in expenses relating to reprogramming the motion of its existing capsules for the above films.

    As of March 31, 1997, the Company had a negative working capital of $748,685. The Company has and is continuing to take steps to reduce its expenses without materially impacting its operations. Management believes that the existing funds, combined with the Company's ability to generate cash from its operations and through lease or debt financing of the Company's existing equipment, or through equity financing, should be adequate to finance current levels of activity. The Company was able to secure financing which was necessary to pay for expenses already incurred relating to the Times Square Facility, as well as other current obligations. Additional funds will be required to finance the opening of additional locations. There can be no assurance that the Company will be successful in obtaining the necessary funds to finance the opening of any additional locations or to finance current levels of activity.

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

SIMULATOR SALES, JOINT VENTURES AND RIDE FILM LEASING

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

ITEM 5.  OTHER INFORMATION
         -----------------

    On February 1, 1997 Mr. Gary Packman, the Company's Executive Vice President, Chief Operating Officer, Secretary, Treasurer and Director resigned from the aforementioned offices. Mr. Packman agreed to be available to the Company on a consulting basis for the period between February 1, 1996 and September 30, 1997. Additionally, Mr. Packman agreed to be available to the Company on a limited consulting basis for the five years following September 30, 1997 in consideration for the release from one fifth each year of Mr. Packman's balance on his note to the Company and the waiver of accrued and future interest on the unpaid balance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(A) EXHIBITS

The following exhibits are submitted herewith:

    NUMBER      DESCRIPTION
    -------     -----------

    10.35 Form of Employment Agreement of Toufic Roger Bassil dated April 29, 1997.

    27         Financial Data Schedule

(B) REPORTS ON FORM 8-K

    The Company filed a Form 8-K on January 28, 1997, reporting under item 5.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CINEMA RIDE, INC.



                                       BY:   /s/ MITCH FRANCIS
                                          ----------------------------------
                                          MITCH FRANCIS, PRESIDENT

              SIGNATURE                            DATE
              ---------                            ----
/s/ MITCH FRANCIS                               May 10, 1997
---------------------------------------------   ------------
Mitch Francis
Chairman of the Board, President, Chief
 Executive Officer and Director (principal
 executive officer)


/s/ TOUFIC R. BASSIL                            May 10, 1997
---------------------------------------------   ------------
Toufic R. Bassil
Chief Financial Officer
(principal financial officer,
 principal accounting officer).
