Form 10KSB/A
period 1996-12-31
CINEMA RIDE INC
filed 1997-07-30
CIK 925956

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                AMENDMENT NO. 2
                                       TO
                                 FORM 10-KSB/A
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ___________ to _________

                         Commission File Number 0-24592

                               CINEMA RIDE, INC.
                               -----------------
                 (Name of Small Business Issuer in its Charter)

                 DELAWARE                               95-4417467
     ----------------------------------------       -------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

         12001 VENTURA PLACE, SUITE 340
            STUDIO CITY, CALIFORNIA                       91604
     ----------------------------------------       -------------------
     (Address of principal executive offices)           (Zip Code)

   Issuer's telephone number, including Area Code:    (818) 761-1002
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

          As of March 21, 1997, there were 5,731,785 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 21, 1993 based on the average bid and asked price on such date was $2,044,479.

          Transitional Small Business Disclosure Format:  Yes        No  X
                                                              ---       ---

          Filed herewith by amendment is a revised Footnote No. 1 to Consolidated Financial Statements.

                                                               CINEMA RIDE, INC.
                                                                AND SUBSIDIARIES

                                          ======================================

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1996 AND 1995

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



                                              BDO SEIDMAN, LLP

Los Angeles, California
February 21, 1997

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

1. RECEIVABLES            During the year ended December 31, 1995, the Company
   FROM OFFICERS          made loans to each of its two officers in the amount
                          of $50,000. The loans bear interest at a rate of 8%
                          per year and are due on the earlier of June 30, 1998 or six months after the officer ceases to be an employee of the Company. Principal payments of $5,000 per loan are due on June 30, 1996 and June 30, 1997, with the balance due on June 30, 1998. Each note is secured by the higher of 40,000 shares or the number of shares equivalent to the unpaid value of the note.
                          The balance of the loans at December 31, 1996 is $97,865, which includes $7,865 of accrued interest.

                                   SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment No. 2 to the Company's Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 1997

                                       CINEMA RIDE, INC.



                                       By: /s/  Mitch Francis
                                           ------------------------
                                           Mitch Francis, President