Form 10QSB
period 1997-06-30
CINEMA RIDE INC
filed 1997-08-07
CIK 925956

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            _______________________

                                  FORM 10-QSB

     (MARK ONE)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to__________

          Commission File Number  0-24592
                                 ---------

                               CINEMA RIDE, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                95-4417467
-------------------------------               ------------------------
(State or other jurisdiction of                   (I.R.S.Employer
 incorporation or organization)                 Identification Number)

12001 VENTURA PLACE, STUDIO CITY, SUITE 340, CALIFORNIA       91604
     (Address of principal executive offices)              (Zip Code)

                                 (818) 761-1002
              (Registrant's telephone number, including area code)

 ...............................................................................
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or give such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

As of August 7 1997, there were 5,734,999 outstanding shares of common stock, par value $0.01 per share.
Transitional Small Business Disclosure Format:   Yes      No     X
                                                     ----       ----

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                             FOR THE QUARTER ENDED
                                 JUNE 30,  1997
                       ==================================


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


          Balance Sheets as of June 30, 1997, and as of
          December 31, 1996.                                      3

          Statements of Operations for the three months and six   5
          months ended June 30, 1997, and June 30, 1996

          Statements of Cash Flows for the six months ended
          June 30, 1997, and June 30, 1996.                       6

          Summary of Accounting Policies                          8

          Notes to Financial Statements.                         10

Item 2.   Management Discussion and Analysis of Financial        11
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      15

Item 4.   Submission to Matters to a Vote of Security Holders    15

Item 6.   Exhibits and Reports on Form 8-K                       16

          Signatures                                             17

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 -  FINANCIAL STATEMENTS

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997, AND DECEMBER 31, 1996
                      ====================================


                                                      June 30,      December 31,
                                                        1997            1996
                                                    -------------  -------------
                                                     (unaudited)   (audited)
                   ASSETS
Current assets:
 Cash and cash equivalents                           $   152,935      $1,395,978
 Inventories                                              37,326          45,515
 Prepaid expenses                                         68,825          93,330
 Other Receivables                                         7,687           5,311
                                                     -----------      ----------
 Total current assets                                    266,773       1,540,134
                                                     -----------      ----------

Property and equipment:
 Office equipment and furniture                          106,938         103,050
 Equipment under capital lease                           589,474         589,474
 Leasehold improvements                                2,236,817       2,222,967
 Theater and film equipment                            3,078,593       3,078,593
 Theater and film equipment under construction           564,432         564,432
                                                     -----------      ----------
                                                       6,576,254       6,558,516
 Less accumulated depreciation and
  amortization                                        (1,187,302)       (846,873)

 Total property and equipment                          5,388,952       5,711,643
                                                     -----------      ----------
Film library:
 Film projects under development                         307,948         271,872
 Film library, net                                       373,717         454,783
                                                     -----------      ----------
 Total film library, net                                 681,665         726,655
                                                     -----------      ----------

 Receivable from officers                                 94,822          97,865

 Deferred lease costs and other assets (net)             492,595         783,217
                                                     -----------      ----------
                                                     $ 6,924,807      $8,859,514
                                                     ===========      ==========

           See Accompanying Notes to Unaudited Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                      JUNE 30, 1997, AND DECEMBER 31, 1996
                      ====================================

                                                        June 30,   December 31,
                                                          1997        1996
                                                     ----------    ------------
                                                    (unaudited)       (audited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses               $   748,627     $ 1,342,855
 Accrued interest                                             -          50,547
 Current portion of capital lease obligation             57,851          53,102
 Notes payable to investors (Note 1)                          -         337,500
 Notes payable to related party (Note 1)                 50,000               -
 Current portion of notes payable to lender (Note 1)    298,092         275,979
 Notes payable to vendors (Note 1)                       53,272          52,612
 Note payable to bank (Note 1)                            9,793           9,310
                                                    -----------     -----------
Total current liabilities                             1,217,635       2,121,905
                                                    -----------     -----------

 Obligation under capital lease                         306,328         336,548
 Note payable to bank (Note 1)                           18,311          23,370
 Note payable to lender (Note 1)                      1,061,526       1,116,384
 Deferred rent                                          145,939         154,261
                                                    -----------     -----------
Total long term liabilities                           1,532,104       1,630,563

Total liabilities                                     2,749,739       3,752,468

Commitments and contingency (Note 1)

Stockholders' equity
 Preferred stock, $.01 par value, 500,000
  shares authorized, none issued                              -               -
 Common stock, $.01 par value, 20,000,000
  shares authorized, 5,734,999 and 5,731,785
  shares issued and outstanding                          57,350          57,318
 Additional paid-in-capital                           9,223,352       9,134,389
 Accumulated deficit                                 (5,105,634)     (4,084,661)
                                                    -----------     -----------
Total stockholders' equity                            4,175,068       5,107,046
                                                    -----------     -----------
Total liabilities and stockholders' equity          $ 6,924,807     $ 8,859,514
                                                    ===========     ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997, AND JUNE 30, 1996
      ===================================================================

                                  (UNAUDITED)

                                                                 Three Months Ended June 30        Six Months Ended June 30
                                                                    1997         1996                 1997         1996
                                                                 --------------------------       -------------------------
Revenues                                                         $  917,972    $ 712,223          $1,787,767   $1,321,968
                                                                 ----------    ---------          ----------   ----------

 Selling, general and administrative expenses                       913,441      643,543           1,863,253    1,320,758

 Depreciation and amortization                                      322,614      144,686             653,611      386,789
                                                                 ----------    ---------         -----------   ----------
Total expenses                                                    1,236,055      788,229           2,516,864    1,707,547
                                                                 ----------    ---------         -----------   ----------

Loss from operations                                               (318,083)     (76,006)           (729,097)    (385,579)

Amortization of

Interest expense                                                     76,282       14,676             302,768       21,537
Interest income                                                         356        3,418               3,035        6,006
                                                                 ----------    ---------         -----------   ----------
  Net Loss                                                       $ (394,009)   $ (87,264)        $(1,028,830)   $(401,110)
                                                                 ==========    =========         ===========   ==========
Net Loss per common share
                                                                 $     (.07)   $    (.02)        $      (.18)   $    (.09)
                                                                 ==========    =========         ===========    =========

Weighted Average common share
 outstanding                                                      5,745,242    4,570,000           5,755,885    4,570,000
                                                                 ==========    =========         ===========    =========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1997 & JUNE 30, 1996
                ==============================================
                                  (UNAUDITED)

                                                                         Six Months      Six Months
                                                                            Ended           Ended
                                                                           June 30,        June 30,
                                                                             1997            1996
                                                                         -----------     -----------
 Cash flows from operating activities:
   Net loss                                                              $(1,028,830)      $(401,110)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
   Depreciation and amortization                                             653,611         386,789
   Stock issued for services rendered                                         20,900               -
   Non cash compensation                                                      10,800               -
   Issuance of warrants for services rendered                                      -          13,346
   Amortization of deferred financing costs                                  146,107               -
   Increase (decrease) from changes in:
     Inventories                                                               8,188         (17,824)
     Prepaid expenses                                                         24,505          19,853
     Other receivables                                                           667         (23,818)
     Accounts payable and accrued expenses                                  (639,570)        231,837
     Deferred rent                                                            (8,322)        147,066
                                                                         -----------       ---------
Net cash (used in) provided by operating activities                         (811,944)       (356,139)
                                                                         -----------       ---------
Cash flows from investing activities:
 Acquisition of:
   Capital expenditures                                                      (17,739)       (206,960)
   Film production costs                                                     (36,076)        (41,814)
   Proceeds from insurance for equipment                                           -          39,228
   Deferred lease costs and other assets                                       5,000        (136,560)
                                                                         -----------       ---------
Net cash used in investing activities                                        (48,815)       (346,106)
                                                                         -----------       ---------
Cash flows from financing activities:
  Proceeds from notes payable                                                150,000         640,575
  Payments made on notes payable                                            (487,813)         (2,913)
  Repurchase of stock                                                        (19,000)              -
  Principal payments under capital lease obligation                          (25,471)         (6,454)
                                                                         -----------       ---------
Net cash (used in) provided by financing activities                         (382,284)        631,208
                                                                         -----------       ---------
Net (decrease) increase in cash and cash equivalents                      (1,243,043)        641,241
Cash and cash equivalents at beginning of period                           1,395,978         144,539
                                                                         -----------       ---------
Cash and cash equivalents at end of period                               $   152,935       $ 785,780
                                                                         ===========       =========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1997 & JUNE 30, 1996
               ================================================

                                  (UNAUDITED)

                                                                 Six Months   Six Months
                                                                    Ended       Ended
                                                                   June 30,    June 30,
                                                                     1997        1996
                                                                -----------  ----------
Supplemental Disclosure of Cash Flow Information

Cash paid for income taxes                                      $       800  $      800
                                                                ===========  ==========
Cash paid during the period for interest                        $   156,661  $    9,256
                                                                ===========  ==========
Non cash financing activities:

  Conversion of accounts payable to notes payable                    12,354           -
  Issue of warrants to public                                        92,603           -

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES
                        SIX MONTHS ENDED JUNE 30, 1997
                      ==================================

Basis of presentation
---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Cinema Ride, Inc. (the "Company") as of June 30, 1997, and December 31, 1996, and the results of its operations and statements of cash flows for the six months ended June 30, 1997, and June 30, 1996, in conformity with generally accepted accounting principles applied on a consistent basis. Unless the context otherwise requires, references to the "Company" in this report refer to Cinema Ride, Inc. and its consolidated subsidiaries.

The results of operations for the three months and six months ended June 30, 1997, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997.

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

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES
                         SIX MONTHS ENDED JUNE 30, 1997
                       ==================================
                                  (CONTINUED)


Deferred Lease Costs
--------------------

Deferred lease costs represent amounts paid in connection with the successful negotiation of the Company's leases. Costs are amortized on a straight-line basis over the term of the leases.

Pre-opening Costs
-----------------

The Company capitalizes pre-opening costs incurred in connection with potential new locations. These costs are amortized over the twelve months following commencement of operations, or charged to expense when the project is abandoned. At June 30, 1997 and 1996 unamortized pre-opening costs of $83,586 and $244,421 are included in other assets primarily relating to the Times Square Facility.

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

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES
                         SIX MONTHS ENDED JUNE 30, 1997
                       ==================================
                                  (CONTINUED)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NOTE PAYABLE

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

    NOTE PAYABLE TO LENDER

    On December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender") structured as a sale leaseback transaction of certain equipment owed by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 to be paid over a four year term at $40,903 per month with a balloon payment of $157,503. The loan bears a variable interest rate based on the average weekly interest rate of three-year U.S. Treasury Securities. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. As of August 7, 1997, the Company has issued 444,285 shares of the Company's common stock to various vendors and 250,000 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $2.00 per share, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $.41 per share representing approximately 110% of the market value at the closing date of the financing. During the quarter ended March 31, 1997, the Company received the remaining $100,000 of this loan which was held by the Lender pending the Company's meeting all of the Lender's requirements.

    NOTE PAYABLE TO VENDORS

    As a part of the requirements to obtain the Financing Agreement referred to above, the Company converted $64,965 of accounts payable to vendors into unsecured subordinated notes payable bearing interest at 8%. Principal payments on the notes are to be made at 20% increments on April 30, 1997 and July 31, 1997 with the remaining 60% and interest due on September 30, 1997.

    NOTE PAYABLE TO RELATED PARTIES

    During April 1997, the Company obtained a $50,000 loan from a related party bearing interest at 18% per annum with both principal and interest due in six months. In connection with obtaining this loan, the Company issued 25,000 warrants at an exercise price of $.28 per share.


NOTE 2.  STOCK TRANSACTIONS

    During April 1997, the Company repurchased 51,786 shares of the Company's common stock previously issued to one of its vendors for $29,000 of which $19,000 has been paid as of August 7, 1997.


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

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JUNE 30, 1997 VS. QUARTER ENDED JUNE 30, 1996:

    Revenues increased by 29% or $205,749 from $712,223 in 1996 to $917,972 in 1997. The increase is due to the opening of the Times Square Facility in September 1996 which contributed $389,519 in revenues in 1997 which was partially offset by 1) a decrease in revenues at the Las Vegas Facility by 26% or $172,391 from $651,459 in 1996 to $479,068 in 1997 which management believes is due to lower attendance at the Forum Shops resulting from the construction of the new wing, and 2) a decrease in revenues at the West Edmonton Mall Facility by 19% or approximately $11,500 from approximately $61,000 in 1996 to approximately $49,500 in 1997. In addition, the Company raised the price of a single ticket to eight dollars from seven dollars which partially offset the decrease in revenues due to the lower attendance. The average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. Management believes that the trend at the Las Vegas Facility is expected to continue but could be offset by the Company's installation of a ticket booth at the main level of the Forum Shops which was completed during July 1997 and has since had positive results on revenues, and by the opening of the new expansion of the Forum Shops scheduled in September 1997.

    Selling, general and administrative expenses increased by 42% or $269,898 from $643,543 in 1996 to $913,441 in 1997. This increase is mainly due to an increase in overall expenses of approximately $291,311 relating to the new Times Square Facility which was opened in September 1996 and was fully operational in

1997. This increase was partially offset by decreases in expenses at the Las Vegas and West Edmonton Mall Facilities.

    Depreciation and amortization increased by 123% or approximately $178,000 from $144,686 in 1996 to $322,614 in 1997 due to the new Times Square Facility which contributed to an increase of $181,548 in 1997.

    Interest expense increased by $61,606 from $14,676 in 1996 to $76,282 in 1997 mostly due to the Company incurring approximately $55,000 in interest on the loan from lender in 1997. In addition, in connection with the issuance of the warrants relating to the Company's financing during December 1996, the Company incurred, based on a valuation of these warrants which were issued to the Lender and the brokers who arranged the financing, $47,498 as deferred financing costs which is amortized over the life of the loan as interest expense.

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30 1996:

    Revenues increased by 35% or $465,799 from $1,321,968 in 1996 to $1,787,767 in 1997. The increase is due to the opening of the Times Square Facility in September 1996 which contributed $736,901 in revenues in 1997 which was partially offset by 1) a decrease in revenues at the Las Vegas Facility by 20% or $246,446 from $1,205,250 in 1996 to $958,804 in 1997 which management believes is due to lower attendance at the Forum Shops resulting from the construction of the new wing, and 2) a decrease in revenues at the West Edmonton Mall Facility by 21% or approximately $24,700 from approximately $117,105 in 1996 to approximately $92,368 in 1997. In addition, the Company raised the price of a single ticket to eight dollars from seven dollars which partially offset the decrease in revenues due to the lower attendance. The average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. Management believes that the trend at the Las Vegas Facility is expected to continue but could be offset by the Company's installation of a ticket booth at the main level of the Forum Shops which was completed during July 1997 and has since had positive results on revenues, and by the opening of the new expansion of the Forum Shops scheduled in September 1997.

    Selling, general and administrative expenses increased by 41% or $542,495 from $1,320,758 in 1996 to $1,863,253 in 1997. This increase is mainly due to an increase in overall expenses of approximately $578,818 relating to the new Times Square Facility which was opened in September 1996 and was fully operational in 1997. This increase was partially offset by decreases in expenses at the Las Vegas and West Edmonton Mall Facilities.

    Depreciation and amortization increased by 69% or $266,822 from $386,789 in 1996 to $653,611 in 1997 due to 1) the new Times Square Facility which contributed to an increase of $362,880 in 1997, 2) an increase of approximately $50,000 in amortization of lease commissions incurred in connection with obtaining the loan and amortization of warrants costs issued to the public, which was partially offset by a decrease of approximately $146,000 relating to the write off of certain assets in 1996.

    Interest expense increased by $281,231 from $21,537 in 1996 to $302,768 in 1997 mostly due to 1) the Company's write off of $146,103 in deferred interest relating to the issuance of common stock to note holders and the subsequent repayment of these notes in January 1997, and 2) the Company incurring approximately $113,000 in interest on the loan from lender in 1997. In addition, in connection with the issuance of the warrants relating to the Company's financing during December 1996, the Company incurred, based on a valuation of these warrants which were issued to the Lender and the brokers who arranged the financing, $47,498 as deferred financing costs which is amortized over the life of the loan as interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Net cash used in operating activities was $811,944 during the six months ended June 30, 1997, as compared to the cash provided by operating activities of $356,139 for the same period during the prior year. The decrease of $1,168,083 was primarily due to 1) an increase in losses for the six months ended June 30, 1997 by $627,720, and 2) a decrease in accounts payable and accrued expenses of $871,407, which was partially offset by an increase in depreciation and amortization of $266,822 and an increase in amortization of deferred financing costs of $146,107.

    Net cash used in investing activities decreased by 86% or $297,291 from $346,106 in 1996 to $48,815 in 1997. The decrease is primarily due to payments made by the Company to complete the construction of its capsules during the prior year, and to costs associated with the lease for the Times Square Facility in 1996.

    Net cash used in financing activities was $382,284 during the six months ended June 30, 1997, as compared to cash provided by financing activities of $ 631,208 for the same period during the prior year. The decrease of $1,013,492 was primarily due to 1) the Company's obtaining $600,000 in short term borrowing in 1996 as described more fully in Note 1 to the unaudited consolidated financial statements, 2) the Company's obtaining a loan from a Canadian bank during the quarter ended March 31, 1996, and 3) payments made on notes payable in 1997 of $487,813 which was partially offset by the receipt of $150,000 in 1997.

    The Company has relied on the proceeds of sales of Common Stock, Redeemable Warrants, loans and equipment leasing to provide it with the cash necessary to develop its facilities and ride films and to operate its business.

    As discussed in Note 1 to the unaudited consolidated financial statements, during the quarter ended September 30, 1996, the Company obtained loans aggregating $437,500 bearing interest at 15% per annum paid monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing. During December 1996, some of the lenders elected to convert $100,000 of the above notes to common stock at the than fair market value of $.40 per share. Accordingly, the Company issued 250,000 additional shares relating to the conversion of these notes. During January 1997, the Company repaid the remaining $337,500 balance of the notes.
As such, the Company wrote off in January 1997 the remaining unamortized portion of the deferred financing costs relating to these notes as interest expense.

    As discussed in Note 1 to the unaudited consolidated financial statements, on December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender") structured as a sale leaseback transaction of certain equipment owed by the Company. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. As of August 7, 1997, the Company has issued 444,285 shares of the Company's common stock to various vendors and 250,000 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $2.00 per share, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $.41 per share representing approximately 110% of the market value at the closing date of the financing. During the quarter ended March 31, 1997, the Company received the remaining $100,000 of this loan which was held by the Lender pending the Company's meeting all of the Lender's requirements.

    The Company is currently in production of two films, a ski and snowboard film which is being produced by Warren Miller Entertainment, and a roller coaster film both scheduled to be released in Winter 1997. The Company has been performing additional work on its previously released films adding more special effects and reworking some scenes. As of August 7, 1997, the Company anticipates additional expenditures of approximately $20,000 relating to the completion of these films. The Company also expects to incur approximately an additional $50,000 in expenses relating to reprogramming the motion of its existing capsules for the above films.

    As of June 30, 1997, the Company had a negative working capital of $940,862. The Company's cash and cash equivalents as of June 30, 1997 were $152,935 compared to $1,395,978 at December 31, 1996. Accordingly, in order for the Company to continue its operations as presently constituted and to fulfill its business plan described below, the Company must obtain additional working capital either in the form of debt, equity, or a combination thereof. In this connection, the Company has engaged the investment banking firm of L.H. Friend, Weinress, Frankson & Presson, Inc., to serve as the Company's exclusive financial advisor and investment banker. No assurance can be given, however, that the Company will be successful in raising capital. Additionally, the Company has and is continuing to take steps to reduce its expenses without materially impacting its operations.

    Certain disputes have arisen with respect to the obligations of the landlord under the lease for the Times Square Facility, and, commencing with the rent payment due for the month of April 1997, the Company has withheld making payments. The Company has recently received a default notice from the landlord with respect to the nonpayment of rent. The Company believes that it has meritorious defenses to the default notice. However, no assurance can be given that the Company's position will be sustained or that the Landlord will not be successful in enforcing its rights under the lease, including the possible eviction of the Company from the Times Square Facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    The annual meeting of stockholders of the Company was held on June 18, 1997 in Studio City, California, for the purpose of electing a board of directors, approving the appointment of auditors, approving a One-for-Ten reverse stock split. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

1. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:


NAME                                    VOTES FOR                 WITHHELD
----                                    ---------                 --------
Mitch Francis                           4,075,670                   66,905

Benjamin Frankel                        4,098,503                   44,072

Norman Feirstein                        4,097,903                   44,672

2. The appointment of BDO Seidman, LLP as independent auditors was approved by the following vote:

Votes For:            4,103,837
                      ---------
Votes Against:           12,205
                      ---------
Abstentions:             26,533
                      ---------
Shares Not Voted:     1,644,210
                      ---------

3.  Approval of the One-for-Ten Reverse Stock Split:


Votes For:            3,831,715
                      ---------
Votes Against:          282,887
                      ---------
Abstentions:             27,973
                      ---------
Shares Not Voted      1,644,210
                      ---------

ITEM 6.  EXHIBITS AND REPORTS IN FORM-8-K

(a) EXHIBITS

The following exhibits are submitted herewith:


NUMBER                  DESCRIPTION
------                  -----------
27                      Financial Data Schedule

(b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CINEMA RIDE, INC.



                             By:   /s/ Mitch Francis
                                ----------------------------------
                                 Mitch Francis, President



Signature                                                 Date
---------                                                 ----
/s/ Mitch Francis                                     August 7, 1997
-------------------------------------------           --------------
Mitch Francis
Chairman of the Board, President, Chief
Executive Officer and Director (principal
executive officer)

/s/ Toufic R. Bassil                                  August 7, 1997
---------------------------------------------         --------------
Toufic R. Bassil
Chief Financial Officer
(principal financial officer,
principal accounting officer),
Secretary and Treasurer.