Form 10QSB
period 1997-09-30
CINEMA RIDE INC
filed 1997-11-14
CIK 925956

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or give such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X       No
                                 ---         ---

As of November 12, 1997, there were 5,734,999 outstanding shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format:   Yes          No  X
                                                     ---         ---

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB
                             FOR THE QUARTER ENDED
                              SEPTEMBER 30, 1997
                      ==================================




PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Balance Sheets as of September 30, 1997 and
            December 31, 1996.                                                3

          Statements of Operations for the three months and
            nine months ended September 30, 1997 and 1996.                    5

          Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996.                                      6

          Summary of Accounting Policies                                      8

          Notes to Financial Statements.                                     10

Item 2.   Management Discussion and Analysis of Financial Condition
            and Results of Operations                                        12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  16

Item 4.   Submission to Matters to a Vote of Security Holders                16

Item 6.   Exhibits and Reports on Form 8-K                                   16

          Signatures                                                         17

          Exhibits Index                                                     18

                        PART I - FINANCIAL INFORMATION
                        ITEM 1 -  FINANCIAL STATEMENTS

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                   ========================================


                                    ASSETS


                                                   September 30,   December 31,
                                                        1997           1996
                                                   -------------   ------------
                                                    (unaudited)      (audited)
Current assets:
 Cash and cash equivalents                           $   252,804    $ 1,395,978
 Inventories                                              29,229         45,515
 Prepaid expenses                                         84,453         93,330
 Other Receivables                                           731          5,311
                                                     -----------    -----------

 Total current assets                                    367,217      1,540,134
                                                     -----------    -----------

Property and equipment:
 Office equipment and furniture                          106,938        103,050
 Equipment under capital lease                           589,474        589,474
 Leasehold improvements                                2,265,914      2,222,967
 Theater and film equipment                            3,078,593      3,078,593
 Theater and film equipment under construction           564,432        564,432
                                                     -----------    -----------

                                                       6,605,351      6,558,516
 Less accumulated depreciation and
  amortization                                        (1,325,040)      (846,873)
                                                     -----------    -----------
 Total property and equipment                          5,280,311      5,711,643
                                                     -----------    -----------

Film library:
 Film projects under development                         307,948        271,872
 Film library, net                                       341,184        454,783
                                                     -----------    -----------

 Total film library, net                                 649,132        726,655
                                                     -----------    -----------

 Receivable from officers                                 99,170         97,865

 Deferred lease costs and other assets (net)             379,635        783,217
                                                     -----------    -----------

                                                     $ 6,775,465    $ 8,859,514
                                                     ===========    ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                   ========================================



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,   December 31,
                                                       1997            1996
                                                   -------------   ------------
                                                     (unaudited)      (audited)
Current liabilities:
Accounts payable and accrued expenses                $   811,700    $ 1,342,855
 Accrued interest                                             -          50,547
 Current portion of capital lease obligation              57,604         53,102
 Notes payable to investors (Note 1)                          -         337,500
 Notes payable to related party (Note 1)                  50,000             -
 Current portion of notes payable to lender
  (Note 1)                                               309,955        275,979
 Notes payable to vendors (Note 1)                        38,195         52,612
 Note payable to bank (Note 1)                            10,338          9,310
                                                     -----------    -----------
Total current liabilities                              1,277,792      2,121,905
                                                     -----------    -----------

 Obligation under capital lease                          306,574        336,548
 Note payable to bank (Note 1)                            14,451         23,370
 Note payable to lender (Note 1)                         979,443      1,116,384
 Deferred rent                                           141,778        154,261
                                                     -----------    -----------
Total long term liabilities                            1,442,246      1,630,563

Total liabilities                                      2,720,038      3,752,468

Commitments and contingency (Notes 1 and 3)

Stockholders' equity
 Preferred stock, $.01 par value, 500,000
  shares authorized, none issued                              -              -
 Common stock, $.01 par value, 20,000,000
  shares authorized, 5,734,999 and 5,731,785
  shares issued and outstanding                           57,350         57,318
 Additional paid-in-capital                            9,237,208      9,134,389
 Accumulated deficit                                  (5,239,131)    (4,084,661)
                                                     -----------    -----------

Total stockholders' equity                             4,055,427      5,107,046
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 6,775,465    $ 8,859,514
                                                     ===========    ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
        ===============================================================

                                  (UNAUDITED)

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                               1997          1996                 1997          1996
                                                            ------------------------          -------------------------
Revenues                                                    $1,203,879    $1,001,387          $ 2,991,646    $2,323,355
                                                            ----------    ----------          -----------    ----------

Selling, general and administrative expenses                   996,618       761,501            2,859,871     2,082,259

Depreciation and amortization                                  280,555       141,433              934,166       528,222
                                                            ----------    ----------          -----------    ----------

Total expenses                                               1,277,173       902,934            3,794,037     2,610,481
                                                            ----------    ----------          -----------    ----------

Income (Loss) from operations                                  (73,294)       98,453             (802,391)     (287,126)

Interest expense                                                57,940       103,100              360,708       124,637
Interest income                                                  5,342         6,928                8,377        12,934
                                                            ----------    ----------          -----------    ----------

Net Income (Loss)                                           $ (125,892)   $    2,281          $(1,154,722)   $ (398,829)
                                                            ==========    ==========          ===========    ==========

Net Income (Loss) per common share                          $    (.022)   $    .0005          $      (.20)   $   (.0862)
                                                            ==========    ==========          ===========    ==========
Weighted Average common share
 outstanding                                                 5,734,999     4,735,833            5,755,885     4,625,278
                                                            ==========    ==========          ===========    ==========

    See Accompanying Notes to Unaudited Consolidated Financial Statements.

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                 =============================================

                                  (UNAUDITED)

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        1997            1996
                                                   -------------   -------------

Cash flows from operating activities:
 Net loss                                           $(1,154,722)    $  (398,829)
 Adjustments to reconcile net loss to net
   cash (used in) provided by operating
    activities:
 Depreciation and amortization                          934,166         528,222
 Amortization of deferred interest                           -           41,744
 Stock issued for services rendered                      20,900          15,900
 Non cash compensation                                   14,652              -
 Write-off of organization costs                         10,677              -
 Amortization of deferred financing costs               146,107              -
 Increase (decrease) from changes in:
   Inventories                                           16,286         (14,768)
   Prepaid expenses                                       8,877          24,419
   Other receivables                                      4,580          (2,354)
   Accounts payable and accrued expenses               (531,582)        906,123
   Deferred rent                                        (12,483)        158,422
   Accrued interest on note payable                     (48,824)         43,952
   Loss on foreign currency translation                      -            9,801
                                                    -----------     -----------


Net cash (used in) provided by operating
 activities                                            (591,366)      1,312,632
                                                    -----------     -----------

Cash flows from investing activities:
 Acquisition of:
   Capital expenditures                                 (46,836)     (1,466,293)
 Film production costs                                  (44,076)        (59,764)
 Equipment under capital lease                               -          (50,000)
 Proceeds from insurance for equipment                       -           33,671
 Deferred lease costs and other assets                    5,000        (271,277)
                                                    -----------     -----------

Net cash used in investing activities                   (85,912)     (1,813,663)
                                                    -----------     -----------


Cash flows from financing activities:
 Proceeds from notes payable                            150,000       1,077,828
 Payments made on notes payable                        (576,424)       (604,813)
 Loan payments from officers                              5,000          10,000
 Repurchase of stock                                    (19,000)             -
 Principal payments under capital lease
  obligation                                            (25,472)         (9,894)
                                                    -----------     -----------

Net cash (used in) provided by financing
 activities                                            (465,896)        473,121
                                                    -----------     -----------


    See Accompanying Notes to Unaudited Consolidated Financial Statements.

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                 =============================================

                                  (UNAUDITED)

                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1997          1996
                                                     ------------- -------------
Net decrease in cash and cash equivalents              (1,143,174)      (27,910)
Cash and cash equivalents at beginning of period        1,395,978       144,539
                                                      -----------   -----------
Cash and cash equivalents at end of period            $   252,804   $   116,629
                                                      ===========   ===========



Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes          $       800   $       800
                                                      ===========   ===========
Cash paid during the period for interest              $   196,180   $     9,256
                                                      ===========   ===========
Non cash financing activities:

 Conversion of accounts payable to notes payable           12,354             -
 Issue of warrants to public                               92,603             -
 Issue of warrants for leasehold improvements                   -        13,346
 Issue of stock to lenders                                      -       250,469
 Increase in capital lease obligation                           -       300,000

    See Accompanying Notes to Unaudited Consolidated Financial Statements.

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES
                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                     ====================================

Basis of Presentation
---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Cinema Ride, Inc. (the "Company") as of September 30, 1997, and December 31, 1996, the results of its operations for the three months and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles applied on a consistent basis. Unless the context otherwise requires, references to the "Company" in this report refer to Cinema Ride, Inc. and its consolidated subsidiaries.

The results of operations for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997.

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

Organization
------------

The Company was incorporated in Delaware in April 1993. The Company is in the business of developing and operating rides consisting of motion simulator attractions which combine video-projected three-dimensional action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized seating platforms that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of three facilities.
The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall which is located between Caesars Palace Hotel & Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the "West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the "Times Square Facility") commenced operations in September 1996 and is located in Times Square in New York City, New York. The Company's executive offices are located in Studio City, California.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets which range from five to ten years. Amortization of tenant improvements is provided using the straight-line method over the lower of the estimated useful lives of the assets or the lease terms which range from five to ten years.

Film Production Costs
---------------------

Film production costs are stated at the lower of amortized cost or market. Upon completion, film production costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues, with such estimates being reviewed at least quarterly.

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES
                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                     ====================================
                                  (CONTINUED)


Deferred Lease Costs
--------------------

Deferred lease costs represent amounts paid in connection with the successful negotiation of the Company's leases. Costs are amortized on a straight-line basis over the term of the leases.

Pre-opening Costs
-----------------

The Company capitalizes pre-opening costs incurred in connection with potential new locations. These costs are amortized over the twelve months following commencement of operations, or charged to expense when the project is abandoned. At September 30, 1996 unamortized pre-opening costs of $83,586 are included in other assets primarily relating to the Times Square Facility.

Foreign Currency Translation
----------------------------

Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at the prevailing exchange rates. The effects of translation are recorded in the cumulative translation component of shareholder's equity.

Income Taxes
------------

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes. Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes and result primarily from differences in methods used to amortize production costs.

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

Accounting Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards
------------------------

On March 3, 1997, the FASB issued Statement of Financial Accounting Standard No.
128. Earnings per share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES
                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                     ====================================
                                  (CONTINUED)

of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).

     Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Early application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statements.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect the adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

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

     NOTE PAYABLE TO INVESTORS

     During the quarter ended September 30, 1996, the Company obtained loans aggregating $437,500 bearing interest at 15% per annum paid monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing. These loans were secured by certain equipment owned by the Company and by the net cash flow of the Las Vegas Facility. In connection with obtaining these loans, the Company issued 437,500 shares of the Company's common stock to the lenders. In connection with the issuance of the shares to the lenders the Company recognized $250,469 in financing costs which is deferred and is amortized as interest expense over the life of these loans. During the fourth quarter, some lenders elected to convert $100,000 of the above notes to common stock at the then fair market value of $.40 per share. Accordingly, the Company issued 250,000 additional shares relating to the conversion of these notes. During January 1997, the Company repaid the remaining $337,500 balance of the notes. As such, the

Company wrote off, in January 1997, the remaining unamortized portion of the deferred financing costs relating to these notes as interest expense.

    NOTE PAYABLE TO LENDER

    On December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender"), structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 to be paid over a four year term at $40,903 per month with a balloon payment of $157,503. The loan bears a variable interest rate based on the average weekly interest rate of three-year U.S. Treasury Securities. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. As of October 17, 1997, the Company has issued 444,285 shares of the Company's common stock to various vendors and 250,000 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $2.00 per share, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $.41 per share representing approximately 110% of the market value at the closing date of the financing. During the quarter ended March 31, 1997, the Company received the remaining $100,000 of this loan, which was held by the Lender pending the Company's meeting all of the Lender's requirements.

    NOTE PAYABLE TO VENDORS

    As part of the requirements to obtain the Financing Agreement referred to above, the Company converted $64,965 of accounts payable to vendors into unsecured subordinated notes payable bearing interest at 8%. Principal payments on the notes are to be made at 20% increments on April 30, 1997 and July 31, 1997 with the remaining 60% and interest due on September 30, 1997. As of November 12, 1997, payments of $16,951 have been made relating to the remaining 60% and interest due to vendors.

    NOTE PAYABLE TO RELATED PARTIES

    During April 1997, the Company obtained a $50,000 loan from a related party bearing interest at 18% per annum with both principal and interest due in six months. In connection with obtaining this loan, the Company issued 25,000 warrants at an exercise price of $.28 per share.

NOTE 2.  STOCK TRANSACTIONS

    During April 1997, the Company repurchased 51,786 shares of the Company's common stock previously issued to one of its vendors for $29,000 of which $20,000 has been paid as of November 12, 1997.

NOTE 3.  EMPLOYMENT AGREEMENT

    During the quarter ended September 30, 1997, the Company entered into a three year employment agreement with its chief executive officer, Mitch Francis. The agreement provides for a base annual salary of $195,000, annual increases of 8%, annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000, and issuance of 300,000 options exercisable at $0.25 per share vesting equally over the next three years. The agreement also approves the granting of additional performance options based on various occurrences such as the opening of new locations, obtaining additional funds, and attaining and maintaining certain market price for the Company's common stock.

NOTE 4.  SUBSEQUENT EVENT

    The Company entered into an agreement dated October 28, 1997 with the landlord of the Times Square Facility to terminate the lease due to the intended demolition of the existing building where the facility is located. The agreement, among other things, requires the Company to vacate the premises by February 28, 1998 and waive the security deposit previously made to the landlord. In consideration, the landlord will 1) pay the Company $500,000 upon the execution of the agreement, 2) agree to a rent concession for the period from April 97 through October 97 , 3) waives its right for all future rents following execution of the agreement to include the months of November 97 through February 98, and 4) pay the Company an additional $500,000 upon the timely delivery of possession of the premises to the landlord on or before February 28, 1998. The Company is currently seeking a new location to replace this existing facility. As of November 12, 1997, the Company can not reasonably estimate the amount to be written off relating to expenditures incurred at this facility due to this termination. However, the Company expects the loss would not exceed $600,000 the exact amount of which will depend upon the Company's ability to utilize all or portion of the tenant improvements from the facility.

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

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 1997 VS. QUARTER ENDED SEPTEMBER 30, 1996:

    Revenues increased by 20% or $202,492 from $1,001,387 in 1996 to $1,203,879 in 1997. The increase is due to an increase in revenues at the Times Square Facility by 325% or $355,867 from $109,259 in 1996 to $465,126 in 1997 due to the facility being open for the full quarter in 1997 which was partially offset by 1) a decrease in revenues at the Las Vegas Facility by 17% or $131,519 from $787,665 in 1996 to $656,146 in 1997 which management believes is due to lower attendance at the Forum Shops resulting from the construction of the new wing and the opening of other casinos, and 2) a decrease in revenues at the West Edmonton Mall Facility by 21% or approximately $22,000 from approximately $105,000 in 1996 to approximately $83,000 in 1997. In addition, the Company raised the price of a single ticket to eight dollars from seven dollars which partially offset the decrease in revenues due to the lower attendance. The average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. Management believes that the trend at the Las Vegas and West Edmonton Facilities is expected to continue.

    Selling, general and administrative expenses increased by 31% or $235,117 from $761,501 in 1996 to $996,618 in 1997. This increase is mainly due to 1) an increase in overall expenses of approximately $170,279 relating to the new Times Square Facility which opened in September 1996 and was fully operational in 1997, and 2) an increase of approximately $38,000 at the Las Vegas Facility mainly due to labor costs incurred in staffing the newly installed remote ticket booth.

    Depreciation and amortization increased by 98% or $139,122 from $141,433 in 1996 to $280,555 in 1997 mainly due to the new Times Square Facility, which contributed to an increase of $118,499 in 1997.

    Interest expense decreased by 44% or $45,160 from $103,100 in 1996 to $57,940 in 1997 mostly due to the Company amortization of financing costs relating to the Company's issuance of stock to lenders in 1996 as discussed in
Note 1 to the unaudited consolidated financial statements.   Interest expense in
1997 is mainly due to approximately $53,000 in interest incurred relating to the note payable to lender as discussed in Note 1 to the unaudited consolidated financial statements.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30 1996:

    Revenues increased by 29% or $668,291 from $2,323,355 in 1996 to $2,991,646 in 1997. The increase is due to an increase in revenues at the Times Square Facility (which opened during September 1996) by 1000% or $1,092,768 from $109,259 in 1996 to $1,202,027 in 1997 due to the facility being open for the full year in 1997 which was partially offset by 1) a decrease in revenues at the Las Vegas Facility by 19% or $377,965 from $1,992,915 in 1996 to $1,614,950 in
1997, which management believes is due to lower attendance at the Forum Shops resulting from the construction of the new wing and the opening of other casinos, and 2) a decrease in revenues at the West Edmonton Mall Facility by 21% or approximately $46,500 from approximately $222,000 in 1996 to approximately $175,500 in 1997. In addition, the Company raised the price of a single ticket to eight dollars from seven dollars, which partially offset the decrease in revenues due to the lower attendance. The average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. Management believes that the trend at the Las Vegas and West Edmonton Facilities is expected to continue.

    Selling, general and administrative expenses increased by 37% or $777,612 from $2,082,259 in 1996 to $2,859,871 in 1997. This increase is mainly due to
1) an increase in overall expenses of approximately $750,000 relating to the new Times Square Facility, which was opened in September 1996 and was fully operational in 1997, and 2) an increase in corporate expenses by approximately $102,000 due to an increase of approximately $115,000 in professional fees mainly due to costs incurred in connection with the Company's registration of newly issued shares of common stock in 1997 and due to a decrease in insurance reimbursements of approximately $75,000 in 1997 which was offset by a decrease of approximately $86,000 in expenses relating to decreases in salaries and other administrative expenses. Expenses at the Las Vegas Facility decreased by approximately $28,000 mainly due to decreases in advertising expense of approximately $106,000 which was offset by increases in labor costs incurred in staffing the newly installed remote ticket booth and due to increases in repairs and maintenance. Expenses at the West Edmonton Facility decreased by approximately $46,000 mainly due to decreased in wages, advertising, and other administrative expenses.

    Depreciation and amortization increased by 77% or $405,944 from $528,222 in 1996 to $934,166 in 1997 due to 1) the new Times Square Facility which contributed to an increase of $481,379 in 1997, 2) an increase of approximately $79,000 in amortization of lease commissions incurred in connection with obtaining the loan and amortization of warrants costs issued to the public, which was partially offset by a decrease of approximately $154,000 relating to the write off of certain assets in 1996.

    Interest expense increased by $236,071 from $124,637 in 1996 to $360,708 in 1997 mostly due to 1) increase in the Company's write off by $104,363 of deferred interest relating to the issuance of common stock to note holders and the subsequent repayment of these notes in January 1997, and 2) the Company incurring approximately $165,000 in interest on the loan from lender in 1997. This increase was offset by the Company's incurring of interest in 1996 relating to loans which has since been paid as discussed in the notes to the unaudited consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Net cash used in operating activities was $591,366 during the nine months ended September 30, 1997, as compared to the cash provided by operating activities of $1,312,632 for the same period during the prior year. The decrease of $1,903,998 was primarily due to 1) an increase in losses for the nine months ended September 30, 1997 by $755,893, 2) a decrease in accounts payable and accrued expenses of $1,435,982, 3) a decrease in accrued interest on notes payable of $92,776, and 4) a decrease in deferred rent of $170,905 which was partially offset by an increase in depreciation and amortization of $405,944 and an increase in amortization of deferred financing costs of $146,107.

    Net cash used in investing activities decreased by $1,727,751 from $1,813,663 in 1996 to $85,912 in 1997. The decrease is primarily due to payments made by the Company to complete the construction of its capsules during the prior year, and to costs associated with the lease for the Times Square Facility in 1996.

    Net cash used in financing activities was $465,896 during the nine months ended September 30, 1997, as compared to cash provided by financing activities of $473,121 for the same period during the prior year. The decrease of $939,017 was primarily due to 1) the Company obtaining $600,000 in short term borrowing in 1996, 2) the Company obtaining $437,500 in short term borrowing from investors in 1996 3) the Company's obtaining a loan from a Canadian bank during the quarter ended March 31, 1996, and 4) decrease in payments made on notes payable in 1997 by $28,389 as compared to payments made in 1996 which was partially offset by the receipt of $150,000 in 1997.

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

    As discussed in Note 1 to the unaudited consolidated financial statements, on December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender") structured as a sale leaseback transaction of certain equipment owned by the Company. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. As of November 12, 1997, the Company has issued 444,285 shares of the Company's common stock to various vendors and 250,000 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $2.00 per share, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $.41 per share representing approximately 110% of the market value at the closing date of the financing. During the quarter ended March 31, 1997, the Company received the remaining $100,000 of this loan which was held by the Lender pending the Company's meeting all of the Lender's requirements.

    The Company is currently in production of two films, a ski and snowboard film which is being produced by Warren Miller Entertainment, and a roller coaster film, both scheduled to be released in Winter 1997. The Company has been performing additional work on its previously released films adding more special effects and reworking some scenes. As of November 12, 1997, the Company anticipates additional expenditures of approximately $20,000 relating to the completion of these films. The Company also expects to incur approximately an additional $50,000 in expenses relating to reprogramming the motion of its existing capsules for the above films.

    As of September 30, 1997, the Company had a negative working capital of $910,575. The Company's cash and cash equivalents as of September 30, 1997 were $252,804 as compared to $1,395,978 at December 31, 1996. Accordingly, in order for the Company to continue its operations as presently constituted and to fulfill its business plan described below, the Company must obtain additional working capital either in the form of debt, equity, or a combination thereof.
In this connection, the Company has engaged the investment banking firm of L.H. Friend, Weinress, Frankson & Presson, Inc., to serve as the Company's exclusive financial advisor and investment banker. No assurance can be given, however, that the Company will be successful in raising capital. Additionally, the Company has and is continuing to take steps to reduce its expenses without materially impacting its operations.

    As discussed in Note 4 to the unaudited consolidated financial statements, the Company entered into an agreement with the landlord of the Times Square Facility to terminate the lease due to the intended demolition of the existing building where the facility is located. The Company will attempt to replace the facility with another location. There can be no assurance that the Company will be successful in securing a location as favorable as the Times Square Facility, or that enough funds would be available to complete the construction of a new facility if secured. As of November 12, 1997, the Company can not reasonably estimate the amount to be written off relating to expenditures incurred at this facility due to this termination. However, the Company expects the loss would not exceed $600,000 the exact amount of which will depend upon the Company's ability to utilize all or portion of the tenant improvements from the facility.

    As of September 30, 1997, the Company was not in compliance with the minimum listing standards of the Nasdaq Small Cap Market. On November 3, 1997 the Company received a notice from The Nasdaq Stock Market, Inc. ("Nasdaq") providing the Company with 90 days to comply with these standards before the Company's securities will be subject to delisting. The Company is in the process of formulating a plan to meet its continued Nasdaq listing requirements. However, there can be no assurance that the Company will be successful in meeting all of the requirements. In addition, the Company was informed by Nasdaq on October 1, 1997 that the Company's warrants were delisted from the exchange due to the Company's no longer having any active market makers registered to trade the securities.

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

SEASONALITY OF BUSINESS

    Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The degree of this seasonality will vary among attractions depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities will be the highest in June through September (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more affected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the Winter months in Alberta, Canada. Similarly, the Times Square Facility is affected by seasonality during the slower Winter months. As a result, the Company's results of operations at its three facilities will depend upon sales generated from the peak tourist periods and any significant decrease in sales for such periods could have a material adverse effect upon the Company's operations.

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

    None

ITEM 6.  EXHIBITS AND REPORTS IN FORM-8-K

(A) EXHIBITS

The following exhibits are submitted herewith:

NUMBER                  DESCRIPTION
------                  -----------
10.35                   Form of employment agreement with Mitch Francis
                        dated September 1, 1997.
10.36                   Stipulation and consent judgement between the Company
                        and Three Times Square Center Partners, L.P., dated
                        October 28, 1997.

(B) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CINEMA RIDE, INC.



                             BY:   /S/ MITCH FRANCIS
                                 ----------------------------------
                                 MITCH FRANCIS, PRESIDENT



                SIGNATURE                             DATE
                ---------                             ----

/S/ MITCH FRANCIS                               NOVEMBER 12, 1997
---------------------------------------------   -----------------
Mitch Francis
Chairman of the Board, President, Chief
Executive Officer and Director (principal
executive officer)



/S/ TOUFIC R. BASSIL                            NOVEMBER 12, 1997
---------------------------------------------   -----------------
Toufic R. Bassil
Chief Financial Officer,
(principal financial officer,
 principal accounting officer),
  Secretary and Treasurer.

                                EXHIBITS INDEX


NUMBER               DESCRIPTION
------               -----------
10.35                Form of employment agreement with Mitch Francis
                     dated September 1, 1997.
10.36                Stipulation and consent judgement between the Company and
                     Three Times Square Center Partners, L.P., dated October 28,
                     1997.
27                   Financial Data Schedule for Quarterly Period Ended
                     September 30, 1997.