Form 10KSB40
period 1997-12-31
CINEMA RIDE INC
filed 1998-03-20
CIK 925956

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
   (MARK ONE)
   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from ________________ to_______________
                         Commission File Number 0-24592

                               CINEMA RIDE, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                               95-4417467
----------------------------------------                  ----------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                            Identification Number)

  12001 VENTURA PLACE, SUITE 340
     STUDIO CITY, CALIFORNIA                                         91604
----------------------------------------                ------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (818) 761-1002
                                                                --------------
Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of exchange
         Title of each class                            on which registered
         -------------------                            -------------------
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
                             Yes   X      No
                                 -----       -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for the year ended December 31, 1997 were $3,875,295.

        As of March 19, 1998 there were 5,802,786 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 19, 1998 based on the average bid and asked price on such date was $435,442.

        DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

        Transitional Small Business Disclosure Format:  Yes        No   X
                                                            -----     -----

                                    PART I

FORWARD LOOKING STATEMENTS

    This Annual Report contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may effect such forward-looking statements include, without limitation: the Company's ability to successfully operate its existing facilities, the impact of competition on the Company's revenues, and seasonality. When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

    Cinema Ride, Inc. (the "Company") was incorporated in Delaware in April 1993. Unless the context otherwise requires, references to the "Company" in this report refer to Cinema Ride, Inc. and its consolidated subsidiaries. The Company is in the business of developing and operating rides consisting of motion simulator attractions which combine projected three-dimensional action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized seating platforms that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of three facilities. The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall which is located between Caesars Palace Hotel & Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the " West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the " Times Square Facility") commenced operation in September 1996 and was located in Times Square in New York City, New York. The Times Square Facility was closed during January 1998 (See "Description of Property - The Times Square Facility"). The Company's executive offices are located in Studio City, California.

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

    Simulators

    The Company utilizes a simulator which it believes to be both space and cost effective. Each simulator includes an enclosed 15-seat capsule in which audiences are seated during a given ride. Inside the capsule, each seat faces a screen at the front of the capsule, onto which the ride film is projected. Company attractions consists of one or more capsules, the number of which will vary depending on the size and desired seating capacity of a particular location. The Las Vegas Facility consists of four capsules of 15 seats each and the West Edmonton Facility consists of one capsule.

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

    Each simulator combines the motion base and capsule with two projectors and audio systems which provides a visual and audio presentation without the degeneration of picture and sound that is common to film formats under heavy usage. In addition, the use of laser disk players enables the Company to avoid delays associated with rewinding traditional film and enables the Company to change ride films with the push of just one bottom. The projection equipment used by the Company is capable of projecting both 3-D and standard ride films.

    All of the mechanical equipment comprising the simulator is coordinated by a computer system. A time code is added to each laser disk in order to enable the film data to correspond with the movement of the motion bases. As the projectors receive the film and sound data from the laser disks, the simulator's computer receives the time code which enables the computer to synchronize the filmed action with the movement of the motion bases and the operation of the wind machine.

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

    3-D Films

    Each of the Company's attractions utilizes 3-D technology in the exhibition of ride films. 3-D technology creates the illusion of three-dimensional images. The technology involves the filming and simultaneous projection of images that are slightly offset from each other which, when viewed with special polarized glasses, create an illusion of depth and off-screen effects which are not possible with traditional 2-D filmed entertainment.

    As of December 31, 1997, the Company had completed production of six ride films for exhibition in its attractions. The Company produces the ride films by contracting with independent film production companies. During March 1998, the Company released a new ski and snowboard film which was produced by Warren Miller Entertainment, and a roller coaster film which was produced by the Company.

    The typical ride film lasts approximately four minutes. Each capsule is able to feature approximately nine to twelve attractions per hour. The Company does not anticipate that any of its attractions will operate at or near maximum capacity.

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

COMPETITION

    The Company faces intense competition in the development and marketing of attractions. Such competition extends to gaining access to desirable locations for attractions as well as to selling or leasing simulators and ride films.
Each of IMAX Corporation, Iwerks Entertainment, Inc., Showscan Corporation and other companies develop and market simulators which compete with the simulators and related filmed entertainment being developed and marketed by the Company. Many of these corporations have greater financial and marketing resources than the Company and have established reputations for success in the development and marketing of products that are competitive with those of the Company. In addition, there are no significant barriers to entry which would prevent additional competitors from competing with the Company in the development and operation of attractions on a site-by-site basis. During 1997, Iwerks Entertainment and Showscan Corporation entered into a merger agreement which if approved by the shareholders of both companies could be finalized in 1998 and will produce what the Company believes will be the largest motion simulator ride company.

    The Company also competes with existing motion simulators on a site-by-site basis. The Company is aware of several competing motion simulator attractions either currently existing or planned to be opened in the vicinity of its Facilities, including a motion simulator attraction developed by Caesars Palace Hotel & Casino with IMAX Corporation which was opened during December 1997 in the new expansion of the Forum Shops. In addition, the Excalibur Hotel in Las Vegas has a simulator ride facility which has been operational for many years. The MGM Grand Hotel and Casino Theme Park , the Hilton Hotel Casino, and the Luxor Hotel and Casino in Las Vegas offer motion simulator attractions. Other hotels or theme parks in Las Vegas may also acquire motion simulator attractions. The Company also competes for customers to some extent with theme parks, traditional motion pictures and other forms of filmed or computer entertainment. Similarly the West Edmonton Facility competes with existing motion simulators within the immediate geographical area. The Company's attractions compete with other attractions and entertainment alternatives in a given region on the basis of location, price and content of its ride films.

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

TRADEMARKS, COPYRIGHTS AND PATENTS

    The Company does not currently hold any patents or similar intellectual property protection for the technology or equipment used in its attractions. Although the Company has a patent application pending under appeal with the United States Patent Office for the combined use of 3-D ride films in motion simulators, there can be no assurance that a patent will be granted or, if granted, that it will be effective in preventing competitors from developing similar simulator systems.

    During 1996, the Company obtained a trademark for "Cinema Ride" and a trademark for "Ride Guy". In addition, the Company holds copyright protection for each of the ride films owned by the Company. While the Company believes that patent, copyright and other protection are desirable, the Company believes that they are less significant to the Company's success than factors such as the location and marketing of attractions and the production or acquisition of entertaining ride films.

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

    The Company also maintains $1,000,000 "key-man" life insurance on the life of Mitch Francis, its President and Chief Executive Officer, as to which the Company is the sole beneficiary. The Company also maintains director's and officers' liability insurance insuring the directors and officers of the Company for up to $2,000,000.

GOVERNMENTAL REGULATIONS

    The Company is subject to certain governmental regulations which has established standards for the design, construction, installation, alteration, maintenance, operation and inspection of amusement rides such as the Company's attractions. The Company successfully obtained all necessary permits and approvals pursuant to such regulations.

EMPLOYEES

    As of March 19, 1998, the Company had four full-time employees at its corporate offices (including its officers), twenty nine employees at its Las Vegas Facility and seven employees at its West Edmonton Facility. The addition of new attractions will necessitate the Company's hiring of additional employees to manage and operate the new facilities. In addition, the Company anticipates entering into contracts with independent sales representatives to locate potential purchasers of simulators and licensees of ride films. As the Company's operations and sales efforts expand, the Company expects that it will hire additional management personnel to oversee and coordinate the Company's development and sales efforts. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

THE LAS VEGAS FACILITY

    In October 1993, the Company entered into a lease agreement for a site in the Forum Shops which houses the Company's Las Vegas Facility. The Las Vegas Facility lease has a term of 10 years with an option to extend the term of the lease for an additional five years at then current market rates.

    The lease for the Las Vegas Facility granted the Company the exclusive right to operate a motion simulator attraction within the Forum Shops. However, pursuant to an amendment between the Company and the lessor of the Forum Shops, the Company agreed to permit a themed simulator attraction into the mall in exchange for a number of concessions from the landlord.

     Certain disputes have risen with respect to the obligation to the lessor of the sign at the Las Vagas Facility, and, commencing with the lease payment for the month of April 1997, the Company has withheld making payments. During March 1998, the Company reached an agreement with the lessor of the sign to amend the lease agreement to extend the term of the lease by eleven months with the first payment becoming due on March 1, 1998.

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

THE TIMES SQUARE FACILITY

    During August 1995, the Company entered into a lease agreement with Three Times Square Center Partners, L.P., (the "Landlord") to install three capsules in Times Square, New York City. The lease term is for approximately ten years with two five year renewal options. The Times Square Facility commenced operations in September 1996. The total cost of design, construction and installation of the Times Square Facility was approximately $3.2 million excluding signage.

    The Company entered into an agreement dated October 28, 1997 with the Landlord to terminate the lease due to the intended demolition of the existing building where the Facility was located. The agreement, among other things, required the Company to vacate the premises by February 28, 1998 and waive the security deposit previously made to the Landlord. In consideration, the Landlord 1) paid the Company $500,000 upon the execution of the agreement, 2) agreed to a rent concession for the period from April 1997 through October 1997 , 3) waived its right for all future rents following execution of the agreement to include the months of November 1997 through February 1998, and 4) agreed to pay the Company an additional $500,000 upon the timely delivery of possession of the premises to the landlord on or before February 28, 1998. The Company informed the landlord on February 26, 1998 that the Company had vacated the premises, and the remaining $500,000 payment was received on March 5, 1998. The Company is currently seeking a new location to replace this Facility. For the year ended December 31, 1997, the Company recorded $275,548 in impairment losses due to the write-down of signage, equipment and other costs.

    During the quarter ended June 30, 1996, the Company entered into a lease agreement for a sign to be installed at the Times Square Facility. The lease term was for sixty months commencing the first month following installation of the sign. Certain disputes have risen with respect to the obligation to the lessor of the sign, and, commencing with the lease payment for the month of April 1997, the Company has withheld making payments. During March 1998, the Company reached an agreement with the lessor of the sign whereby both parties agreed to terminate the lease and for the Company to purchase the sign for $100,000 in cash. In return, the lessor agreed to return to the Company 93,482 shares of the Company's common stock, which were previously issued to the lessor during December 1996.

CORPORATE OFFICES

    The Company is leasing office space for its corporate headquarters in Studio City, California. The current lease of office space is for a period of five years commencing in July 1995 with one option to renew for a three year period at ninety-five percent of the then fair market rental value. The base rent requires monthly payments of $5,029 for the first thirty-six months, payment of $5,334 for the following eighteen months, and payments of $5,639 thereafter.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

    The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

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


                              Common Stock Price


                                                    HIGH     LOW
                                                    ----     ----

    Third Quarter - 1994                            6 1/4       5

    Fourth Quarter - 1994                           6 5/8   4 3/4

    First Quarter - 1995                            5 5/8   1 3/4

    Second Quarter - 1995                         3 19/32   1 5/8

    Third Quarter - 1995                            2 5/8       2

    Fourth Quarter - 1995                         1 17/32   13/16

    First Quarter - 1996                           1 3/16    9/16

    Second Quarter - 1996                               2     3/4

    Third Quarter - 1996                            31/32    9/16

    Fourth Quarter - 1996                           23/32     1/4

    First Quarter - 1997                             7/16    5/16

    Second Quarter - 1997                            5/16    3/16

    Third Quarter - 1997                              1/4    7/32

    Fourth Quarter - 1997                             1/8    1/32

    First Quarter - 1998 (through March 16, 1998)    5/32    2/32

    The number of record holders of the Company's common stock as of March 19, 1998 was 128. The number of beneficial holders of the Company's common stock as of March 19, 1998 was approximately 1,050.

    The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future.

    As of December 31, 1997, the Company was not in compliance with the minimum listing standards of the Nasdaq Small Cap Market. On November 3, 1997 the Company received a notice from The Nasdaq Stock Market, Inc. ("Nasdaq") providing the Company with 90 days to comply with these standards before the Company's securities will be subject to de-listing. On February 3, 1998, the Company filed a request for a written hearing with Nasdaq which was scheduled for March 5, 1998. On March 11, 1998, the Company received a notice from Nasdaq notifying the Company that Nasdaq determined to delist the Company's securities effective with the close of business March 11, 1998 due to the Company not being in compliance with the minimum bid price and market value of the public float requirements. The Company's securities are eligible to trade on the OTC Bulletin Board.

    In addition, the Company was informed by Nasdaq on October 1, 1997 that the Company's warrants were de-listed from the exchange due to the Company's no longer having any active market makers registered to trade the securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
        ------------------------------------------------------------

    Although the Company was formed in April 1993, operations of the Company did not commence until October 1994 when the Las Vegas Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility and the Times Square Facility, in August 1995 and September 1996 respectively. The Company closed and vacated the Times Square Facility on February 26, 1998.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996:

    Revenues increased by 17% or $565,132 from $3,310,163 in 1996 to $3,875,295 in 1997. The increase is due to an increase in revenues at the Times Square Facility (which opened during September 1996) by 184% or $1,028,211 from $558,229 in 1996 to $1,586,439 in 1997 due to the facility being open for the full year in 1997 which was partially offset by 1) a decrease in revenues at the Las Vegas Facility by 17% or $432,289 from $2,501,512 in 1996 to $2,069,223 in
1997, which management believes was due to lower attendance at the Forum Shops resulting from the construction of the new wing and the opening of other casinos, and 2) a decrease in revenues at the West Edmonton Mall Facility by 12% or approximately $30,900 from approximately $251,300 in 1996 to approximately $220,400 in 1997. In addition, the Company raised the price of a single ticket at the Las Vegas and Times Square Facilities to eight dollars from seven dollars, which partially offset the decrease in revenues due to the lower attendance. The average ticket price remained under four dollars due to discounts offered through multiple purchases of tickets. Management believes that the trend in decreased revenues at the Las Vegas and West Edmonton Facilities is not expected to continue in 1998. The closure of the Times Square Facility in 1998 is expected to reduce the Company's revenues.

    Selling, general and administrative expenses increased by 14% or $441,891 from $3,107,375 in 1996 to $3,549,266 in 1997. This increase is mainly due to an increase in overall expenses of approximately $637,000 relating to the new Times Square Facility, which was opened in September 1996 and was fully operational in 1997, which was offset by 1) a decrease in corporate expenses by approximately $74,000 due to decreases in compensation of approximately $148,700 and decreases in other administrative expenses of $55,000 which was offset by an increase of approximately $112,000 in fees and costs in part relating to costs incurred in connection with the Company's registration of newly issued shares of common stock in 1997, 2) a decrease in expenses at the Las Vegas Facility of approximately $71,000 relating to decreases in advertising expense of approximately $126,000 which was offset by increases in labor costs incurred in staffing the newly installed remote ticket booth and due to increases in repairs and maintenance, and 3) a decrease in expenses at the West Edmonton Mall Facility of approximately $65,000 mainly due to decreases in wages, advertising, and other administrative expenses. The closure of the Times Square Facility in 1998 is expected to reduce the Company's expenses.

    Impairment loss of $275,548 relates to the closure of the Times Square York Facility in 1998 as more fully described in Note 6 to the financial statements. The amount of loss recognized in 1997 represents an impairment loss due to the write-down of signage, equipment and moving expenses.

    Depreciation and amortization increased by 26% or $220,007 from $831,927 in 1996 to $1,051,934 in 1997 due to the new Times Square Facility which contributed to an increase of $381,291 in 1997, which was partially offset by a decrease of approximately $125,000 relating to the write off of certain assets in 1996.

    Interest expense increased by $218,557 from $246,800 in 1996 to $465,357 in 1997 mostly due to the Company incurring $215,863 in interest on the loan from lender in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Net cash provided by operating activities decreased by $1,327,437 from $1,275,224 in 1996 to $52,213 in 1997. The decrease of $1,327,437 was primarily due to 1) a decrease in accounts payable and accrued expenses of $1,415,995, 2) an increase in losses of $593,756, 3) a decrease in accrued interest on notes payable of $101,094 and 4) a decrease in deferred rent of $170,905 which was partially offset by 1) receipt of $500,000 relating to the lease termination for the Times Square Facility, 2) an increase in depreciation and amortization of $220,007, and 3) an increase of losses due write-off of certain assets related to the lease termination of $275,548.

    Net cash used in investing activities decreased by $1,775,153 from $1,874,503 in 1996 to $99,350 in 1997. The decrease is primarily due to payments made by the Company to complete the construction of its capsules during the prior year, and to costs associated with the lease and build out of the Times Square Facility in 1996.

    Net cash used in financing activities was $643,211 during the year ended December 31, 1997, as compared to the cash provided by financing activities of $1,850,718 for the same period during the prior year. The decrease of $2,493,929 was primarily due to 1) the Company successful funding of the loan from lender during December 1996 amounting to approximately $1,475,000, 2) the Company obtaining $600,000 in short term borrowing in 1996, and 3) the Company obtaining $437,500 in short term borrowing from investors in 1996.

    The Company has relied on the proceeds of sales of Common Stock, Redeemable Warrants, loans and equipment leasing to provide it with the cash necessary to develop its facilities and ride films and to operate its business.

    The Company generates the majority of its revenues from the Las Vegas Facility. In connection with the December 1995 amendment to the Las Vegas Facility lease, the Company waived its exclusivity right within the Forum Shops by allowing an IMAX Simulator Theater to be installed within the center. However, the Company obtained the right to terminate its lease if the Company's sales for any full lease year after IMAX's opening do not equal or exceed $2,000,000, and in return the landlord has the right to terminate the lease if sales for any full lease year do not equal or exceed $1,500,000. The IMAX Simulator Theater opened during December 1997 and the Company has not experienced any decreases in its revenues as of March 21, 1998. However, there can be no assurances that revenues at the Las Vegas Facility will not decrease in the future below $1,500,000 annually and that the landlord will not terminate the lease.

    On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent. The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Company. The lender has first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Company other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of December 31, 1997, $22,144 remains unpaid on this loan.

    As discussed in Note 5 to the consolidated financial statements, during the quarter ended September 30, 1996, the Company obtained loans aggregating $437,500 bearing interest at 15% per annum paid monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing. These loans are secured by certain equipment owned by the Company and by the net cash flow of the Las Vegas Facility. In connection with obtaining these loans, the Company issued 437,500 shares of the Company's common stock to the lenders. In connection with the issuance of the shares to the lenders, the Company recognized $250,469 in financing costs which is deferred and is amortized as interest expense over the life of these loans. During the fourth quarter of 1996, some of lenders elected to convert $100,000 of the above notes to common stock at the then fair market value of $.40 per share. Accordingly, the Company issued 250,000 additional shares relating to the conversion of these notes. As of December 31, 1997, all remaining notes and accrued interest have been paid.

    On December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender") structured as a sale leaseback transaction of certain equipment owed by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 to be paid over a four year term at $40,903 per month with a balloon payment of $157,503. The loan bears interest at an annual rate of 15.7%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. As of March 21, 1998, the Company has issued 444,285 shares of the Company's common stock to various vendors and 250,000 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $2.00 per share, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $.41 per share representing approximately 110% of the market value at the closing date of the financing.

    During April 1997, the Company obtained a $50,000 loan from a related party bearing interest at 18% per annum with both principal and interest due in six months. In connection with obtaining this loan, the Company issued 25,000 warrants at an exercise price of $.28 per share. The note, along with any accrued interest, was fully paid during 1997.

    As of December 31, 1997, the Company had a positive working capital of $367,196. The Company's cash and cash equivalents as of December 31, 1997 were $705,630 as compared to $1,395,978 at December 31, 1996. Accordingly, in order for the Company to continue its operations as presently constituted and to fulfill its business plan described below, the Company must obtain additional working capital either in the form of debt, equity, or a combination thereof. In this connection, the Company has engaged the investment banking firm of L.H. Friend, Weinress, Frankson & Presson, Inc., to serve as the Company's exclusive financial advisor and investment banker. No assurance can be given, however, that the Company will be successful in raising capital. Additionally, the Company has and is continuing to take steps to reduce its expenses without materially impacting its operations.

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

    The Company believes that each new attraction will take approximately four to six months from lease execution to commencement of operations. Total cost of developing new attractions, including construction, fixtures, equipment and start-up costs after completion are estimated to be at least $1,250,000 per two-capsule site. These costs will vary depending on the leased space, the scope of any tenant improvements required to be performed by the Company in connection with leasing a given location and the number of capsules installed, as well as the size and location of the planned attraction. The Company anticipates that three more locations will be added in the next two years. Accordingly, the Company expects to spend approximately at least an additional $3,750,000 on the acquisition and installation of three more locations in the next two years. In addition to the cost of the equipment necessary to establish a new attraction location, the Company expects to add approximately twenty employees per each additional two-capsule location that it owns and operates. However, the Company currently has five capsules in its inventory which are available for installation at future sites which should reduce the capital required to open at least the next two facilities.

    In order to reduce the out-of-pocket costs in the development of attractions, the Company may also explore joint venture arrangements with third parties. The Company and its co-venturer would then split the profits, if any, from the attraction based on their respective contributions to the venture.

SIMULATOR SALES, JOINT VENTURES,  AND RIDE FILM LEASING

    The Company intends to pursue the sale or joint venturing of simulator equipment to property owners and businesses that wish to operate attractions of their own. The sale of simulators to third parties would provide the Company with an additional source of revenues and profits with a lower degree of risk than is associated with owning and operating systems. Additional revenues would be generated from the leasing of the Company's library of ride films to purchasers of the Company's simulators or to operators of already existing simulators. The Company does not intend to sell simulators or license ride films into markets in which it expects to operate its own attractions.

    It is expected that the Company's management will continue to be responsible for the marketing of the Company's simulators and ride films for sale and/or leasing. However, the Company may retain the services of outside or in-house sales representatives to locate potential purchasers of simulators and licensees of ride films.

SEASONALITY OF BUSINESS

    Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The degree of this seasonality varies among attractions depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities to be the highest in June through September (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more effected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the Winter months in Alberta, Canada. Similarly, the Times Square Facility was affected by seasonality during the slower Winter months. As a result, the Company's results of operations at its facilities depends upon sales generated from the peak tourist periods and any significant decrease in sales for such periods could have a material adverse effect upon the Company's operations.

NET OPERATING LOSS CARRY FORWARD

    As of December 31, 1997, for federal income tax purposes, the Company has approximately $5,264,000 in net operating loss carry forwards expiring through 2012. The net operating loss carry forwards result in deferred tax assets of approximately $1,790,000. Due to management not being able to conclude that it is more likely than not that the deferred tax asset will be realized, a 100% valuation allowance has been recorded for the full amount. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that the Company had been undertaking and may currently undertake may restrict the future utilization of the tax loss carry forwards.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

    On March 3, 1997, the FASB issued Statement of Financial Accounting Standard No. 128. Earnings per share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods after December 15, 1997; early adoption is not permitted. The Company adopted this accounting standard and its effects on the financial position, results of operations and earnings per share were immaterial.

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
            --------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------------------------------------------------

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

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

    10.29 First Lease Amendment, dated April 15, 1995, between the
          Company and WFC Ventures L.P.***
    10.30 Lease, dated July 17, 1995 between the Company and West Edmonton
          Mall Property Inc.***
    10.31 Lease, dated August 8, 1995 between the Company and Three Times Square Center Partners, L.P.***
    10.32 Fourth Lease Amendment, dated December 30, 1995, between Forum Developers Limited Partnership and the Company (filed as part of the Registrant's 10-KSB for the year ended December 31, 1995).
    10.33 Form of employment agreement with Toufic Roger Bassil dated April 29, 1997.*****
    10.34 Master Equipment Lease Agreement dated as of December 12, 1996, between the Lender and the Company.****
    10.35 Form of employment agreement with Mitch Francis dated September 1, 1997.******
    10.36 Stipulation and consent judgement between the Company and Three Times Square Center Partners, L.P., dated October 28, 1997.******
    27    Financial Data Schedule
____________________

* Incorporated by reference to Exhibits of Registrant's Registration Statement on Form SB-2, Registration No. 33-80672.
** Incorporated by reference to Exhibits previously filed as part of the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 1995.
*** Incorporated by reference to Exhibits previously filed as part of the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 1995.
**** Incorporated by reference to Exhibits previously filed as part of the Registrant's Form 8-K filed on January, 28, 1997.
***** Incorporated by reference to Exhibits previously filed as part of the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 1997.
****** Incorporated by reference to Exhibits previously filed as part of the Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1997.

(b) REPORTS ON FORM 8-K

    The Company filed a Form 8-K on January 28, 1997, reporting under item 5.

                                             CINEMA RIDE, INC.
                                             AND SUBSIDIARIES


                                      ------------------------------------------

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          Years Ended December 31, 1997 and 1996

                                            CINEMA RIDE, INC. AND SUBSIDIARIES


                                                                      CONTENTS


--------------------------------------------------------------------------------


    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-2


    CONSOLIDATED FINANCIAL STATEMENTS

       Balance sheets                                                   F-3

       Statements of operations                                         F-5

       Statements of stockholders' equity                               F-6

       Statements of cash flows                                         F-7


    SUMMARY OF ACCOUNTING POLICIES                                      F-9


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-15

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Cinema Ride, Inc. and Subsidiaries
Studio City, California


We have audited the accompanying consolidated balance sheets of Cinema Ride, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cinema Ride, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


                                                            BDO SEIDMAN, LLP


Los Angeles, California
February 23, 1998, except for
Note 6 which is as of March 5, 1998


                                                                    CINEMA RIDE, INC. AND SUBSIDIARIES

                                                                                        BALANCE SHEETS

December 31,                                                           1997                      1996
-------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $   705,630              $ 1,395,978
  Inventories                                                           21,614                   45,515
  Prepaid expenses                                                      69,601                   93,330
  Receivable from Times Square landlord (Note 6)                       500,000                        -
  Other receivables                                                        852                    5,311
  Assets to be disposed - short-term (Note 6)                        1,490,915                        -
-------------------------------------------------------------------------------------------------------
Total current assets                                                 2,788,612                1,540,134
-------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT (Notes 5 and 6)
  Office equipment and furniture                                       106,938                  103,050
  Equipment under capital lease                                        139,474                  589,474
  Lease improvements                                                   943,873                2,222,967
  Theater and film equipment                                         2,953,259                3,078,593
  Theater and film equipment available for use                         564,432                  564,432
-------------------------------------------------------------------------------------------------------
                                                                     4,707,976                6,558,516
  Accumulated depreciation                                          (1,226,811)                (846,873)
-------------------------------------------------------------------------------------------------------
                                                                     3,481,165                5,711,643
-------------------------------------------------------------------------------------------------------

FILM LIBRARY
  Film projects under development                                      316,387                  271,872
  Film library, net of accumulated amortization of
     $460,710  and $297,582                                            299,651                  454,783
                                                                       616,038                  726,655
-------------------------------------------------------------------------------------------------------

ASSETS TO BE DISPOSED - LONG-TERM (Note 6)                             161,629                        -
RECEIVABLES FROM OFFICERS (Note 1)                                      47,962                   97,865
CONSULTING AGREEMENT (Note 1)                                           49,420                        -
DEFERRED LEASE COSTS AND OTHER ASSETS                                  283,713                  783,217
-------------------------------------------------------------------------------------------------------
Total assets                                                       $ 7,428,539              $ 8,859,514
=======================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                           CINEMA RIDE, AND SUBSIDIARIES


                                                                                          BALANCE SHEETS
--------------------------------------------------------------------------------------------------------

December 31,                                                              1997                      1996
--------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $      539,006           $     1,342,855
  Accrued interest                                                           -                    50,547
  Current portion of capital lease obligations (Note 4)                 58,641                    53,102
  Notes payable to investors (Note 5)                                        -                   337,500
  Current portion of note payable to lender (Note 5)                   322,286                   275,979
  Notes payable to vendors (Note 5)                                          -                    52,612
  Note payable to bank (Note 5)                                         10,568                     9,310
  Deferred Lease Termination (Note 6)                                1,490,915                         -
--------------------------------------------------------------------------------------------------------
Total current liabilities                                            2,421,416                 2,121,905
--------------------------------------------------------------------------------------------------------
OBLIGATIONS UNDER CAPITAL LEASE (Note 4)                               300,819                   336,548
NOTE PAYABLE TO BANK (Note 5)                                           11,576                    23,370
NOTE PAYABLE TO LENDER (Note 5)                                        894,098                 1,116,384
DEFERRED RENT (Note 9)                                                 137,617                   154,261
--------------------------------------------------------------------------------------------------------
Total liabilities                                                    3,765,526                 3,752,468
COMMITMENTS (Notes 4 and 9)
--------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Notes 7 and 8)
  Preferred stock, $.01 par value, 500,000 shares
     authorized, none issued                                                 -                         -
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 5,802,785 and 5,731,785 shares
     shares issued and outstanding                                      58,028                    57,318
  Additional paid-in capital                                         9,173,191                 9,134,389
  Treasury stock, at cost, 51,786 shares at December 31,
    1997                                                               (29,000)                        -
  Accumulated deficit                                               (5,539,206)               (4,084,661)
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                           3,663,013                 5,107,046
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $    7,428,539           $     8,859,514
========================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------

Years ended December 31,                                              1997                        1996
---------------------------------------------------------------------------------------------------------
REVENUES                                                        $    3,875,295             $    3,310,163
---------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         3,549,266                  3,107,375

IMPAIRMENT LOSS (NOTE 6)                                               275,548                          -

DEPRECIATION AND AMORTIZATION                                        1,051,934                    831,927
---------------------------------------------------------------------------------------------------------

Total expenses                                                       4,876,748                  3,939,302
---------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                      (1,001,453)                  (629,139)

OTHER INCOME (EXPENSE)
  Interest income                                                       12,265                     15,150
  Interest expense                                                    (465,357)                  (246,800)
---------------------------------------------------------------------------------------------------------

NET LOSS                                                        $   (1,454,545)            $     (860,789)
=========================================================================================================

NET LOSS PER COMMON SHARE                                       $         (.25)            $         (.18)
=========================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           5,787,749                  4,765,444
=========================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.




                                                                                            CINEMA RIDE, INC. AND SUBSIDIARIES

                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                             YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------
                                    Common Stock
                                   (Notes 5 and 6)             Additional                         Accumu-            Total
                              -------------------------         Paid-in        Treasury            lated           Stockholders'
                                Shares         Amount           Capital         Stock             Deficit             Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1996         4,570,000     $ 45,700          $ 8,363,638     $    -         $ (3,223,872)        $  5,185,466


Issuance of common stock to
 officer                            30,000          300               15,600          -                    -               15,900

Issuance of common stock
 to lenders                        437,500        4,375              246,094          -                    -              250,469

Conversion of note payable to
 common stocks                     250,000        2,500               97,500          -                    -              100,000

Issuance of common stock for
 services rendered                 444,285        4,443              343,234          -                    -              347,677

Issuance of warrants to lenders
 and brokers                             -            -               68,323          -                    -               68,323

Net loss                                 -            -                    -          -             (860,789)            (860,789)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996       5,731,785       57,318            9,134,389          -           (4,084,661)           5,107,046

Issuance of common stock to
 officer                            50,000          500               18,500          -                    -               19,000

Issuance of common stock
 Employee                            5,000           50                1,850          -                    -                1,900

Repurchase of stock                      -            -                    -    (29,000)                   -              (29,000)

Issuance of common stock for
 services rendered                  16,000          160                  800          -                    -                  960

Issuance of warrants to lenders          -            -                3,000          -                    -                3,000


Issue of warrants to directors           -            -               14,652          -                    -               14,652


Net loss                                 -            -                    -          -           (1,454,545)          (1,454,545)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997       5,802,785     $ 58,028          $ 9,173,191  $ (29,000)        $ (5,539,206)        $  3,663,013
====================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     CINEMA RIDE, INC. AND SUBSIDIARIES

                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH

Years ended December 31,                                                 1997                      1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from operations                                         $   (1,454,545)          $     (860,789)
  Adjustments to reconcile net loss to cash provided by
    operating activities:
     Depreciation and amortization                                      1,051,934                  831,927
     Stock issued for services rendered                                    39,512                   29,400
     Amortization of deferred financing costs                             192,027                  125,187
     Write-off of organization costs                                            -                    9,863
     Loss on sale of assets                                                     -                    7,846
     Receipt from lease termination                                       500,000                        -
     Impairment loss                                                      275,548                        -
     Increase (decrease) in cash due to changes in
       operating assets and liabilities:
       Inventories                                                         23,901                      291
       Prepaid expenses and other assets                                   36,405                   48,037
       Other receivables                                                      (58)                   7,980
       Accounts payable and accrued expenses                             (545,320)                 870,674
       Deferred rent                                                      (16,644)                 154,261
       Accrued interest                                                   (50,547)                  50,547
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  52,213                1,275,224
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of:
     Film production costs                                                (52,515)                 (49,716)
     Capital expenditures                                                 (46,835)              (1,440,244)
     Equipment under capital lease                                              -                  (75,215)
  Proceeds from insurance for equipment                                         -                   33,671
  Deferred lease costs and other assets                                         -                 (342,999)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (99,350)              (1,874,503)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                             150,000                2,471,295
  Payments made on notes payable                                         (739,021)                (608,752)
  Principal payments under capital lease obligation                       (30,190)                 (21,825)
  Payments made from officers                                               5,000                   10,000
  Repurchase of stock                                                     (29,000)                       -
----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                      (643,211)               1,850,718
----------------------------------------------------------------------------------------------------------



                                                                        CINEMA RIDE, INC. AND SUBSIDIARIES

                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH

Years Ended December 31,                                                   1997                   1996
----------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS                              (690,348)               1,251,439

CASH AND CASH EQUIVALENTS, beginning of year                            1,395,978                  144,539
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                 $  705,630              $ 1,395,978
==========================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                               $  253,087              $    53,290
==========================================================================================================
  Non cash financing and investing activities:
     Common stock issued to vendors in exchange for
       services rendered                                               $      960              $    13,500
     Issuance of stock to lenders                                               -                  250,469
     Issuance of common stock and warrants to employees
       and directors                                                       35,552                   15,900
     Increase in capital lease obligation and accounts
       payable for equipment                                                    -                  300,000
     Issuance of common stock for film expenditures                             -                   24,548
     Issuance of common stock for financing costs                               -                   56,250
     Issuance of common stock for capital obligation                            -                   74,785
     Issuance of common stock for leasehold improvements                        -                  158,256
     Issuance of common stock for equipment                                     -                   20,338
     Issuance of warrants to lender                                         3,000                    4,652
     Issuance of warrants to brokers                                            -                   42,846
     Conversion of notes payable to common stock                                -                  100,000
     Conversion of accounts payable to notes payable                       12,394                   52,612

      On October 28, 1997, the Company entered into an agreement with the landlord of the Times Square Facility to terminate the lease. As a result of the termination agreement, the Company recorded a receivable from the landlord of $500,000, wrote-off a deposit of $30,767 and accounts payable of $246,134 and recorded a non-cash deferred lease termination liability of $715,367. The Company also transferred leasehold improvements of $1,652,544 from property and equipment to assets to be disposed (Note 6).

      During 1997, the Company converted $52,021 of receivables from officers into a five year consulting agreement (Note 1).
--------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------------------------
BUSINESS ACTIVITY           Cinema Ride, Inc. (the "Parent") and Subsidiaries (the "Company")
                            was incorporated in Delaware in April 1993.  The Company is in the
                            business of developing and operating rides consisting of motion simulator attractions ("attractions" or "rides") and filmed entertainment ("ride films") that combines projected
                            three-dimensional ("3-D") action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action.
                            The Company opened its first attraction in Las Vegas in October,
                            1994.  The Company's executive offices are located in Studio City,
                            California.

                            During 1995, the Company established a wholly owned subsidiary,
                            Cinema Ride Edmonton, Inc., a Canadian corporation that operates one motion simulator ride Facility located at the West Edmonton Mall in
                            Alberta, Canada.  During the years ended December 31, 1997 and 1996, revenues, losses and identifiable assets for Cinema Ride Edmonton,
                            Inc. were less than 5% of the consolidated amounts, therefore segment information is not disclosed.

                            During 1995, the Company also established a wholly owned subsidiary,
                            Cinema Ride Times Square, Inc., that operates one motion simulator ride Facility consisting of three capsules, located at New York
                            Times Square which commenced operation in September 1996.  On
                            October 28, 1997, the Company entered into an agreement with its landlord to terminate the lease and discontinue operations at New
                            York Times Square (Note 6).

                            All significant intercompany transactions and balances have been eliminated in consolidation.

CONCENTRATION OF            The Company maintains cash balances at various financial
 CREDIT RISK                institutions.  Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation.  At
                            December 31, 1997 and 1996, the Company had uninsured cash and cash equivalents in the amount of $399,379 and $1,101,770.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------------------------
PROPERTY AND                Property and equipment are stated at cost.  Depreciation is provided
 EQUIPMENT                  at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets which range from five to ten years.

FILM PRODUCTION             Film production costs are stated at the lower of amortized cost or
COSTS                       market.  Upon completion, film production costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's  estimate of total gross revenues with such estimates being reviewed at least quarterly.

DEFERRED LEASE COSTS        Deferred lease costs represent amounts paid in connection with the successful negotiation of the Company's leases.  Costs are amortized on a straight-line basis over the term of the lease.

PRE-OPENING COSTS           The Company capitalizes pre-opening costs (primarily rent, salaries and insurance) incurred in connection with potential new locations.
                            These costs are amortized over the twelve months following commencement of operations, or charged to expense when the project is abandoned.  At December 31, 1997 and 1996, unamortized
                            pre-opening costs of $0 and $258,701 are included in other assets.

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

FAIR VALUE OF               The Financial Accounting Standards Board issued SFAS No. 107,
FINANCIAL                   Disclosures about Fair Value of Financial Statements, which is
INSTRUMENTS                 effective December 31, 1995.  This statement requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------------------------
FAIR VALUE OF               The carrying amounts of financial instruments including cash and
FINANCIAL                   cash equivalents, receivable from Times Square landlord, other
INSTRUMENTS                 receivables and accounts payable approximate fair value because of
(CONTINUED)                 their short maturity.

                            The carrying amount of long-term debt approximates fair value because the interest rates on these instruments approximate the rate the Company could borrow at December 31, 1997.

                            The fair value of receivables from officers cannot be determined due to their related party nature.

FOREIGN CURRENCY            Foreign currency denominated assets and liabilities of subsidiaries
TRANSLATION                 with local functional currencies are translated to United States dollars at year-end exchange rates.  The effects of translation are recorded in the cumulative translation component of shareholders'
                            equity.  Such translations in 1997 and 1996 were minimal.

STOCK-BASED                 Statements of Financial Accounting Standards No. 123, "Accounting
COMPENSATION                for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments.  The Company adopted this accounting standard on January 1, 1996.  SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation.  The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board
                            Opinion No. 25, "Accounting for Stock Issued to Employees."
                            Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------------------------
LOSS PER SHARE              On March 3, 1997, the FASB issued Statement of Financial Accounting
                            Standard No. 128.  Earnings per share (SFAS 128).  This
                            pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share.  SFAS 128 provides for the calculation of Basic and
                            Diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share.  This pronouncement is effective for fiscal years and interim periods after December 15, 1997; early adoption is not permitted. The
                            Company has adopted this pronouncement during the fiscal year ended
                            December 31, 1997 and it had no effect on loss per share.

                            For the year ended December 31, 1997, common equivalents
                            representing 913,500 outstanding stock options and 3,176,567 outstanding warrants are not included since their effect would be anti-dilutive.  For the year ended December 31, 1996, common stock equivalents representing 910,000 outstanding stock options and
                            2,800,000 outstanding warrants are not included since their effect would be anti-dilutive.

STATEMENT OF CASH           For purposes of the statement of cash flows, the Company considers
FLOWS                       all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------------------------
SEASONALITY OF              Because of the seasonal nature of tourist traffic, attendance
BUSINESS                    patterns at attractions may vary.  The nature and degree of this seasonality varies among attractions depending on the nature of tourist and local traffic patterns at a given location, as well as, the nature of entertainment alternatives available to audiences.
                            The Company expects that attendance at its facilities will be the highest in June through September (the height of the tourist season)
                            and lowest during January and February.  The West Edmonton Mall
                            Facility is more affected by seasonality as compared to the Las
                            Vegas Facility due to the extreme weather conditions during the winter months in Alberta, Canada.  As a result, the Company's results of operations at its facilities will depend upon sales generated from the peak tourist periods and any significant decrease in sales for such periods could have a material adverse effect upon the Company's operations.

ACCOUNTING ESTIMATES        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                            Actual results could differ from those estimates.

IMPAIRMENT OF               Statement of Financial Accounting Standards No. 121, "Accounting for
LONG-LIVED ASSETS           the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
                            Disposed of" (SFAS No. 121) establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured.  The
                            Company adopted this accounting standard on January 1, 1996 and its effects on the financial position and results of operations were immaterial.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------------------------
NEW ACCOUNTING              Statements of Financial Accounting Standards No. 130, "Reporting
PRONOUNCEMENTS              Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December
                            15, 1997.  Early application is permitted.  SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.
                            The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

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


                                          CINEMA RIDE, INC. AND SUBSIDIARIES

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------

1.     RECEIVABLES FROM         During the year ended December 31, 1995, the Company made loans
       OFFICERS AND             to two of its officers in the amount of $50,000.  The loans
       CONSULTING AGREEMENT     beared interest at a rate of 8% per year and were due on the earlier of June 30, 1998 or six months after the officer ceases to be an employee of the Company.  Principal payments of $5,000 per loan were due on June 30, 1996 and June 30, 1997, with the balance due on June 30, 1998.  Each note was secured by the higher of 40,000 shares or the number of shares equivalent to the unpaid value of the note.

                                On February 1, 1997, the Company's Chief Operating Officer
                                resigned and agreed to be available to the Company on a
                                consulting basis for the period between February 1, 1996 and
                                September 30, 1997.  Additionally, he agreed to be available to the Company on a limited consulting basis for the five years following September 30, 1997 in consideration for the release from one fifth each year of his balance on his loan to the
                                Company and the waiver of accrued and future interest on the unpaid balance.

                                The Company is amortizing the balance of the consulting agreement over the period of the consulting contract.  As such, $51,021 was transferred from receivables from officers to other receivables.
                                The balance of the remaining loan from officer at December 31,
                                1997 is $47,962, which includes $7,962 of accrued interest

2.     MANAGEMENT PLANS         During the years ended December 31, 1997 and 1996, the Company incurred losses of $1,454,595 and $860,789.  The Company has and is continuing to take steps to reduce its expenses without impacting its operations.  Management believes that the existing funds, combined with the Company's ability to generate cash from its operations and through lease or debt financing of the
                                Company's existing equipment, or through equity financing, will be adequate to finance current levels of activity.  Additional funds will be required to finance the opening of additional locations.  There can be no assurance that the Company will be successful in obtaining the necessary funds to finance the opening of any additional locations.


                                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                                  SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------------------------
  3.   INCOME TAXES             The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets as follows:

                                           March 31,                        1997                    1996
                                ----------------------------------------------------------------------------

                                Loss on lease termination                 $    110,219          $          -
                                Net operating loss carryforward              1,947,554             1,511,325
                                ----------------------------------------------------------------------------

                                                                             2,057,773             1,511,325

                                Less valuation allowance                    (2,057,773)           (1,511,325)
                                ----------------------------------------------------------------------------
                                Net deferred tax asset                    $          -          $          -
                                ============================================================================


                                The Company has provided a 100% valuation allowance as they believe that is more likely than not that they will not realize the deferred tax assets. As of December 31, 1997, for federal income tax purposes, the Company has approximately $5,263,658 in net operating loss carryforwards expiring through 2012. As of December 31, 1997, for State tax purposes, the Company has approximately
                                $2,631,829 in net operating loss carryforwards expiring through 2012.

4.     OBLIGATION UNDER         Minimum future lease payments under
       CAPITAL LEASE            capital lease obligations are as follows:

                                                                                               Amount
                                 December 31,
                                 ---------------------------------------------------------------------------
                                    1998                                                        $ 113,064
                                    1999                                                          113,064
                                    2000                                                          113,064
                                    2001                                                          108,545
                                    Thereafter                                                     61,268
                                ----------------------------------------------------------------------------
                                                                                                  509,005

                                Amount representing interest                                     (149,545)
                                ----------------------------------------------------------------------------

                                Present value of minimum lease payments                         $ 359,460
                                ----------------------------------------------------------------------------


                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------

5.     NOTES PAYABLE            NOTE PAYABLE TO BANK

                                On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent (total interest is 6.5% at December 31, 1997).
                                The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Parent.  The lender has first security interest in the equipment and improvements located at the West Edmonton Facility.
                                The loan also restricts transfer of funds to the Parent other than amounts in excess of cash flow.  The loan may be prepaid at any time without any penalties.  As of December 31, 1997 and
                                1996, $22,144 and $32,680 remained unpaid on this loan.

                                LOAN PAYABLE TO UNAFFILIATED PARTY

                                On June 17, 1996, the Company obtained a loan for $600,000 from an unaffiliated party.  The loan was due in sixty days bearing interest at 2% per month compounded monthly.  In connection with obtaining the loan, the Company agreed to pay the lender a 2 point fee ($12,000), and issue 50,000 warrants to purchase the
                                Company's common stock at the then fair market value.  The
                                Company repaid this loan during the quarter ended September 30,
                                1996.  As of December 31, 1996, all accrued interest relating to this note has been paid.  In connection with the Company's issuance of warrants to this lender, the Company recognized, based on a valuation of these warrants, $20,825 as an additional interest expense during 1996.

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


                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------
5.     NOTES PAYABLE            NOTES PAYABLE TO INVESTORS (CONTINUED)
       (CONTINUED)
                                shares of the Company's common stock to the lenders at the then fair value of $.58 per share.  In connection with the issuance of the shares to the lenders the Company recognized $250,469 in financing costs which is deferred and is amortized as interest expense over the life of these loans.  During the fourth quarter of 1996, some of the lenders elected to convert $100,000 of the above notes to common stock at the then fair market value of $.40 per share.  Accordingly, the Company issued 250,000 additional shares relating to the conversion of these notes.  During January
                                1997, the Company repaid the remaining $337,500 balance of the notes.  As such, the Company wrote off, in January 1997, the remaining unamortized portion of the deferred financing costs relating to these notes as interest expense.

                                NOTE PAYABLE TO LENDER

                                On December 31, 1996, the Company closed a financing agreement
                                (the "Financing Agreement") with Finova Technology Finance, Inc.
                                (The "Lender") structured as a sale leaseback transaction of certain equipment owned by the Company.  Based on the substance of this transaction, the Financing Agreement was accounted for as a note payable for financial reporting purposes.  The gross loan amount was for $1,575,027 to be paid over a four year term at
                                $40,903 per month with a balloon payment of $157,503.  The loan bears  interest at an annual rate of 15.7%.  The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the
                                financing, the Lender required the Company to raise a minimum of
                                $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities.  The balance of the loan at December 31, 1997 was $1,216,384 and the Lender held back $82,664 representing the first and last payments of the financing agreement.  The Company issued 444,285 shares of the
                                Company's


                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------
5.     NOTES PAYABLE            NOTE PAYABLE TO LENDER (CONTINUED)
       (CONTINUED)
                                common stock to various vendors and 250,000 shares to existing note holders in lieu of amounts owed by the Company, enabling the
                                Company to meet the lender's requirement.  The Company also issued 100,000 warrants to the lender at an exercise price of
                                $2.00 per share, and an aggregate of 265,643 warrants to the brokers at an exercise price of $.41 per share representing approximately 110% of the market value at the closing date of the financing.  In connection with the issuance of the warrants to the lender and brokers, the Company recognized, based on a valuation of these warrants, $47,498 as deferred financing costs which will be amortized over the life of the loan.

                                NOTES PAYABLE TO VENDORS

                                As a part of the requirements to obtain the Financing Agreement above during 1996, the Company converted a total of $64,965 of accounts to vendors into unsecured subordinated notes payable bearing interest at 8%.  Principal payments on the notes were to be made at 20% increments on April 30, 1997 and July 31, 1997 with the remaining 60% due on September 30, 1997.  As of December
                                31, 1997, these loans were paid in full.

                                NOTE PAYABLE TO RELATED PARTY

                                During April 1997, the Company obtained a $50,000 loan from a related party bearing interest payable monthly at 18% per annum with principal due in six months.  The Company paid this loan in full as of December 31, 1997.  In connection with obtaining this loan, the Company issued 25,000 warrants at an exercise price of
                                $.28 per share.  The warrants were valued at $3,000 and were charged to interest expense during 1997.


                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------
  5.   NOTES PAYABLE            Minimum future payments under notes payable are as follows:
       (CONTINUED)

                                December 31,                                          Amount
                                --------------------------------------------------------------
                                    1998                                          $    332,854
                                    1999                                               390,737
                                    2000                                               514,937
                                ---------------------------------------------------------------
                                                                                  $  1,238,528
                                ==============================================================

6.     TIMES SQUARE LEASE       The Company entered into an agreement dated October 28, 1997 with
       TERMINATION              the landlord of the Times Square Facility to terminate the lease due to the intended demolition of the existing building where the facility is located.  The agreement, among other things, requires the Company to vacate the premises by February 28, 1998 and waive the security deposit previously made to the landlord.  In
                                consideration, the landlord 1) paid the Company $500,000 upon the execution of the agreement, 2) agreed to a rent concession for the period from April 1997 through October 1997, 3) waived its right for all future rents following execution of the agreement to include the months of November 1997 through February 1998, and
                                4) paid the Company an additional $500,000 upon the timely delivery of possession of the premises to the landlord on or before February 28, 1998.  The Company informed the Landlord on
                                February 26, 1998 that the Company had vacated the premises and the remaining $500,000 payment was received on March 5, 1998.

                                As a result of the termination agreement, the Company recorded a loss of $275,548 related to the impairment of signage, equipment and moving costs.  The Company received $500,000 upon the
                                execution of the agreement and recorded a receivable of $500,000 for the remaining amount due.  A deferred liability of $1,490,915 was recorded in connection with the agreement and $1,652,544 of net leasehold improvements and equipment are included as assets to be disposed of.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------
7.     CAPITAL STOCK            Holders of the common stock purchased in previous private
       TRANSACTIONS             placements in 1993 and 1994 received certain demand and piggyback registration rights as a result of the initial public offering of the common stock (see below).  The Company has also granted certain "piggyback" registration rights for a period of five years after the closing date of a public offering of the
                                Company's common stock, in the event of any subsequent public offering of the Company's securities, with respect to the common stock purchased in the private placement.

                                In September 1994, the Company completed an initial public stock offering of 1,200,000 shares of common stock, with a par value of
                                $.01 per share, at a price of $5 per share  and 2,000,000
                                warrants, at a price of $.25 per warrant.  Each warrant entitles the holder thereof, upon exercise, to purchase one share of common stock at a price of $6.00 per share, subject to
                                adjustments, exercisable for a period of forty eight months, commencing twelve months from the date of the offering.  The warrants are subject to redemption by the Company, at any time, commencing eighteen months following the date of issuance, subject to earlier redemption at a price of $.25 per warrant if the average closing bid price for the common stock equals or exceeds $7.00 per share for any 20 trading days ending on the fifth day prior to the date of the notice of redemption.  In
                                November 1994, the underwriter in the Company's initial public offering exercised it option to purchase 180,000 shares of Common
                                Stock and 300,000 Redeemable Warrants at the initial public offering prices of such securities in order to meet
                                over-allotments in connection with the initial public offerings.

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

                                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                                                  SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------------------------
  7.   CAPITAL STOCK            During January 1997, and in accordance with the warrant
       TRANSACTIONS             agreements, the Company, repriced the exercise price of the
       (CONTINUED)              warrants issued in connection with its Initial Public Offering.
                                The Company also issued additional warrants as required by the warrant agreements as follows:

                                                                      Original      Adjusted       Original       Additional
                                                                      Exercise      Exercise       Warrants        Warrants
                                                                       Price         Price          Issued          Issued
                                ----------------------------------------------------------------------------------------------
                                Private Placement Warrants            $ 5.00        $ 4.16         500,000          101,519

                                Public Warrants                       $ 6.00        $ 4.97       2,000,000          415,656

                                Underwriters Warrants                 $ 5.00        $ 4.16         300,000           60,911
                                ----------------------------------------------------------------------------------------------


                                During the year ended December 31, 1997, the Private Placement
                                Warrants outstanding of 601,519 were canceled.

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

                                During the years ended December 31, 1997 and 1996, the Company issued 16,000 and 444,285 shares of common stock at the then fair market values to vendors in exchange for services in the amount of $960 and $347,677, respectively.

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

                                During April 1997, the Company repurchased 51,786 shares of the
                                Company's common stock previously issued to one of its vendors for $29,000.

                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------
8.     STOCK OPTION PLANS       EMPLOYEE STOCK OPTION PLAN
       AND WARRANTS
       ISSUED TO EMPLOYEES      The Company adopted a Stock Option Plan (the "Plan") for
                                officers, employees, directors and consultants of the Company or its subsidiaries, if any, subject to ratification by the
                                Company's stockholders.  The Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 900,000 shares of the
                                Company's common stock.  The Plan provides that options granted will generally be exercisable at any time during a ten year period (five years for a stockholder owning in excess of 10% of the Company's common stock).  The exercise price for
                                non-qualified stock options shall not be less than the par value of the Company's common stock.  The exercise price for incentive stock options shall not be less than 100% of the fair market of the Company's common stock on the date of grant (110% of the fair market value of the Company's common stock on the date of grant for a stockholder owning in excess of 10% of the Company's common stock).

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

                                                             CINEMA RIDE, INC. AND SUBSIDIARIES

                                                                 SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------------------------
  8.   STOCK OPTION PLANS        OPTION AND WARRANT ACTIVITY
       AND WARRANTS
       ISSUED TO EMPLOYEES       On December 31, 1996, the Company's Board of Directors agreed on
       (CONTINUED)               repricing the exercise price of options already issued under both the Company's Stock Option Plan and Directors' Plan to the then current market value.

                                 Option activity during the years ended December 31, 1997 and 1996 is as follows:

                                                                                        Stock              Weighted
                                                                                       Options           Average Price
                                 --------------------------------------------------------------------------------------

                                 Balance outstanding, January 1, 1996            $     478,500                $ 1.57
                                 Options canceled                                         (500)                 1.66
                                 Options granted                                        40,000                  0.88
                                 Options granted                                        50,000                  0.53
                                 Options granted                                       241,500                  1.03
                                 Options granted                                       100,500                  0.94
                                 Options canceled                                     (910,000)                 1.17
                                 Options re-issued                                     910,000                  0.38
                                 --------------------------------------------------------------------------------------
                                 Balance outstanding, December 31, 1996                910,000                  0.38
                                 Options canceled                                     (226,500                  0.38
                                 Options granted                                       230,000                  0.24
                                 ======================================================================================
                                 Balance outstanding, December 31, 1997                913,500                $ 0.34
                                 ======================================================================================
                                 Option exercisable:
                                   December 31, 1997                                   331,333                $ 0.38
                                   December 31, 1996                                   292,667                $ 0.38
                                 ======================================================================================

                     Information relating to stock options at December 31, 1997 summarized by exercise price are as follows:

                                                                        Outstanding                               Exercisable
                                                       ---------------------------------------------    ----------------------------
                                                                          Weighted Average
                                Exercise Price                     ---------------------------------                Weighted Average
                                   Per Share           Shares       Life (Year)       Exercise Price     Shares       Exercise Price
                                ----------------------------------------------------------------------------------------------------
                                    $ 0.38            683,000           8.8               $ 0.38          331,500        $ 0.38

                                      0.24            220,000          10.0                 0.24                -             -

                                      0.22             10,000          10.0                 0.22                -             -
                                ----------------------------------------------------------------------------------------------------
                                    $ 0.22 - $0.38    913,500           9.2               $ 0.34          331,500        $  0.38
                                ----------------------------------------------------------------------------------------------------

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8.    STOCK OPTION PlANS      Warrants to employees activity during the years ended
      AND WARRANTS            December 31, 1997 and 1996 is as follows:
      ISSUED TO EMPLOYEES
      (CONTINUED)

                                                                                               Warrants            Weighted
                                                                                                  to               Average
                                                                                               Employees            Price
                                --------------------------------------------------------------------------------------------
                                Balance outstanding, December 31, 1996                                  -          $      -
                                Warrants granted                                                  400,000               0.24
                                --------------------------------------------------------------------------------------------

                                Balance outstanding, December 31, 1997                            400,000              $0.24
                                --------------------------------------------------------------------------------------------

                                There are no warrants issued to employees exercisable at
                                December 31, 1997.

                                Information relating to warrants issued to employees at
                                December 31, 1997 summarized by exercise price are as follows:

                                                                                          Outstanding
                                                                  ----------------------------------------------------------
                                                                                                Weighted Average
                                   Exercise Price                                -------------------------------------------
                                     Per Share                    Shares         Life (Year)            Exercise Price
                                --------------------------------------------------------------------------------------------
                                      $ 0.25                     300,000             5.0                      $ 0.25
                                        0.19                     100,000             7.0                        0.19
                                --------------------------------------------------------------------------------------------

                                   $0.19 - 40.25                 400,000             5.5                      $ 0.24
                                --------------------------------------------------------------------------------------------
                                All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial
                                statements.  Had compensation cost for stock-based compensation

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  8.   STOCK OPTION PLANS       been determined based on the fair value at the grant dates
       AND WARRANTS             consistent with the method of SFAS 123, the Company's net income
       ISSUED TO EMPLOYEES      and earnings per share for the years ended December 31, 1997 and
       (CONTINUED)              1996 would have been reduced to the pro forma amounts presented below:

                                December 31,                                  1997            1996
                                --------------------------------------------------------------------
                                Net loss
                                  As reported                           $  (1,454,545)      (860,789)
                                  Pro forma                             $  (1,509,448)      (924,564)

                                Loss per share
                                  As reported                           $        (.25)         (0.18)
                                  Pro forma                             $        (.2)          (0.19)
                                --------------------------------------------------------------------
                                The fair value of option and warrants grants is estimated on the date of grants utilizing the Black-Scholes option-pricing with the following weighted average assumptions for 1997 and 1996, expected life of 7.1 years and 8.9 years:  expected volatility of
                                40% and 42%, risk-free interest rates of 8.5% and 6.15%, and a 0%
                                dividend yield.  The weighted average fair value at date of grant for options granted during 1997 and 1996 approximated $0.13 and
                                $0.23 per option.

9.     COMMITMENTS              The Company leases office space for its corporate headquarters in
                                Studio City, California.  Additionally, the Company leases retail space for its attractions in Las Vegas, Nevada, Edmonton, Canada and New York, New York (Note 6).

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

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.     COMMITMENTS              December 31, 1997 was $137,617 which also includes deferred rent
       (CONTINUED)              on the corporate office lease.  In addition, the lease amendment requires the Landlord to install at the Landlord's cost, within six months, new signage that is acceptable to the Company and to take possession of the original sign.  The Company will still be responsible for paying off the remaining obligation at that time.

                                Subsequent to year end, the Company reached an agreement with the
                                Lessor of the New York Times Square sign whereby both parties agreed to terminate the lease and for the Company to purchase the sign for $100,000 in cash.  In return, the Lessor agreed to return 93,482 shares of the Company's common stock, which were previously issued to the Lessor during December 1996, to the
                                Company.

                                Minimum future rental payments for each of the next five years and thereafter is as follows:

                                Year ending                                           Annual
                                December 31,                                           Rent
                                -------------------------------------------------------------------
                                  1998                                            $    491,090
                                  1999                                                 492,920
                                  2000                                                 440,643
                                  2001                                                 380,988
                                  Thereafter                                           984,219
                                ------------------------------------------------------------------
                                                                                  $  2,789,860
                                ==================================================================

                                Rent expense for the years ended December 31, 1997 and 1996 was
                                $807,555 and $632,726.

                                During the quarter ended September 30, 1997, the Company entered into a three year employment agreement with its Chief Executive
                                Officer.  The agreement provides for a base annual salary of
                                $195,000, annual increases of 8%, annual bonuses based on 6% of the Company's annual earnings before interest, taxes,
                                depreciation and amortization in excess of $500,000, and issuance of 300,000 options exercisable at $0.25 per share vesting equally


                                              CINEMA RIDE, INC. AND SUBSIDIARIES

                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------
  9.   COMMITMENTS              over the next three years.  The agreement also approves the
       (CONTINUED)              granting of additional performance options based on various occurrences such as the opening of new locations, obtaining additional funds, and attaining and maintaining certain market price for the Company's common stock.

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

 10.   SUBSEQUENT               In January 1998, the Company made a loan of $35,000 to its Chief
       EVENTS                   Executive Officer.  The loan bears interest at a rate of 8.5% per year and principal and interest are due at the earlier of (1)
                                June 30, 2001 or (2) six months after the officer ceases to be an employee.  This loan is secured by shares equivalent to the unpaid value of the note.

                                Subsequent to year ended December 31, 1997, the Company issued its Chief Financial Officer 51,787 shares of the Company's common stock at the then fair market value of $0.09 per share.  The
                                Company recorded the then fair market value of the shares as additional compensation to the officer.

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



SIGNATURE                                                      DATE
---------                                                      ----

/s/ MITCH FRANCIS                                         March 19, 1998
----------------------
Mitch Francis
Chairman of the Board, President, Chief Executive
Officer and Director (principal executive officer)

/s/ TOUFIC R. BASSIL                                      March 19, 1998
----------------------
Toufic R. Bassil
Chief Financial Officer, Secretary and Treasurer
(principal financial officer, principal accounting
officer).

/s/ BENJAMIN  FRANKEL                                     March 19, 1998
----------------------
Benjamin Frankel
Director

/s/ NORMAN FEIRSTEIN                                      March 19, 1998
-----------------------
Norman Feirstein
Director


                                 EXHIBIT INDEX


  EXHIBIT                                                                    SEQUENTIAL
  NUMBER        DESCRIPTION                                                  PAGE NUMBER
  ------        -----------                                                  -----------
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

    10.10       Agreement, dated December 15, 1993, between the Company and Computer 3-D,
                Inc.*
    10.11       Agreement, dated December 28, 1993, among the Company and Boyington Film
                Productions, Inc. and Peter Shillingford*
    10.12       Agreement, dated January 12, 1994, between the Company and Topix Computer
                Graphics and Animation*
    10.13       Agreement, dated December 21, 1993, between the Company and Multi-
                Dimensional Media Services, Inc.*
    10.14       Contract, dated January 3, 1994, between the Company and McFadden Systems,
                Inc.*
    10.15       Letter Agreement, dated April 30, 1993, between the Company and Jack
                Hollander & Associates, Inc.*
    10.16       Standard Office Lease -- Gross, dated as of March 29, 1993, between the Company and Ventura Place Associates*
    10.17       Lease, dated July 2, 1993, between Forum Developers Limited Partnership and the Company*
    10.18       Third Lease Amendment, dated July 27, 1994, between Forum Developers
                Limited Partnership and the Company*
    10.19       Equipment Purchase and Ride Film Rental Agreement, dated August 8, 1994, between the Company and Nickelodeon Theater Co., Inc.*
    10.22       Form of Financial Advisory and Consulting Agreement between the Company and the Underwriter*
    10.23       Form of Indemnification Agreement between the Company and the Underwriter*
    10.24       Cancellation Agreement relating to certain shares of Common Stock*
    10.25       Contract, dated December 10, 1994, between the Company and McFadden
                Systems, Inc.*
    10.26       Form of Promissory Note and Security Agreement (stock pledge)
                of Mr. Mitch Francis dated July 5, 1995.***
    10.27       Form of Promissory Note and Security Agreement (stock pledge)
                of Mr. Gary Packman dated July 5, 1995.***


    10.28       Standard Office Lease -- Gross, dated March 21, 1995, between the
                Company and AC Ventures L.P.***
    10.29       First Lease Amendment, dated April 15, 1995, between the
                Company and AC Ventures L.P.***
    10.30       Lease, dated July 17, 1995 between the Company and West Edmonton
                Mall Property Inc.***
    10.31       Lease, dated August 8, 1995 between the Company and Three Times
                Square Center Partners, L.P.***
    10.32       Fourth Lease Amendment, dated December 30, 1995, between Forum Developers
                Limited Partnership and the Company (filed as part of Registrant's 10-KSB for the year ended December 31, 1995).
    10.33       Form of employment agreement with Toufic Roger Bassil dated April 29, 1997.*****
    10.34       Master Equipment Lease Agreement dated as of December 12, 1996, between the Lender and the Company.****
    10.35       Form of employment agreement with Mitch Francis dated September 1, 1997.******
    10.36       Stipulation and consent judgement between the Company and Three Times
                Square Center Partners, L.P., dated October 28, 1997.******
    27          Financial Data Schedule

____________________
* Incorporated by reference to Exhibits of Registrant's Registration Statement on Form SB-2, Registration No. 33-80672.
** Incorporated by reference to Exhibits previously filed as part of the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 1995.
*** Incorporated by reference to Exhibits previously filed as part of the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 1995.
**** Incorporated by reference to Exhibits previously filed as part of the Registrant's Form 8-K filed on January, 28, 1997.
***** Incorporated by reference to Exhibits previously filed as part of the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 1997.
****** Incorporated by reference to Exhibits previously filed as part of the Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1997.