Form 10QSB
period 1998-03-31
CINEMA RIDE INC
filed 1998-05-13
CIK 925956

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-QSB


      (MARK ONE)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         12001 VENTURA PLACE, SUITE 340, STUDIO CITY, CALIFORNIA 91604
                    (Address of principal executive offices)


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
                                     Yes      No   X
                                         ---      ---

As of May 11, 1998, there were 5,854,572 outstanding shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format:   Yes      No   X
                                                     ---      ---

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                             FOR THE QUARTER ENDED
                                MARCH 31,  1998
                   ==========================================



PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                 Balance Sheets as of March 31, 1998 and as of December 31, 1997.               3

                 Statements of Operations for the three months ended March 31,
                 1998 and March 31, 1997.                                                       5

                 Statements of Cash Flows for the three months ended March 31,
                 1998 and March 31, 1997.                                                       6

                 Summary of Accounting Policies                                                 8

                 Notes to Financial Statements.                                                10

Item 2.          Management's Discussion and Analysis or Plan of Operation                     12

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                             16

Item 5.          Other Information                                                             16

Item 6.          Exhibits and Reports on Form 8-K                                              16

                 Signatures                                                                    17


                        PART I - FINANCIAL INFORMATION
                        ITEM 1 -  FINANCIAL STATEMENTS

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998, AND DECEMBER 31, 1997
                   ========================================



                                     ASSETS

                                                        March 31,       December 31,
                                                         1998              1997
                                                     --------------    -------------
                                                       (unaudited)        (audited)
Current assets:
    Cash                                               $  718,230       $  705,630
    Inventories                                            14,925           21,614
    Prepaid Expenses                                       48,152           69,601
    Receivable from Times Square Landlord (Note 1)              -          500,000
    Assets to be disposed - short-term (Note 1)                 -        1,490,915
    Other Receivables                                      18,874              852
                                                       ----------       ----------

Total current assets                                      800,181        2,788,612
                                                       ----------       ----------

Property and equipment:
    Office Equipment and furniture                        105,131          106,938
    Equipment under capital lease                         139,474          139,474
    Leasehold improvements                                942,921          943,873
    Theater and film equipment                          1,642,391        2,953,259
    Theater and film equipment available for use        1,767,480          564,432
                                                       ----------       ----------

                                                        4,597,397        4,707,976
    Less accumulated depreciation and
      amortization                                     (1,128,137)      (1,226,811)
                                                       ----------       ----------
Total property and equipment (net)                      3,469,260        3,481,165


Film library:
    Film projects under development                             -          316,387
    Film library, net of accumulated amortization
      of $502,246 and $460,714.                           582,056          299,651
                                                       ----------       ----------

Total film library, net                                   582,056          616,038
                                                       ----------       ----------

Assets to be disposed - long-term (Note 1)                      -          161,629
Receivable from officers (Note 5)                          84,418           47,962
Consulting agreement (Note 5)                              46,819           49,420
Deferred lease costs and other assets (net)               184,390          283,713
                                                       ----------       ----------

Total assets                                           $5,167,124       $7,428,539
                                                       ==========       ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                     MARCH 31, 1998, AND DECEMBER 31, 1997
                   ==========================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               March 31,     December 31,
                                                                  1998           1997
                                                              ------------   -------------
                                                              (unaudited)      (audited)
Current liabilities:
    Accounts payable and accrued expenses                     $   320,933     $   539,006
    Current portion of capital lease obligation (Note 4)           16,698          58,641
    Current portion of notes payable to lender (Note 2)           335,127         322,286
    Deferred Lease Termination (Note 1)                                 -       1,490,915
    Note payable to bank (Note 2)                                  10,879          10,568
                                                              -----------     -----------
Total current liabilities                                         683,637       2,421,416
                                                              -----------     -----------

    Obligation under capital lease (Note 4)                        77,544         300,819
    Note payable to bank (Note 2)                                   8,056          11,576
    Note payable to lender (Note 2)                               805,338         894,098
    Deferred rent                                                 126,520         137,617
                                                              -----------     -----------
Total long term liabilities                                     1,017,458       1,344,110

Total liabilities                                               1,701,095       3,765,526

Commitments and contingency (Note 2)

Stockholders' equity
    Preferred stock, $.01 par value, 500,000
      shares authorized, none issued                                    -               -
    Common stock, $.01 par value, 20,000,000
      shares authorized, 5,854,572 and 5,802,785
      shares issued and outstanding                                58,546          58,028
    Additional paid-in-capital                                  9,175,780       9,173,191
    Treasury Stock, at cost, 51,786 and 51,786 shares at
      March 31, 1998 and December 31, 1997 respectively           (29,000)        (29,000)
    Accumulated deficit                                        (5,739,297)     (5,539,206)
                                                              -----------     -----------

Total stockholders' equity                                      3,466,029       3,663,013
                                                              -----------     -----------

Total liabilities and stockholders' equity                    $ 5,167,124     $ 7,428,539
                                                              ===========     ===========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998, AND MARCH 31, 1997
         =============================================================

                                  (UNAUDITED)


                                                  Three Months    Three Months
                                                      Ended           Ended
                                                    March 31,       March 31,
                                                      1998            1997
                                                  -------------   -------------
Revenues                                            $  623,064      $  869,795

Selling, general and administrative expenses           653,934         949,812
Depreciation and amortization                          171,204         330,997
                                                    ----------      ----------

Total expenses                                         825,138       1,280,809
                                                    ----------      ----------

Loss from operations                                  (202,074)       (411,014)
                                                    ----------      ----------

Other income (expense)
    Other Income                                        56,413               -
    Interest expense                                  ( 67,054)       (226,486)
    Interest income                                      7,294           2,679
                                                    ----------      ----------
Net loss                                            $ (205,421)     $ (634,821)
                                                    ----------      ----------

Net loss per common share                               $(0.04)         $(0.11)
                                                    ==========      ==========

Weighted Average common shares outstanding           5,837,310       5,786,785
                                                    ==========      ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1998 & MARCH 31, 1997
               ==================================================

                                  (UNAUDITED)


                                                     Three Months    Three Months
                                                        Ended           Ended
                                                       March 31,       March 31,
                                                         1998           1997
                                                     -----------    -------------

Cash flows from operating activities:
    Net loss                                           $(205,421)    $(634,821)
    Adjustments to reconcile net loss to net
           cash used in operating activities:
    Depreciation and amortization                        171,204       330,997
    Stock issued for services rendered                     3,107        20,900
    Non cash compensation                                      -         3,696
    Issuance of warrants for services rendered                 -             -
    Amortization of deferred financing costs              10,730       153,868
    Amortization of consulting agreement                   2,601             -
    Exchange Loss                                         20,246             -
    Settlement with vendors                              (56,413)            -
Increase (decrease) from changes in:
    Inventory                                              6,689         1,263
    Prepaid expenses                                      21,449        32,920
    Other receivables                                    (19,478)          409
    Proceeds from Times Square landlord                  500,000             -
    Accounts payable and accrued expenses               (209,339)     (827,004)
    Deferred rent                                        (11,097)       (4,161)
                                                       ---------     ---------

Net cash provided by (used in) operating activities      234,278      (921,933)
                                                       ---------     ---------

Cash flows from investing activities:
 Acquisition of:
    Capital expenditures                                       -        (2,428)
    Film production costs                                 (7,550)      (31,876)
Deferred lease costs and other assets                          -       (17,799)
                                                       ---------     ---------

Net cash used in investing activities                     (7,550)      (52,103)
                                                       ---------     ---------

Cash flows from financing activities:
    Loans made to officer                                (35,000)            -
    Proceeds from notes payable                                -       100,000
    Payments made on notes payable                       (79,128)     (404,673)
    Principal payments under capital lease obligation   (100,000)      (12,477)
                                                       ---------     ---------

Net cash used in financing activities                   (214,128)     (317,150)
                                                       ---------     ---------

Net increase (decrease) in cash                           12,600    (1,291,186)
Cash at beginning of period                              705,630     1,395,978
                                                       ---------     ---------
Cash at end of period                                  $ 718,230     $ 104,792
                                                       =========     =========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1998 & MARCH 31, 1997
               ==================================================

                                  (UNAUDITED)



Supplemental Disclosure of Cash Flow Information

Cash paid for income taxes                            $    800   $    800
                                                      ========   ========

Cash paid during the period for interest              $ 53,167   $ 77,744
                                                      ========   ========

Non cash financing activities:

    Conversion of accounts payable to notes payable         -      12,354


As a result of the termination agreement, the Company recorded a loss of $275,548 during the year ended December 31, 1997 related to the impairment of signage and equipment and moving costs (Note 1). The Company received $500,000 upon the execution of the agreement and recorded a receivable of $500,000 for the remaining amount due. A deferred liability of $1,490,915 was recorded in connection with the agreement and $1,652,544 of net leasehold improvements and equipment are included as assets to be disposed of. The Company informed the Landlord on February 26, 1998 that the Company had vacated the premises. Accordingly, the assets to be disposed off, deferred lease costs and related capital lease obligation were netted against the deferred lease termination liability.

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES
                       THREE MONTHS ENDED MARCH 31, 1998
                       ==================================

Basis of presentation
---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Cinema Ride, Inc. (the "Company") as of March 31, 1998, and December 31, 1997, and the results of its operations and statements of cash flows for each of the three months ended March 31, 1998, and March 31, 1997, in conformity with generally accepted accounting principles applied on a consistent basis. Unless the context otherwise requires, references to the "Company" in this report refer to Cinema Ride, Inc. and its consolidated subsidiaries.

The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto incorporated in reference in the 1997 Annual Report on Form 10-KSB.

Certain reclassifications were made to the financial statements previously reported to conform with current year presentation.

Organization
------------

The Company was incorporated in Delaware in April 1993. The Company is in the business of developing and operating rides consisting of motion simulator attractions which combine projected three-dimensional action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized seating platforms that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of three facilities.
The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall which is located between Caesars Palace Hotel & Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the " West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the " Times Square Facility") commenced operations in September 1996 and was located in Times Square in New York City, New York. The Times Square Facility was closed during January 1998. The Company's executive offices are located in Studio City, California.

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

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES
                       THREE MONTHS ENDED MARCH 31, 1998
                       ==================================
                                  (CONTINUED)


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

Pre-opening Costs
-----------------

The Company capitalizes pre-opening costs incurred in connection with potential new locations. These costs are amortized over the twelve months following commencement of operations, or charged to expense when the project is abandoned. At March 31, 1998 and 1997 unamortized pre-opening costs of $ 0 and $171,144 are included in other assets primarily relating to the Times Square Facility.

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

Loss Per Share
--------------

Loss per share is based on the weighted average number of shares of common stock outstanding during the period. For the quarter ended March 31, 1998, common equivalents representing 1,333,500 outstanding stock options and 3,217,209 outstanding warrants are not included since their effect would be anti-dilutive. For the quarter ended March 31, 1997, common stock equivalents representing 689,500 outstanding stock options and 3,793,728 outstanding warrants are not included since their effect would be anti-dilutive.

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

New Accounting Standards
------------------------

Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Early application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose
financial statements.   The Company adopted this accounting standard on January
1, 1998 and its effects on the financial position, results of operations and earnings per share were immaterial.

Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company adopted this accounting standard on January 1, 1998 and its effects on the financial position, results of operations and earnings per share were immaterial.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  TIMES SQUARE LEASE TERMINATION

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

    As a result of the termination agreement, the Company recorded a loss of $275,548 during the year ended December 31, 1997 related to the impairment of signage and equipment and moving costs. The Company received $500,000 upon the execution of the agreement and recorded a receivable of $500,000 for the remaining amount due. A deferred liability of $1,490,915 was recorded in connection with the agreement and $1,652,544 of net leasehold improvements and equipment are included as assets to be disposed of. The Company informed the Landlord on February 26, 1998 that the Company had vacated the premises and the remaining $500,000 payment was received on March 5, 1998.

NOTE 2 - NOTES PAYABLE

     NOTE PAYABLE TO BANK

     On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent (total interest is 8.5% at March 31, 1998) . The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Company. The lender has a first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Company other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of March 31, 1998 $18,935 remains unpaid on this loan.

     NOTE PAYABLE TO LENDER

     On December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender") structured as a sale leaseback transaction of certain equipment owed by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 to be paid over a four year term at $40,903 per month with a balloon payment of $157,503. The loan bears interest at an annual rate of 15.7%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. As of May 11, 1998, the Company has issued 444,285 shares of the Company's common stock to various vendors and 250,000 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $2.00 per share, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $.41 per share representing approximately 110% of the market value at the closing date of the financing. During the quarter ended March 31, 1997, the Company received the remaining $100,000 of this loan which was held by the Lender pending the Company's meeting all of the Lender's requirements. As of March 31, 1998 $1,140,465 remains unpaid on this loan.

NOTE 3.  STOCK TRANSACTIONS

     During the quarter ended March 31, 1998, the Company issued 51,787 shares to its Chief Financial Officer. The Company recorded the then fair market value of the shares as additional compensation to the officer.

NOTE 4.  CAPITAL LEASE OBLIGATION

     Certain disputes have arisen with respect to the obligation to the lessor of the sign at the Las Vegas Facility, and, commencing with the lease payment for the month of April 1997, the Company has withheld making payments. During March 1998, the Company reached an agreement with the lessor of the sign to amend the lease agreement to extend the term of the lease by eleven months with the first payment becoming due on March 1, 1998.

     During the quarter ended June 30, 1996, the Company entered into a lease agreement for a sign to be installed at the Times Square Facility. The lease term was for sixty months commencing the first month following installation of the sign. Certain disputes have arisen with respect to the obligation to the lessor of the sign, and, commencing with the lease payment for the month of April 1997, the Company has withheld making payments. During March 1998, the Company reached an agreement with the lessor of the sign whereby both parties agreed to terminate the lease and for the Company to purchase the sign for $100,000 in cash. In return, the lessor agreed to return to the Company 93,482 shares of the Company's common stock, which were previously issued to the lessor during December 1996.

NOTE 5.  RECEIVABLE FROM OFFICERS AND CONSULTING AGREEMENT

     During the year ended December 31, 1995, the Company made loans to two of its officers in the amount of $50,000. The loans bear interest at a rate of 8% per year and were due on the earlier of June 30, 1998 or six months after the officer ceases to be an employee of the Company. Principal payments of $5,000 per loan were due on June 30, 1996 and June 30, 1997, with the balance due on June 30, 1998. Each note was secured by the higher of 40,000 shares or the number of shares equivalent to the unpaid value of the note.

     On February 1, 1997, the Company's Chief Operating Officer resigned and agreed to be available to the Company on a consulting basis for the period between February 1, 1996 and September 30, 1997. Additionally, he agreed to be available to the Company on a limited consulting basis for the five years following September 30, 1997 in consideration for the release from one fifth each year of his balance on his loan to the Company and the waiver of accrued and future interest on the unpaid balance. The Company is amortizing the balance of the consulting agreement over the period of the consulting contract. As such, $51,021 was transferred from receivables from officers and is classified as consulting agreement.

     In January 1998, the Company made a loan of $35,000 to its Chief Executive Officer. The loan bears interest at a rate of 8.5% per year and principal and interest are due at the earlier of (1) June 30, 2001 or (2) six months after the officer ceases to be an employee. This loan is secured by shares equivalent to the unpaid value of the note. The balance of the remaining loan from officer at March 31, 1998 is $49,418, which includes $9,418 of accrued interest

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ------------------------------------------------------------

     Although the Company was formed in April 1993, operations of the Company did not commence until October 1994 when the Las Vegas Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility and the Times Square Facility, in August 1995 and September 1996 respectively. The Company closed the Times Square Facility in January 1998 and vacated the Facility on February 26, 1998.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED MARCH 31, 1998 VS. QUARTER ENDED MARCH 31, 1997:

     Revenues decreased by 28% or $246,731 from $869,795 in 1997 to $623,064 in 1998. The decrease is mainly due to a decrease of $277,666 in revenues from the Times Square Facility which was closed in January 1998. This decrease was partially offset by an increase in revenues at the West Edmonton Mall Facility by 62% or approximately $25,000 from approximately $41,000 in 1997 to approximately $66,000 in 1998.

     Selling, general and administrative expenses decreased by 31% or $295,878 from $949,812 in 1997 to $653,934 in 1998. This decrease is mainly due to 1) a decrease of approximately $254,000 in expenses from the Times Square Facility which was closed in January 1998, and 2) a decrease in corporate expenses of approximately $43,000 mainly due to decreases in salaries .

     Depreciation and amortization decreased by 48% or $159,793 from $330,997 in 1997 to $171,204 in 1998 mainly due to a decrease of approximately $150,074 in depreciation and amortization from the Times Square Facility which was closed in January 1998.

     Other income increased by $56,413 in 1998 due to settlement with vendors on disputed payables.

     Interest expense decreased by 70% or $159,432 from $226,486 in 1997 to $67,054 in 1998 mostly due to the Company's write off of $146,103 in deferred interest in 1997 relating to the issuance of common stock to note holders in 1996 and the subsequent repayment of these notes in January 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities was $234,278 during the quarter ended March 31, 1998, as compared to the cash used in operating activities of $921,933 for the same period during the prior year. The increase of $1,156,211 was primarily due to 1) a decrease in losses for the quarter ended March 31, 1998 by $429,400, 2) a decrease in accounts payable and accrued expenses of $617,665, and 3) an increase in proceeds from the Times Square landlord of $500,000. This increase was partially offset by 1) a decrease in depreciation and amortization of $159,793, 2) a decrease in amortization of deferred financing costs of $143,138, and 3) an increase in settlement with vendors of $56,413.

     Net cash used in investing activities decreased by 86% or $44,553, from $52,103 in 1997 to $7,550 in 1998. The decrease is primarily due to expenditures for film production costs incurred in 1997.

     Net cash used in financing activities decreased by 32% or $103,022 from $317,150 in 1997 to $214,128 in 1998. The decrease is primarily due to payments made on notes payable in 1997 which was partially offset by the receipt of $100,000 in 1997 that was held by the Lender.

     The Company has relied on the proceeds of sales of Common Stock, Redeemable Warrants, loans and equipment leasing to provide it with the cash necessary to develop its facilities and ride films and to operate its business.

     On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent (total interest is 8.5% at March 31, 1998). The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Company. The lender has a first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Company other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of March 31, 1998, $18,935 remains unpaid on this loan.

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

     As of March 31, 1998, the Company had a positive working capital of $116,544. The Company's cash and cash equivalents as of March 31, 1998 were $718,230 as compared to $705,630 at December 31, 1997. In order for the Company to continue its operations as presently constituted and to fulfill its business plan described below, the Company must obtain additional working capital either in the form of debt, equity, or a combination thereof. No assurance can be given, however, that the Company will be successful in raising capital. Additionally, the Company has and is continuing to take steps to reduce its expenses without materially impacting its operations.

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

     In order to reduce the out-of-pocket costs in the development of attractions, the Company may also explore joint venture arrangements with third parties and with existing entertainment venues. The Company and its co-venturer would then divide the profits, if any, from the attraction based on their respective contributions to the venture.

SIMULATOR SALES, JOINT VENTURES,  AND RIDE FILM LEASING

     The Company intends to pursue the sale or joint venturing of simulator equipment to property owners and businesses that wish to operate attractions of their own. The sale of simulators to third parties would provide the Company with an additional source of revenues and profits with less risk than is associated with owning and operating systems. Additional revenues would be generated from the leasing of the Company's library of ride films to purchasers of the Company's simulators or to operators of already existing simulators. The Company does not intend to sell simulators or license ride films into markets in which it expects to operate its own attractions.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      EXHIBITS

         The following exhibits are submitted herewith:

         NUMBER  DESCRIPTION
         ------- -----------

           27    Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         The Company filed no reports on From 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CINEMA RIDE, INC.



                                       BY:   /s/ MITCH FRANCIS
                                          ----------------------------------
                                           MITCH FRANCIS, PRESIDENT


SIGNATURE                                                 DATE
---------                                                 ----



/s/ MITCH FRANCIS                                     May 11, 1998
--------------------                                  ------------
Mitch Francis
Chairman of the Board, President,
Chief Executive Officer and Director
(principal executive officer)


  /s/ TOUFIC R. BASSIL                                May 11, 1998
----------------------                                ------------
Toufic R. Bassil
Chief Financial Officer, Secretary
and Treasurer
(principal financial officer,
principal accounting officer).