Form 10QSB
period 1998-06-30
CINEMA RIDE INC
filed 1998-07-31
CIK 925956

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ______________________

                                  FORM 10-QSB

     (MARK ONE)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

           .........................................................
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or give such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ______     No      X
                                               ------

As of July 30, 1998, there were 731,885 outstanding shares of common stock, par value $0.01 per share.
Transitional Small Business Disclosure Format:   Yes ________     No     X
                                                                     --------

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                             FOR THE QUARTER ENDED
                                 JUNE 30,  1998
                       ==================================



PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Balance Sheets as of June 30, 1998, and as of December 31, 1997.       3

        Statements of Operations for the three months and six months ended
        June 30, 1998, and June 30, 1997.                                      5

        Statements of Cash Flows for the six months ended June 30, 1998, and
        June 30, 1997.                                                         6

        Summary of Accounting Policies                                         8

        Notes to Consolidated Financial Statements.                           10

Item 2. Management Discussion and Analysis or Plan of Operation               13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 4. Submission to Matters to a Vote of Security Holders                   16

Item 6. Exhibits and Reports on Form 8-K                                      17

        Signatures                                                            18

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 -  FINANCIAL STATEMENTS

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998, AND DECEMBER 31, 1997
                      ====================================


                                     ASSETS


                                                        June 30,     December 31,
                                                          1998           1997
                                                     -------------   ------------
                                                       (unaudited)      (audited)

Current assets:
 Cash                                                  $  543,264      $  705,630
 Inventories                                               12,797          21,614
 Prepaid Expenses                                          60,407          69,601
 Receivable from Times Square Landlord (Note 1)                 -         500,000
 Assets to be disposed - short-term (Note 1)                    -       1,490,915
 Other Receivables                                         12,646             852
                                                     ------------    ------------

Total current assets                                      629,114       2,788,612
                                                     ------------    ------------

Property and equipment:
 Office Equipment and furniture                           105,000         106,938
 Equipment under capital lease                            139,474         139,474
 Leasehold improvements                                   945,203         943,873
 Theater and film equipment                             1,637,303       2,953,259
 Theater and film equipment available for use           1,767,480         564,432
                                                     ------------    ------------

                                                        4,594,460       4,707,976
 Less accumulated depreciation and
  amortization                                         (1,204,114)     (1,226,811)
                                                     ------------    ------------

Total property and equipment (net)                      3,390,346       3,481,165
                                                     ------------    ------------

Film library:
 Film projects under development                                -         316,387
 Film library, net of accumulated amortization
  of $559,975 and $460,714.                               530,662         299,651
                                                     ------------    ------------

Total film library, net                                   530,662         616,038
                                                     ------------    ------------

Assets to be disposed - long-term (Note 1)                      -         161,629
Receivable from officers (Note 5)                          86,151          47,962
Consulting agreement (Note 5)                              44,218          49,420
Deferred lease costs and other assets (net)               172,156         283,713
                                                     ------------    ------------

Total assets                                         $  4,852,647    $  7,428,539
                                                     ============    ============


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                      JUNE 30, 1998, AND DECEMBER 31, 1997
                      ====================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             June 30,     December 31,
                                                               1998           1997
                                                          -------------   ------------
                                                            (unaudited)      (audited)
Current liabilities:
 Accounts payable and accrued expenses                     $   311,446     $   539,006
 Current portion of capital lease obligation (Note 4)           17,429          58,641
 Current portion of notes payable to lender (Note 2)           348,443         322,286
 Deferred Lease Termination (Note 1)                                 -       1,490,915
 Note payable to bank (Note 2)                                  10,590          10,568
                                                           -----------     -----------
Total current liabilities                                      687,908       2,421,416
                                                           -----------     -----------

 Obligation under capital lease (Note 4)                        72,902         300,819
 Note payable to bank (Note 2)                                   5,545          11,576
 Note payable to lender (Note 2)                               713,083         894,098
 Deferred rent                                                 121,139         137,617
                                                           -----------     -----------
Total long term liabilities                                    912,669       1,344,110

Total liabilities                                            1,600,577       3,765,526

Commitments and contingency (Note 2 & 6)

Stockholders' equity (Note 3)
 Preferred stock, $.01 par value, 500,000
  shares authorized, none issued                                     -               -
 Common stock, $.01 par value, 2,500,000
  shares authorized, 731,885 and 725,349
  shares issued and outstanding                                 58,546          58,028
 Additional paid-in-capital                                  9,175,780       9,173,191
 Treasury Stock, at cost, 6,474 and 6,474 shares at
  June 30, 1998 and December 31, 1997 respectively             (29,000)        (29,000)
 Accumulated deficit                                        (5,953,256)     (5,539,206)
                                                           -----------     -----------

Total stockholders' equity                                   3,252,070       3,663,013
                                                           -----------     -----------

Total liabilities and stockholders' equity                 $ 4,852,647     $ 7,428,539
                                                           ===========     ===========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998, AND JUNE 30, 1997
      ===================================================================
                                  (UNAUDITED)


                                       Three Months Ended June 30         Six Months Ended June 30
                                           1998         1997                 1998          1997
                                       --------------------------         ------------------------
Revenues                                 $ 537,954    $  917,972         $1,161,018     $ 1,787,767
                                         ---------    ----------         ----------     -----------


Selling, general and administrative        585,770       913,441          1,239,704       1,863,253
expenses

 Depreciation and amortization             137,343       322,614            308,547         653,611
                                         ---------    ----------         ----------     -----------

Total expenses                             723,113     1,236,055          1,548,251       2,516,864
                                         ---------    ----------         ----------     -----------

Loss from operations                      (185,159)     (318,083)          (387,233)       (729,097)

Other income                                     -             -             56,413               -

Interest expense                            58,124        76,282            125,178         302,768
Interest income                              7,748           356             15,042           3,035
                                         ---------    ----------         ----------     -----------

Net Loss                                 $(235,535)   $ (394,009)        $ (440,956)    $(1,028,830)
                                         =========    ==========         ==========     ===========

Net Loss per common share                    $(.32)        $(.55)             $(.60)         $(1.43)
                                         =========    ==========         ==========     ===========

Weighted Average common share
outstanding                                731,885       718,155            730,713         719,486
                                         =========    ==========         ==========     ===========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1998 & JUNE 30, 1997
                 ==============================================
                                  (UNAUDITED)


                                                      Six Months     Six Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         1998           1997
                                                      ----------    -----------
Cash flows from operating activities:
 Net loss                                              $(440,956)   $(1,028,830)
 Adjustments to reconcile net loss to net
   cash used provided by (used in) operating activities:
 Depreciation and amortization                           308,547        653,611
 Stock issued for services rendered                        3,107         20,900
 Non cash compensation                                         -         10,800
 Amortization of deferred financing costs                 21,459        146,107
 Amortization of consulting agreement                      5,202              -
 Exchange Loss                                            20,091              -
 Settlement with vendors                                 (56,413)             -
Increase (decrease) from changes in:
 Inventories                                               8,817           8,188
 Prepaid expenses                                          9,194          24,505
 Other receivables                                       (14,983)            667
 Proceeds from Times Square landlord                     500,000               -
 Accounts payable and accrued expenses                  (192,493)       (639,570)
 Deferred rent                                           (16,478)         (8,322)
                                                       ---------     -----------
Net cash provided by (used in) operating activities      155,094        (811,944)
                                                       ---------     -----------

Cash flows from investing activities:
 Acquisition of:
   Capital expenditures                                  (17,739)        (17,739)
   Film production costs                                  (2,643)        (36,076)
Deferred lease costs and other assets                          -           5,000
                                                       ---------     -----------
Net cash used in investing activities                    (20,382)        (48,815)
                                                       ---------     -----------

Cash flows from financing activities:
 Loan made to officer                                    (35,000)              -
 Proceeds from notes payable                                   -         150,000
 Principal payments made on notes payable               (160,866)       (487,813)
 Repurchase of stock                                           -         (19,000)
 Principal payments under capital lease obligation      (101,212)        (25,471)
                                                       ---------      -----------
Net cash used in financing activities                   (297,078)       (382,284)
                                                       ---------     -----------

Net decrease in cash and cash equivalents               (162,366)     (1,243,043)
Cash and cash equivalents at beginning of period         705,630       1,395,978
                                                       ---------     -----------
Cash and cash equivalents at end of period             $ 543,264     $   152,935
                                                       =========     ===========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1998 & JUNE 30, 1997
                 ==============================================
                                  (UNAUDITED)


                                                      Six Months      Six Months
                                                        Ended           Ended
                                                       June 30,        June 30,
                                                         1998            1997
                                                      ----------     -----------
Supplemental Disclosure of Cash Flow Information

Cash paid for income taxes                             $     800     $       800
                                                       =========     ===========

Cash paid during the period for interest               $ 110,065     $   156,661
                                                       =========     ===========
Non cash financing activities:

 Conversion of accounts payable to notes payable               -          12,354

As a result of the termination agreement with the landlord of the Times Square Facility, the Company recorded a loss of $275,548 during the year ended December 31, 1997 related to the impairment of signage and equipment and moving costs (Note 1). The Company received $500,000 upon the execution of the agreement and recorded a receivable of $500,000 for the remaining amount due. A deferred liability of $1,490,915 was recorded in connection with the agreement and $1,652,544 of net leasehold improvements and equipment are included as assets to be disposed of. The Company informed the Landlord on February 26, 1998 that the Company had vacated the premises. Accordingly, the assets to be disposed off, deferred lease costs and related capital lease obligation were netted against the deferred lease termination liability, and $1,203,048 in equipment was transferred to Theater and film equipment available for use.

During the six months ended June 30, 1998, the Company transferred $330,272 in film projects under development to film library as these films were completed and released during the period.


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES
                         SIX MONTHS ENDED JUNE 30, 1998
                       ==================================

Basis of presentation
---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Cinema Ride, Inc. (the "Company") as of June 30, 1998, and December 31, 1997, and the results of its operations and statements of cash flows for the three months and six months ended June 30, 1998, and June 30, 1997, in conformity with generally accepted accounting principles applied on a consistent basis. Unless the context otherwise requires, references to the "Company" in this report refer to Cinema Ride, Inc. and its consolidated subsidiaries.

The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.

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

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES
                         SIX MONTHS ENDED JUNE 30, 1998
                       ==================================
                                  (CONTINUED)


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

Pre-opening Costs
-----------------

The Company capitalizes pre-opening costs incurred in connection with potential new locations. These costs are amortized over the twelve months following commencement of operations, or charged to expense when the project is abandoned. At June 30, 1998 and 1997 unamortized pre-opening costs of $ 0 and $83,586 are included in other assets primarily relating to the Times Square Facility.

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

Loss Per Share
--------------

Loss per share is based on the weighted average number of shares of common stock outstanding during the period. For the six months ended June 30, 1998, common equivalents representing 1,377,500 outstanding stock options and 3,217,209 outstanding warrants are not included since their effect would be anti-dilutive. For the six months ended June 30, 1997, common stock equivalents representing 1,333,500 outstanding stock options and 3,217,209 outstanding warrants are not included since their effect would be anti-dilutive. The Company underwent a one for eight reverse stock split of its common stock which became effective May 29, 1998. All per share amounts reflect such reverse split. The Company adjusted the stock options and warrants outstanding whereby eight stock options or warrants will be required to purchase one share of common stock at eight times the original exercise price for such stock options or warrants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - NOTES PAYABLE

     NOTE PAYABLE TO BANK

     On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent (total interest is 8.5% at June 30, 1998) . The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Company. The lender has a first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Company other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of June 30, 1998 $16,135 remains unpaid on this loan.

     NOTE PAYABLE TO LENDER

     On December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender") structured as a sale leaseback transaction of certain equipment owed by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 to be paid over a four year term at $40,903 per month with a balloon payment of $157,503. The loan bears interest at an annual rate of 15.7%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. The Company has issued 55,536 shares of the Company's common stock to various vendors and 31,250 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $16.00 per share for every eight warrants, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $3.28 per share for every eight warrants representing approximately 110% of the market value at the closing date of the financing. During the quarter ended March 31, 1997, the Company received the remaining $100,000 of this loan which was held by the Lender pending the Company's meeting all of the Lender's requirements. As of June 30, 1998 $1,061,526 remains unpaid on this loan.

NOTE 3.  STOCK TRANSACTIONS

     During the six months ended June 30, 1998, the Company issued 6,474 shares to its Chief Financial Officer. The Company recorded the then fair market value of the shares as additional compensation to the officer.

     During the quarter ended June 30, 1998, the Company underwent a one for eight reverse stock split of its common stock which became effective May 29, 1998. All per share amounts reflect such reverse split. The Company adjusted the warrants and options outstanding whereby eight warrants or options will be required to purchase one share of common stock at eight times the original exercise price for such warrants and options.

     During June 1998, the Company's Board of Directors agreed on repricing the exercise price of stock options already issued to employees and to the non employee directors to the then current market value.

NOTE 4.  CAPITAL LEASE OBLIGATION

     Certain disputes arose with respect to the obligation to the lessor of the sign at the Las Vegas Facility, and, commencing with the lease payment for the month of April 1997, the Company has withheld making payments. During March 1998, the Company reached an agreement with the lessor of the sign to amend the lease agreement to extend the term of the lease by eleven months with the first payment becoming due on March 1, 1998.

     During the quarter ended June 30, 1996, the Company entered into a lease agreement for a sign to be installed at the Times Square Facility. The lease term was for sixty months commencing the first month following installation of the sign. Certain disputes arose with respect to the obligation to the lessor of the sign, and, commencing with the lease payment for the month of April 1997, the Company withheld payments. During March 1998, the Company reached an agreement with the lessor of the sign whereby both parties agreed to terminate the lease and for the Company to purchase the sign for $100,000 in cash. In return, the lessor agreed to return to the Company 11,686 shares of the Company's common stock, which were previously issued to the lessor during December 1996. These shares were later sold to the Company's Chief Financial Officer at the then current market price.

NOTE 5.  RECEIVABLE FROM OFFICERS AND CONSULTING AGREEMENT

     During the year ended December 31, 1995, the Company made loans to two of its officers in the amount of $50,000. The loans bear interest at a rate of 8% per year and were due on the earlier of June 30, 1998 or six months after the officer ceases to be an employee of the Company. Principal payments of $5,000 per loan were due on June 30, 1996 and June 30, 1997, with the balance due on June 30, 1998. Each note was secured by the higher of 5,000 shares or the number of shares equivalent to the unpaid value of the note. The balance of the remaining loan from officer at June 30, 1998 is $51,151, which includes $11,151 of accrued interest. The due date on this note was extended by the Board of Directors during June 1998 to the earlier of (1) June 30, 2002 or (2) six months after the officer ceases to be an employee.

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

     In January 1998, the Company made a loan of $35,000 to its Chief Executive Officer. The loan bears interest at a rate of 8.5% per year and principal and interest are due at the earlier of (1) June 30, 2001 or (2) six months after the officer ceases to be an employee. This loan is secured by the number of shares equivalent to the unpaid value of the note. However, based on the current bid price of the Company's stock as of July 30, 1998, the loans to the Chief Executive Officer are under collateralized by approximately $43,000.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     On June 15, 1998, the Company entered into a three-year joint venture agreement with Dave & Buster's, Inc., to install its 3-D motion simulation theater at Dave & Buster's, Inc. Atlanta facility. The Company will be responsible for the transportation and installation of the theater. Management estimates that the transportation and installation costs will not exceed $100,000. Dave and Buster's, Inc., will be responsible for providing the space in its Atlanta facility and preparing the premises for installation. The venture agreement can be terminated earlier by either party if, among other things, certain sales and cash flow goals are not met. Management believes that the facility should be operational by Fall 1998, however, there can be no assurance that delays will not arise which could preclude the facility to be open by Fall 1998.

     During the quarter ended June 30, 1998, the Company entered into severance agreements with its Chief Executive Officer and its Chief Financial officer that would protect each officer in the case of a change in control of the Company. These agreements are intended to provide certain benefits to the officers upon a change of control of the Company which is defined to mean (a) the acquisition by any person of 20% or more of the Company's voting power, (b) a change in control of the Board of Directors (c) a merger or consolidation of the Company with any other entity other than a merger or consolidation whereby the shareholders of the Company prior to the merger or consolidation continue to represent 80% of the combined voting power of the merged entity.

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

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JUNE 30, 1998 VS. QUARTER ENDED JUNE 30, 1997:

     Revenues decreased by 41% or $380,018 from $917,972 in 1997 to $537,954 in 1998. The decrease is mainly due to a decrease of $389,519 in revenues from the Times Square Facility which was closed in January 1998, and a decrease in revenues of $17,202 from the Las Vegas Facility. This decrease was partially offset by an increase in revenues at the West Edmonton Mall Facility by 60% or approximately $27,000 from approximately $47,000 in 1997 to approximately $74,000 in 1998.

     Selling, general and administrative expenses decreased by 36% or $327,671 from $913,441 in 1997 to $585,770 in 1998. This decrease is mainly due to 1) a decrease of approximately $291,000 in expenses from the Times Square Facility which was closed in January 1998, and 2) a decrease in corporate expenses of approximately $101,000 mainly due to decreases in salaries and to decreases in professional fees relating to costs incurred in the registration of additional shares in 1997. This decrease was offset by increases in costs at the Las Vegas Facility of approximately $38,000.

     Depreciation and amortization decreased by 57% or $185,271 from $322,614 in 1997 to $137,343 in 1998 mainly due to a decrease of approximately $182,000 in depreciation and amortization from the Times Square Facility which was closed in January 1998.

     Interest expense decreased by 24% or $18,158 from $76,282 in 1997 to $58,124 in 1998 mostly due to a decrease of $11,213 in interest incurred relating to the Times Square Facility which was closed in January 1998.

     Interest income increased by $7,392 from $356 in 1997 to $7,748 in 1998 mainly due to utilization of cash available to the Company from the proceeds received from the Time Square landlord.

SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997:

     Revenues decreased by 35% or $626,749 from $1,787,767 in 1997 to $1,161,018 in 1998. The decrease is mainly due to a decrease of $667,185 in revenues from the Times Square Facility which was closed in January 1998. This decrease was partially offset by an increase in revenues at the West Edmonton Mall Facility by 61% or approximately $54,000 from approximately $88,000 in 1997 to approximately $142,000 in 1998.

     Selling, general and administrative expenses decreased by 33% or $623,549 from $1,863,253 in 1997 to $1,239,704 in 1998. This decrease is mainly due to
1) a decrease of approximately $545,000 in expenses from the Times Square Facility which was closed in January 1998, and 2) a decrease in corporate expenses of approximately $164,000 mainly due to decreases in salaries and to decreases in professional fees relating to costs incurred in the registration of additional shares in 1997. This decrease was offset by increases in costs at the Las Vegas Facility of approximately $37,000.

     Depreciation and amortization decreased by 53% or $345,064 from $653,611 in 1997 to $308,547 in 1998 mainly due to a decrease of approximately $331,622 in depreciation and amortization from the Times Square Facility which was closed in January 1998.

     Other income increased by $56,413 in 1998 due to settlement with vendors on disputed payables.

     Interest expense decreased by 59% or $177,590 from $302,768 in 1997 to $125,178 in 1998 due to 1) the Company's write off of $146,103 in deferred interest in 1997 relating to the issuance of common stock to note holders in 1996 and the subsequent repayment of these notes in January 1997, and 2) a decrease of $20,348 in interest incurred relating to the Times Square Facility which was closed in January 1998.

     Interest income increased by $12,007 from $3,035 in 1997 to $15,042 in 1998 mainly due to utilization of cash available to the Company from the proceeds received from the Time Square landlord.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities was $155,094 during the six months ended June 30, 1998, as compared to the cash used in operating activities of $811,944 for the same period during the prior year. The increase of $967,038 was primarily due to 1) a decrease in losses for the six months ended June 30, 1998 by $587,874, 2) a decrease in accounts payable and accrued expenses of $447,077, and 3) an increase in proceeds from the Times Square landlord of $500,000. This increase was partially offset by 1) a decrease in depreciation and amortization of $345,064, 2) a decrease in amortization of deferred financing costs of $124,558, and 3) an increase in settlement with vendors of $56,413.

     Net cash used in investing activities decreased by 58% or $28,433, from $48,815 in 1997 to $20,382 in 1998. The decrease is primarily due to expenditures for film production costs incurred in 1997.

     Net cash used in financing activities decreased by 22% or $85,206 from $382,284 in 1997 to $297,078 in 1998. The decrease is primarily due to payments made on notes payable in 1997 which was partially offset by the receipt of $100,000 in 1997 that was held by the Lender, and by principal payments under capital lease obligations which were made in 1998.

     The Company has relied on the proceeds of sales of Common Stock, Redeemable Warrants, loans and equipment leasing to provide it with the cash necessary to develop its facilities and ride films and to operate its business.

     On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent (total interest is 8.5% at June 30, 1998). The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Company. The lender has a first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Company other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of June 30, 1998, $16,135 remains unpaid on this loan.

     On December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender") structured as a sale leaseback transaction of certain equipment owed by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 to be paid over a four year term at $40,903 per month with a balloon payment of $157,503. The loan bears interest at an annual rate of 15.7%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. The Company has issued 55,536 shares of the Company's common stock to various vendors and 31,250 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $16.00 per share for every eight warrants, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $3.28 per share for every eight warrants representing approximately 110% of the market value at the closing date of the financing. During the quarter ended March 31, 1997, the Company received the remaining $100,000 held by the Lender pending the Company's meeting all of the Lender's requirements. As of June 30, 1998, $1,061,526 remains unpaid on this loan.

     As of June 30, 1998, the Company had a negative working capital of $58,794. The Company's cash and cash equivalents as of June 30, 1998 were $543,264 as compared to $705,630 at December 31, 1997. Accordingly, in order for the Company to continue its operations as presently constituted and to fulfill its business plan described below, the Company must obtain additional working capital either in the form of debt, equity, or a combination thereof. No assurance can be given, however, that the Company will be successful in raising capital. Additionally, the Company has and is continuing to take steps to reduce its expenses without materially impacting its operations.

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

     In order to reduce the out-of-pocket costs in the development of attractions, the Company is exploring joint venture arrangements with third parties and with existing entertainment venues. The Company and its co-venturer would then divide the profits, if any, from the attraction based on their respective contributions to the venture.

     On May 29, 1998, the Company entered into a three-year joint venture agreement with Dave & Buster's, Inc., to install its 3-D motion simulation theater at Dave & Buster's, Inc. Atlanta facility. The Company will be responsible for the transportation and installation of the theater. Management estimates that transportation and installation costs will not exceed $100,000. Dave and Buster's, Inc., will be responsible for providing the space in its Atlanta facility and preparing the premises for installation. The venture agreement can be terminated earlier by either party if, among other things, certain sales and cash flow goals are not met. Management believes that the facility should be operational by Fall 1998. However, there can be no assurance that delays will not arise which could preclude the facility to be open by Fall 1998.

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

YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including, among other things, a temporary inability to process transaction, send invoices or engage in similar normal business activities. The Company does not anticipate that the cost of any needed modifications will have a material effect on results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The annual meeting of stockholders of the Company was held on June 18, 1998 in Studio City, California, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

1. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

      NAME              VOTES FOR       WITHHELD
    --------          -------------   ------------

Mitch Francis               520,649         11,368

Benjamin Frankel            520,649         11,368

Norman Feirstein            520,337         11,680

2. The appointment of BDO Seidman, LLP as independent auditors was approved by the following vote:

Votes For:             529,762
                       -------

Votes Against:           1,830
                       -------

Abstentions:               425
                       -------

Shares Not Voted:      191,332
                       -------

ITEM 6.  EXHIBITS AND REPORTS IN FORM-8-K

(a) EXHIBITS

The following exhibits are submitted herewith:

NUMBER               DESCRIPTION
------               -----------

27                   Financial Data Schedule

(b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CINEMA RIDE, INC.



                             BY:   /s/ MITCH FRANCIS
                                ---------------------------
                               Mitch Francis, President


  SIGNATURE                                                   DATE
  ---------                                                   ----


/s/ MITCH FRANCIS                                        JULY 30, 1998
----------------------                                   -------------
Mitch Francis
Chairman of the Board, President, Chief Executive
 Officer and Director (principal executive officer)




/s/ TOUFIC R. BASSIL                                     JULY 30, 1998
----------------------                                   -------------
Toufic R. Bassil
Chief Financial Officer (principal financial officer,
principal accounting officer), Secretary and
Treasurer