Form 10QSB
period 1998-09-30
CINEMA RIDE INC
filed 1998-11-12
CIK 925956

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            -----------------------

                                  FORM 10-QSB

     (Mark One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _________

          Commission File Number  0-24592
                                  -------

                               CINEMA RIDE, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                            95-4417467
-------------------------                             -------------------------
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

            .......................................................
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or give such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes___  No    X
                                                   ---
As of November 11, 1998, there were 731,859 outstanding shares of common stock, par value $0.01 per share.
Transitional Small Business Disclosure Format:   Yes _____   No  X
                                                                ---

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB
                             FOR THE QUARTER ENDED
                              SEPTEMBER 30,  1998
                      ------------------------------------


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1998, and as
          of December 31, 1997.                                              3

          Consolidated Statements of Operations for the three months and
          nine months ended September 30, 1998, and September 30, 1997.      5

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1998, and September 30, 1997.                        6

          Summary of Accounting Policies                                     8

          Notes to Unaudited Consolidated Financial Statements.             10

Item 2.   Management Discussion and Analysis or Plan of Operation           12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 16

Item 4.   Submission to Matters to a Vote of Security Holders               16

Item 6.   Exhibits and Reports on Form 8-K                                  16

          Signatures                                                        17

                        PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998, AND DECEMBER 31, 1997
                   -----------------------------------------

                                    ASSETS

                                                          September 30,       December 31,
                                                              1998               1997
                                                          -----------        ------------
                                                           (unaudited)         (audited)
Current assets:
    Cash and cash equivalents                             $   432,303        $   705,630
    Inventories                                                 8,408             21,614
    Prepaid Expenses                                           73,634             69,601
    Receivable from Times Square Landlord (Note 1)               -               500,000
    Assets to be disposed - short-term (Note 1)                  -             1,490,915
    Other Receivables                                           1,093                852
                                                          -----------        -----------

Total current assets                                          515,438          2,788,612
                                                          -----------        -----------
Property and equipment:
    Office Equipment and furniture                            104,167            106,938
    Equipment under capital lease (Note 4)                    139,474            139,474
    Leasehold improvements                                    942,912            943,873
    Theater and film equipment                              1,605,020          2,953,259
    Theater and film equipment available for use            1,399,797            564,432
                                                          -----------        -----------

                                                            4,191,370          4,707,976
    Less accumulated depreciation and
       amortization                                        (1,267,901)        (1,226,811)
                                                          -----------        -----------

Total property and equipment (net)                          2,923,469          3,481,165
                                                          -----------        -----------
Film library:
    Film projects under development                             -                316,387
    Film library, net of accumulated amortization
      of $618,115 and $460,714.                               474,656            299,651
                                                          -----------        -----------

Total film library, net                                       474,656            616,038
                                                          -----------        -----------

Assets to be disposed - long-term (Note 1)                      -                161,629
Investment in joint venture (Note 7)                          468,096              -
Receivable from officers (Note 5)                              87,873             47,962
Consulting agreement (Note 5)                                  41,617             49,420
Deferred lease costs and other assets (net)                   168,913            283,713
                                                          -----------        -----------

Total assets                                              $ 4,680,062        $ 7,428,539
                                                          ===========        ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                   SEPTEMBER 30, 1998, AND DECEMBER 31, 1997
                   -----------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       September 30,       December 31,
                                                                           1998               1997
                                                                       -------------       ------------
                                                                        (unaudited)         (audited)
Current liabilities:
    Accounts payable and accrued expenses                              $    286,711        $   539,006
    Current portion of capital lease obligation (Note 4)                     18,190             58,641
    Current portion of notes payable to lender (Note 2)                     362,308            322,286
    Deferred Lease Termination (Note 1)                                       -              1,490,915
    Note payable to bank (Note 2)                                            10,170             10,568
                                                                       ------------        -----------
Total current liabilities                                                   677,379          2,421,416
                                                                       ------------        -----------

    Obligation under capital lease (Note 4)                                  68,059            300,819
    Note payable to bank (Note 2)                                             2,371             11,576
    Note payable to lender (Note 2)                                         617,273            894,098
    Deferred rent                                                           115,148            137,617
                                                                       ------------        -----------
Total long term liabilities                                                 802,851          1,344,110

Total liabilities                                                         1,480,230          3,765,526

Commitments and contingency (Note 2 & 6)

Stockholders' equity (Note 3)
    Preferred stock, $.01 par value, 500,000
      shares authorized, none issued                                          -                 -
    Common stock, $.01 par value, 2,500,000
      shares authorized, 731,859 and 725,385 shares issued,
      725,385 and 718,911 shares outstanding at September 30, 1998
      and December 31, 1997 respectively                                     58,546             58,028
    Additional paid-in-capital                                            9,175,780          9,173,191
    Treasury Stock, at cost, 6,474 and 6,474 shares at
      September 30, 1998 and December 31, 1997 respectively                 (29,000)           (29,000)
    Accumulated deficit                                                  (6,005,494)        (5,539,206)
                                                                       ------------        -----------

Total stockholders' equity                                                3,199,832          3,663,013
                                                                       ------------        -----------

Total liabilities and stockholders' equity                             $  4,680,062        $ 7,428,539
                                                                       ============        ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998, AND SEPTEMBER 30, 1997
------------------------------------------------------------------------------

                                  (UNAUDITED)

                                                       Three Months Ended                  Nine Months Ended
                                                           September 30,                     September 30,
                                                      1998            1997               1998            1997
                                                   ---------------------------        -----------------------------
Revenues                                           $ 708,901        $1,203,879        $1,869,919       $  2,991,646
                                                   ---------        ----------        ----------       ------------

Equity in net operations of joint venture              4,489                 -             4,489                  -

Selling, general and administrative                  557,346           996,618         1,797,050          2,859,871
expenses

Depreciation and amortization                        137,838           280,555           446,385            934,166
                                                   ---------        ----------        ----------       ------------

Income (loss) from operations                         18,206          (73,294)          (369,027)          (802,391)

Other Income                                               -                -             56,413                  -

Interest expense                                      54,565            57,940           179,743            360,708
Interest income                                        6,727             5,342            21,769              8,377
                                                   ---------        ----------        ----------       ------------

Net Income (Loss)                                  $ (29,632)       $ (125,892)       $ (470,588)      $ (1,154,722)
                                                   =========        ==========        ==========       ============

Net Income (Loss) per common share                 $    (.04)       $     (.18)          $  (.64)      $      (1.60)
                                                   =========        ==========        ==========       ============
Weighted average common shares
 outstanding                                         731,885           716,875           731,273            719,486
                                                   =========        ==========        ==========       ============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
           -----------------------------------------------------------

                                   (UNAUDITED)

                                                                                Nine Months        Nine Months
                                                                                   Ended              Ended
                                                                               September 30,      September 30,
                                                                                    1998               1997
                                                                            ---------------    --------------
Cash flows from operating activities:

    Net loss                                                                $    (470,588)     $  (1,154,722)

    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
    Depreciation and amortization                                                 446,385            934,166
    Stock issued for services rendered                                              3,107             20,900
    Non cash compensation                                                           -                 14,652
    Write-off of organization costs                                                 -                 10,677
    Amortization of deferred financing costs                                       32,190            146,107
    Amortization of consulting agreement                                            7,803              -
    Equity in net operations of joint venture                                      (4,489)             -
    Settlement with vendors                                                       (56,413)             -

Increase (decrease) from changes in:
    Inventories                                                                    13,206             16,286
    Prepaid expenses                                                               (4,033)             8,877
    Other receivables                                                              (5,152)             4,580
    Proceeds from Times Square landlord                                           500,000                 -
    Accounts payable and accrued expenses                                        (195,237)          (531,582)
    Accrued interest on note payable                                                  -              (48,824)
    Deferred rent                                                                 (22,469)           (12,483)
                                                                            -------------      -------------

Net cash provided by (used in) operating activities                               244,310           (591,366)
                                                                            -------------      -------------
Cash flows from investing activities:
 Acquisition of:
   Capital expenditures                                                            (2,643)           (46,836)
   Film production costs                                                          (16,018)           (44,076)
Investment in joint venture                                                       (95,924)             -
Loan made to officer                                                              (35,000)             -
Loan payments from officers                                                          -                 5,000
Deferred lease costs and other assets                                              (9,000)             5,000
                                                                            -------------      -------------

Net cash used in investing activities                                            (158,585)           (80,912)
                                                                            -------------      -------------

Cash flows from financing activities:
    Proceeds from notes payable                                                     -                150,000
    Principal payments made on notes payable                                     (246,405)          (576,424)
    Repurchase of stock                                                             -                (19,000)
    Principal payments under capital lease obligation                            (112,647)           (25,472)
                                                                            -------------      -------------

Net cash used in financing activities                                            (359,052)          (470,896)
                                                                            -------------      -------------

Net decrease in cash and cash equivalents                                        (273,327)        (1,143,174)
Cash and cash equivalents at beginning of period                                  705,630          1,395,978
                                                                            -------------      -------------
Cash and cash equivalents at end of period                                  $     432,303       $    252,804
                                                                            =============      =============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
          ===========================================================

                                  (UNAUDITED)


                                                                                   Nine Months        Nine Months
                                                                                       Ended              Ended
                                                                                   September 30,      September 30,
                                                                                       1998               1997
                                                                                   --------------     -------------
Supplemental Disclosure of Cash Flow Information

Cash paid for income taxes                                                         $          800     $         800
                                                                                   ==============     =============

Cash paid during the period for interest                                           $      155,732     $     196,180
                                                                                   ==============     =============

Non cash financing activities:

    Conversion of accounts payable to notes payable                                         -                12,354

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

During the nine months ended September 30, 1998, the Company transferred $330,272 in film projects under development to film library as these films were completed and released during the period. The Company also transferred $367,683 from theater and equipment available for use to investment in joint venture.

During the nine months ended September 30, 1998, the Company settled certain outstanding payables to vendors and recorded $56,413 as other income relating to these settlements.

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                     ====================================

Basis of presentation
---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Cinema Ride, Inc. (the "Company") as of September 30, 1998, and December 31, 1997, and the results of its operations and statements of cash flows for the three months and nine months ended September 30, 1998, and September 30, 1997, in conformity with generally accepted accounting principles applied on a consistent basis. Unless the context otherwise requires, references to the "Company" in this report refer to Cinema Ride, Inc. and its consolidated subsidiaries.

The results of operations for the three months and nine months ended September 30, 1998, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.

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

Organization
------------

The Company was incorporated in Delaware in April 1993. The Company is in the business of developing and operating rides consisting of motion simulator attractions which combine projected three-dimensional action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized seating platforms that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of four facilities. The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall which is located between Caesars Palace Hotel & Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the " West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the " Times Square Facility") commenced operations in September 1996 and was located in Times Square in New York City, New York. The Times Square Facility was closed during January 1998. The fourth facility ( the "Atlanta Facility") commenced operations in September 1998 as a joint venture with Dave & Buster's, Inc.. The Atlanta Facility is located in Marietta, Georgia. The Company's executive offices are located in Studio City, California.

Concentration of Credit Risk
----------------------------

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 1998 and December 31, 1997, the Company had uninsured cash and cash equivalents in the amount of $357,522 and $399,379.

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

                      CINEMA RIDE, INC. AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                    ======================================
                                   (CONTINUED)

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

Loss Per Share
--------------

Loss per share is based on the weighted average number of shares of common stock outstanding during the period. For the nine months ended September 30, 1998, common equivalents representing 1,577,500 outstanding stock options and 3,818,728 outstanding warrants are not included since their effect would be anti-dilutive. For the nine months ended September 30, 1997, common stock equivalents representing 1,333,500 outstanding stock options and 3,818,728 outstanding warrants are not included since their effect would be anti-dilutive. The Company underwent a one for eight reverse stock split of its common stock which became effective May 29, 1998. All per share amounts reflect such reverse split. The Company adjusted the stock options and warrants outstanding whereby eight stock options or warrants will be required to purchase one share of common stock at eight times the original exercise price for such stock options or warrants.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - NOTES PAYABLE

     NOTE PAYABLE TO BANK

     On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent (total interest is 9.25% at September 30, 1998) . The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Company. The lender has a first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Company other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of September 30, 1998 $12,541 remains unpaid on this loan.

     NOTE PAYABLE TO LENDER

     On December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender") structured as a sale leaseback transaction of certain equipment owed by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 to be paid over a four year term at $40,903 per month with a balloon payment of $157,503. The loan bears interest at an annual rate of 15.7%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. The Company has issued 55,536 shares of the Company's common stock to various vendors and 31,250 shares to existing note holders in lieu of amounts owed by the Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $16.00 per share for every eight warrants, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $3.28 per share for every eight warrants representing approximately 110% of the market value at the closing date of the financing. During the quarter ended March 31, 1997, the Company received the remaining $100,000 of this loan which was held by the Lender pending the Company's meeting all of the Lender's requirements. As of September 30, 1998 $979,581 remains unpaid on this loan.

NOTE 3.  STOCK TRANSACTIONS

     During the nine months ended September 30, 1998, the Company issued 6,474 shares to its Chief Financial Officer. The Company recorded the then fair market value of the shares as additional compensation to the officer.

     During the nine months ended September 30, 1998, the Company underwent a one for eight reverse stock split of its common stock which became effective May 29, 1998. All per share amounts reflect such reverse split. The Company adjusted the warrants and options outstanding whereby eight warrants or options will be required to purchase one share of common stock at eight times the original exercise price for such warrants and options.

     During June 1998, the Company's Board of Directors agreed on repricing the exercise price of stock options already issued to employees and to the non employee directors to the then current market value.

NOTE 4.  CAPITAL LEASE OBLIGATION

     Certain disputes arose with respect to the obligation to the lessor of the sign at the Las Vegas Facility, and, commencing with the lease payment for the month of April 1997, the Company withheld making payments. During March 1998, the Company reached an agreement with the lessor of the sign to amend the lease agreement to extend the term of the lease by eleven months with the first payment becoming due on March 1, 1998.

     During the quarter ended September 30, 1996, the Company entered into a lease agreement for a sign to be installed at the Times Square Facility. The lease term was for sixty months commencing the first month following installation of the sign. Certain disputes arose with respect to the obligation to the lessor of the sign, and, commencing with the lease payment for the month of April 1997, the Company withheld payments. During March 1998, the Company reached an agreement with the lessor of the sign whereby both parties agreed to terminate the lease and for the Company to purchase the sign for $100,000 in cash. In return, the lessor agreed to return to the Company 11,686 shares of the Company's common stock, which were previously issued to the lessor during December 1996. These shares were later sold to the Company's Chief Financial Officer at the then current market price.

NOTE 5.  RECEIVABLE FROM OFFICERS AND CONSULTING AGREEMENT

     During the year ended December 31, 1995, the Company made loans to two of its officers in the amount of $50,000. The loans bear interest at a rate of 8% per year and were due on the earlier of June 30, 1998 or six months after the officer ceases to be an employee of the Company. Principal payments of $5,000 per loan were due on June 30, 1996 and June 30, 1997, with the balance due on June 30, 1998. Each note was secured by the higher of 5,000 shares or the number of shares equivalent to the unpaid value of the note. The balance of the remaining loan to officer at September 30, 1998 was $50,898, which included $10,898 of accrued interest. The due date on this note was extended by the Board of Directors during June 1998 to the earlier of (1) September 30, 2002 or (2) six months after the officer ceases to be an employee.

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

     In January 1998, the Company made a loan of $35,000 to its Chief Executive Officer. The loan bears interest at a rate of 8.5% per year and principal and interest are due at the earlier of (1) June 30, 2001 or (2) six months after the officer ceases to be an employee. The balance on this loan to officer at September 30, 1998 was $36,975 which included $1,975 in accrued interest. This loan is secured by the number of shares equivalent to the unpaid value of the note. However, based on the current bid price of the Company's stock as of October 30, 1998, the loans to the Chief Executive Officer are under collateralized by approximately $73,000.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     During the quarter ended June 30, 1998, the Company entered into severance agreements with its Chief Executive Officer and its Chief Financial officer that would protect each officer in the case of a change in control of the Company. These agreements are intended to provide certain benefits to the officers upon a change of control of the Company which is defined to mean (a) the acquisition by any person of 20% or more of the Company's voting power, (b) a change in control of the Board of Directors, and (c) a merger or consolidation of the Company with any other entity other than a merger or consolidation whereby the shareholders of the Company prior to the merger or consolidation continue to represent 80% of the combined voting power of the merged entity.

NOTE 7.  INVESTMENT IN JOINT VENTURE

     On May 29, 1998, the Company entered into a three-year joint venture agreement with Dave & Buster's, Inc., to install its 3-D motion simulation theater at Dave & Buster's, Inc. Atlanta facility. The Company was responsible for the transportation and installation of the theater. As of November 11, 1998, the Company incurred $95,924 in transportation and installation costs relating to this facility in addition to $367,683 in equipment costs. Management does not expect any additional expenditures relating to the installation of this facility. Dave and Buster's, Inc., was responsible for providing the space in its Atlanta facility and preparing the premises for installation. The venture agreement can be terminated earlier by either party if, among other things, certain sales and cash flow goals are not met. The installation was completed and operational on September 14, 1998. The Company accounts for its investment in joint venture under the equity method of accounting whereby the Company recognizes its share of the joint venture's net income or losses and accordingly, the carrying value of investment in joint venture in the accompanying consolidated balance sheets is adjusted.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
          ---------------------------------------------------------

FORWARD LOOKING STATEMENTS
--------------------------

     This Quarterly Report contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may effect such forward-looking statements include, without limitation: the Company's ability to successfully operate its existing facilities, the impact of competition on the Company's revenues, and seasonality. When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

     Although the Company was formed in April 1993, operations of the Company did not commence until October 1994 when the Las Vegas Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility, the Times Square Facility, and the Atlanta Facility in August 1995, September 1996, and September 98 respectively. The Company closed the Times Square Facility in January 1998 and vacated the facility on February 26, 1998.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 1998 VS. QUARTER ENDED SEPTEMBER 30, 1997:

     Revenues decreased by 41% or $494,978 from $1,203,879 in 1997 to $708,901 in 1998. The decrease is mainly due to a decrease of $465,126 in revenues from the Times Square Facility which was closed in January 1998, and a decrease in revenues of $46,379 from the Las Vegas Facility. This decrease was partially offset by an increase in revenues at the West Edmonton Mall Facility.

     Equity in net operations of joint venture increased by $4,489 which represent the Company's share of net income from the joint venture as more fully discussed in Note 7 to the unaudited consolidated financial statements.

     Selling, general and administrative expenses decreased by 44% or $439,272 from $996,618 in 1997 to $557,346 in 1998. This decrease is mainly due to 1) a decrease of approximately $305,000 in expenses from the Times Square Facility which was closed in January 1998, 2) a decrease in corporate expenses of approximately $111,000 mainly due to decreases in salaries and to decreases in professional fees relating to costs incurred in the registration of additional shares in 1997, and 3) a decrease in expenses at the Las Vegas Facility of approximately $20,000.

     Depreciation and amortization decreased by 51% or $142,717 from $280,555 in 1997 to $137,838 in 1998 mainly due to a decrease of approximately $144,000 in depreciation and amortization from the Times Square Facility which was closed in January 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997:

     Revenues decreased by 38% or $1,121,727 from $2,991,646 in 1997 to $1,869,919 in 1998. The decrease is mainly due to 1) a decrease of $1,132,311 in revenues from the Times Square Facility which was closed in January 1998, and 2) a decrease in revenues at the Las Vegas Facility of $57,068. This decrease was partially offset by an increase in revenues at the West Edmonton Mall Facility.

     Equity in net operations of joint venture increased by $4,489 which represent the Company's share of net income from the joint venture as more fully discussed in Note 7 to the unaudited consolidated financial statements.

     Selling, general and administrative expenses decreased by 37% or $1,062,821 from $2,859,871 in 1997 to $1,797,050 in 1998. This decrease is mainly due to 1) a decrease of approximately $851,000 in expenses from the Times Square Facility which was closed in January 1998, and 2) a decrease in corporate expenses of approximately $245,000 mainly due to decreases in salaries and to decreases in professional fees relating to costs incurred in the registration of additional shares in 1997. This decrease was offset by increases in costs at the Las Vegas Facility of approximately $17,000 and increases in costs at the West Edmonton Mall Facility of approximately $16,000.

     Depreciation and amortization decreased by 52% or $487,781 from $934,166 in 1997 to $446,385 in 1998 mainly due to a decrease of approximately $475,805 in depreciation and amortization from the Times Square Facility which was closed in January 1998.

     Other income increased by $56,413 in 1998 due to settlement with vendors on disputed payables.

     Interest expense decreased by 50% or $180,965 from $360,708 in 1997 to $179,743 in 1998 due to 1) the Company's write off of $146,103 in deferred interest in 1997 relating to the issuance of common stock to note holders in 1996 and the subsequent repayment of these notes in January 1997, and 2) a decrease of $20,348 in interest incurred relating to the Times Square Facility which was closed in January 1998.

     Interest income increased by $13,392 from $8,377 in 1997 to $21,769 in 1998 mainly due to utilization of cash available to the Company from the proceeds received from the Times Square landlord.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities was $244,310 during the nine months ended September 30, 1998, as compared to the cash used in operating activities of $591,366 for the same period during the prior year. The increase of $835,676 was primarily due to 1) a decrease in losses for the nine months ended September 30, 1998 by $684,134 2) a decrease in accounts payable and accrued expenses of $336,345, and 3) an increase in proceeds from the Times Square landlord of $500,000. This increase was partially offset by 1) a decrease in depreciation and amortization of $487,781, 2) a decrease in amortization of deferred financing costs of $113,917, and 3) an increase in settlement with vendors of $56,413.

     Net cash used in investing activities increased by 96% or $77,673, from $80,912 in 1997 to $158,585 in 1998. The increase is mainly due to 1) the Company's investment in a joint venture and 2) to the loan made to an officer. This increase was partially offset by a decrease in capital expenditures and film production costs.

     Net cash used in financing activities decreased by 24% or $111,844 from $470,896 in 1997 to $359,052 in 1998. The decrease is primarily due to payments made on notes payable in 1997 which was partially offset by the receipt of $100,000 in 1997 that was held by the Lender, and by principal payments under capital lease obligations which were made in 1998.

     The Company has relied on the proceeds of sales of common stock, redeemable warrants, loans and equipment leasing to provide it with the cash necessary to develop its facilities and ride films and to operate its business.

     On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at prime plus two percent (total interest is 9.25% at September 30, 1998). The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Company. The lender has a first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Company other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of September 30, 1998, $12,541 remains unpaid on this loan.

     On December 31, 1996, the Company closed a financing agreement with Finova Technology Finance, Inc. ( the "Lender") structured as a sale leaseback transaction of certain equipment owed by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 to be paid over a four year term at $40,903 per month with a balloon payment of $157,503. The loan bears interest at an annual rate of 15.7%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes/liabilities. The Company has issued 55,536 shares of the Company's common stock to various vendors and 31,250 shares to existing note holders in lieu of amounts owed by the

Company, enabling the Company to meet the Lender's requirement. The Company also issued 100,000 warrants to the Lender at an exercise price of $16.00 per share for every eight warrants, and an aggregate of 265,643 warrants to the brokers who arranged the financing at an exercise price of $3.28 per share for every eight warrants representing approximately 110% of the market value at the closing date of the financing. During the quarter ended March 31, 1997, the Company received the remaining $100,000 held by the Lender pending the Company's meeting all of the Lender's requirements. As of September 30, 1998, $979,581 remains unpaid on this loan.

     As of September 30, 1998, the Company had a negative working capital of $161,941. The Company's cash and cash equivalents as of September 30, 1998 were $432,303 as compared to $705,630 at December 31, 1997. Accordingly, in order for the Company to continue its operations as presently constituted and to fulfill its business plan described below, the Company must obtain additional working capital either in the form of debt, equity, or a combination thereof. No assurance can be given, however, that the Company will be successful in raising capital. Additionally, the Company has and is continuing to take steps to reduce its expenses without materially impacting its operations.

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

     The Company believes that each new attraction will take approximately four to six months from lease execution to commencement of operations. Total cost of developing new attractions, including construction, fixtures, equipment and start-up costs after completion are estimated to be at least $1,250,000 per two-capsule site. These costs will vary depending on the leased space, the scope of any tenant improvements required to be performed by the Company in connection with leasing a given location and the number of capsules installed, as well as the size and location of the planned attraction. The Company anticipates that three more locations will be added in the next two years. Accordingly, the Company expects to spend approximately at least an additional $3,750,000 on the acquisition and installation of three more locations in the next two years. In addition to the cost of the equipment necessary to establish a new attraction location, the Company expects to add approximately twenty employees per each additional two-capsule location that it owns and operates. However, the Company currently has four capsules in its inventory which are available for installation at future sites which should reduce the capital required to open at least the next two facilities.

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

     On May 29, 1998, the Company entered into a three-year joint venture agreement with Dave & Buster's, Inc., to install its 3-D motion simulation theater at Dave & Buster's, Inc. Atlanta facility. The Company was responsible for the transportation and installation of the theater. As of November 11, 1998, the Company incurred $95,924 in transportation and installation costs relating to this facility in addition to $367,683 in equipment costs. Management does not expect any additional expenditures relating to the installation of this facility. Dave and Buster's, Inc., was responsible for providing the space in its Atlanta facility and preparing the premises for installation. The venture agreement can be terminated earlier by either party if, among other things, certain sales and cash flow goals are not met. The installation was completed and operational on September 14, 1998.

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

     During the quarter ended September 30, 1998, the landlord at the Las Vegas Facility announced its intention to expand the existing mall (the Forum Shops) where the Company's Las Vegas Facility is located. Construction is scheduled to commence within the next six months within a close proximity of the Company's facility which could interfere with or interrupt the Company's business. Management cannot reasonably estimate the effect, if any, that the Las Vegas Facility will experience during and after the construction period.

COMPETITION

     The Company faces intense competition in the development and marketing of attractions. Such competition extends to gaining access to desirable locations for attractions as well as to selling or leasing simulators and ride films. Each of IMAX Corporation, Iwerks Entertainment, Inc., Showscan Corporation and other companies develop and market simulators which compete with the simulators and related filmed entertainment being developed and marketed by the Company. Many of these corporations have greater financial and marketing resources than the Company and have established reputations for success in the development and marketing of products that are competitive with those of the Company. In addition, there are no significant barriers to entry which would prevent additional competitors from competing with the Company in the development and operation of attractions on a site- by-site basis.

     The Company also competes with existing motion simulators on a site-by-site basis. The Company is aware of several competing motion simulator attractions either currently existing or planned to be opened in the vicinity of its Facilities, including a motion simulator attraction developed by Caesars Palace Hotel & Casino with IMAX Corporation which was opened during December 1997 in the new expansion (Phase II) of the Forum Shops. In addition, the Excalibur Hotel in Las Vegas has a simulator ride facility which has been operational for many years. The MGM Grand Hotel and Casino Theme Park , the Hilton Hotel Casino, and the Luxor Hotel and Casino in Las Vegas offer motion simulator attractions. Other hotels or theme parks in Las Vegas may also have or potentially acquire motion simulator attractions. The Company also competes for customers to some extent with theme parks, traditional motion pictures and other forms of filmed or computer entertainment. Similarly the West Edmonton Facility competes with existing motion simulators within the immediate geographical area. The Company's attractions compete with other attractions and entertainment alternatives in a given region on the basis of location, price and content of its ride films.

     The Company is also aware of several new major hotels and casinos scheduled to open during the next twelve months in Las Vegas which may include motion simulators or other similar attractions at their locations. On October 15, 1998, the Bellagio Casino and Hotel opened (the "Bellagio") in Las Vegas near the Company's Las Vegas Facility at the Forum Shops. Management cannot reasonably estimate the impact on its business, if any, from the opening of the Bellagio or any of the other resorts scheduled to open in the near future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None

ITEM 6.  EXHIBITS AND REPORTS IN FORM-8-K
         --------------------------------

(a) Exhibits

The following exhibits are submitted herewith:

NUMBER                     DESCRIPTION
------                     -----------

27                         Financial Data Schedule

(B) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CINEMA RIDE, INC.



                                     By:   /s/ Mitch Francis
                                         -------------------------
                                         Mitch Francis, President



     Signature                                                 Date
     ---------                                                 ----


 /s/ Mitch Francis                                       November 11, 1998
-------------------------------                          -----------------
Mitch Francis
Chairman of the Board, President, Chief
Executive Officer and Director (principal
executive officer)




  /s/ Toufic R. Bassil                                   November 11, 1998
---------------------------------                        -----------------
Toufic R. Bassil
Chief Financial Officer (principal financial
officer, principal accounting officer), Secretary
and Treasurer