Form 10KSB
period 1998-12-31
CINEMA RIDE INC
filed 1999-05-11
CIK 925956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________

                         Commission File Number: 0-24592

                                CINEMA RIDE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                    95-4417467
-------------------------------                   ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)


          12001 Ventura Place, Suite 340, Studio City, California 91604
          -------------------------------------------------------------
          (Address of principal executive offices, including zip code)


Issuer's telephone number, including area code:  (818) 761-1002

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:


                                  Common Stock
                               Redeemable Warrants
                               -------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for the fiscal year ended December 31, 1998 were $2,377,674.

         The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of March 19, 1999, was approximately $38,000.

         As of March 19, 1999, the issuer had 731,823 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [x]

         Documents incorporated by reference:  None.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

         This Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                    PART I.


ITEM 1. DESCRIPTION OF BUSINESS

Overview

         Cinema Ride, Inc. (the "Company") was incorporated in Delaware in April 1993. Unless the context otherwise requires, references to the Company in this report refer to Cinema Ride, Inc. and its subsidiaries. The Company is in the business of developing and operating rides consisting of motion simulator attractions which combine projected three-dimensional action films of approximately four minutes duration with computer-controlled, hydraulically-mobilized seating platforms that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of four facilities. The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the "West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the "Times Square Facility") commenced operations in September 1996 and was located in Times Square in New York City, New York. The Times Square Facility was closed during January 1998 (see "ITEM 2. DESCRIPTION OF PROPERTY - Times Square Facility"). The fourth facility (the "Atlanta Facility") commenced operations in September 1998 as a joint venture with Dave & Buster's, Inc. and is located in Atlanta, Georgia. The Company's executive offices are located in Studio City, California.

Equipment and Technology

         Each of the Company's rides is comprised of two basic elements, a motion simulator, which consists of an enclosed capsule and related equipment and computer programming, and the 3-D films viewed by audiences in the simulator.

         Simulators

         The Company utilizes a simulator that it believes is both space and cost effective. Each simulator includes an enclosed 15-seat capsule in which audiences are seated during a given ride. Inside the capsule, each seat faces a screen at the front of the capsule, onto which the ride film is projected. Company attractions consists of one or more capsules, the number of which will vary depending on the size and desired seating capacity of a particular location. The Las Vegas Facility consists of four capsules of 15 seats each and the West Edmonton Mall Facility and the Atlanta Facility each consist of one capsule.

         Capsules are mounted on top of a motion base consisting of six independent hydraulic cylinders that control the movement of the attached capsule. The motion bases allow an audience to experience a full six degrees of motion (pitch, roll, heave, yaw, surge and sway). Through the use of the motion base, capsules have a maximum range of motion of approximately six feet and can be programmed to move in a wider and, as a result, more realistic range of motions than is possible with the three degrees of motion (pitch, roll and heave) utilized in many existing motion simulator rides. The motion bases used by the Company are constructed by a manufacturer of military and commercial flight simulators.

         Each simulator combines the motion base and capsule with two video projectors and audio systems which provides a visual and audio presentation without the degeneration of picture and sound that is common to film formats under heavy usage. In addition, the use of laser disk players enables the Company to avoid delays associated with rewinding traditional film and enables the Company to change ride films with the push of a single button. The projection equipment used by the Company is capable of projecting both 3-D and standard ride films.

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

         The equipment utilized by the Company contains relatively standard hydraulic components that are readily available through various vendors and suppliers. Should the need arise, the Company believes that other vendors are available that could manufacture and maintain its equipment. In addition, because each simulator is completely independent of the other simulators in a given location, the Company is able to perform routine maintenance and make any necessary repairs to simulator equipment without hindering the operation of the entire attraction at a facility that has more than one capsule.

         3-D Films

         Each of the Company's attractions utilizes 3-D technology in the exhibition of ride films. This 3-D technology creates the illusion of three-dimensional images. The technology involves the filming and simultaneous projection of images that are slightly offset from each other which, when viewed with special polarized glasses, create an illusion of depth and off-screen effects which are not possible with traditional 2-D filmed entertainment.

         As of December 31, 1998, the Company had completed production of six ride films for exhibition in its attractions. The Company produces the ride films by contracting with independent film production companies. During March 1998, the Company released a new ski and snowboard film that was produced by Warren Miller Entertainment, and a roller coaster film that was produced by the Company.

         The typical ride film lasts approximately four minutes. Each capsule is able to feature approximately nine to twelve attractions per hour. The Company does not anticipate that any of its attractions will operate at or near maximum capacity.

Facility Operations

         The Company currently generates virtually all of its income from the sale of ride tickets. Customers purchase ride tickets at the ticket booth. Prior to the showing, ticket holders are led through an entry where their tickets are taken and they are handed 3-D glasses and led into a pre-show area. While the previous audience is inside the capsule viewing the ride film, ticket holders in the pre-show area watch a short film on a video monitor outlining safety instructions and other information regarding the ride.

         Once the previous showing has been completed, ticket holders are led into the capsule. Each seat in the capsule has a safety belt that audience members are required to wear for the duration of the ride film. The audience and the area surrounding the capsule are monitored via video cameras by the ride operator during each showing for the safety of audience members. Upon completion of the ride film, audiences exit back into the lobby area where the 3-D glasses are deposited into a return basket for cleaning.

         The hours of operation for all of the Company's facilities are generally from 11:00 a.m. to 11:30 p.m. The average ticket price is generally less than $4.00 due to the Company's practice of selling multiple features per ticket and the use of coupons and other promotional discounts.

Joint Venture

         On May 29, 1998, the Company entered into a three-year joint venture agreement with Dave & Buster's, Inc., to install its 3-D motion simulation theater at Dave & Buster's, Inc. facility in Atlanta, Georgia. Dave & Buster's, Inc. was responsible for providing the space in its Atlanta, Georgia facility and prepared the premises for installation. The Company was responsible for the transportation and installation of the theater. During the year ended December 31, 1998, the Company incurred $95,924 in transportation and installation costs and $367,683 in equipment costs. Management does not expect any additional expenditures relating to the installation of this facility. The theater installation was completed and operational on September 14, 1998. The joint venture agreement can be terminated by either party prior to the end of the three year period if, among other things, certain revenue and cash flow goals are not achieved.

Sale of Systems to Third Party Operators

         The Company plans to pursue customers for the sale or joint venture of its simulator systems. The Company also intends to lease its film library to buyers of its simulator systems for an annual fee based on a percentage of gross revenues generated by the sold capsules with a minimum rental fee due annually. There can be no assurance that the Company will be successful in its efforts to sell its capsules to third party operators.

Competition

         The Company faces intense competition in the development and marketing of attractions. Such competition extends to gaining access to desirable locations for attractions, as well as to selling or leasing simulators and ride films. IMAX Corporation, Iwerks Entertainment, Inc., Showscan Corporation and other companies develop and market simulators that compete with the simulators and related filmed entertainment being developed and marketed by the Company. Many of these corporations have greater financial and marketing resources than the Company and have established reputations for success in the development and marketing of products that are competitive with those of the Company. In addition, there are no significant barriers to entry that would prevent additional competitors from competing with the Company in the development and operation of attractions on a site-by-site basis.

         The Company also competes with existing motion simulators on a site-by-site basis. The Company is aware of several competing motion simulator attractions either currently existing or planned to be opened in the vicinity of its facilities, including a motion simulator attraction developed by Caesar's Palace Hotel and Casino with IMAX Corporation which was opened during December 1997 in the new expansion of the Forum Shops. In addition, the Excalibur Hotel in Las Vegas has a simulator ride facility that has been operational for many years. The MGM Grand Hotel and Casino Theme Park, the Hilton Hotel Casino, and the Luxor Hotel and Casino in Las Vegas offer motion simulator attractions. Other hotels or theme parks in Las Vegas may also acquire or develop motion simulator attractions, including such major new hotels such as the Bellagio, the Mandalay Bay, the Paris and the Venetian. The Company also competes for customers to some extent with theme parks, traditional motion pictures and other forms of filmed or computer entertainment. Similarly, the West Edmonton Mall Facility competes with existing motion simulators within the West Edmonton Mall. The Company's attractions compete with other attractions and entertainment alternatives in a given region on the basis of location, price and content of its ride films.

         The Company believes that the real estate experience of its management will assist it in effectively competing in locating and acquiring favorable locations for its attractions. In addition, the Company believes that the compact size and realistic motion capabilities of its simulators, as well as the unique and entertaining thematic elements and effects of its ride films will enable it to effectively compete for customers for the sale and leasing of its simulators and ride films.

Seasonality

         Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The degree of this seasonality varies among attractions depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities to be highest in June through September (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more effected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the winter months in Alberta, Canada. The revenues generated during peak tourist periods have a significant impact on the Company's results of operations.

Trademarks, Copyrights and Patents

         On January 12, 1999, the Company was granted Patent No. 5,857,917 by the United States Patent and Trademark Office for 3-D video projected motion simulator rides. However, there can be no assurance that the Company will be able to utilize this patent to prevent competitors from developing similar simulator systems.

         During 1996, the Company obtained a trademark for "Cinema Ride" and a trademark for "Ride Guy". In addition, the Company holds copyright protection for each of the ride films owned by the Company. While the Company believes that patent, copyright and other protection is desirable, the Company believes that they are less significant to the Company's success than factors such as the location and marketing of attractions and the production or acquisition of entertaining ride films.

Insurance

         The Company maintains comprehensive general liability and excess liability coverage of $16,000,000, business personal property coverage including leasehold improvements of $5,000,000, business income loss coverage of $2,500,000, and comprehensive automobile insurance of $1,000,000. The Company believes such insurance will adequately insure all of its current operations. Additional insurance may be required should the Company open any additional attractions.

         The Company also maintains $1,000,000 "key-man" life insurance on the life of Mitch Francis, its President and Chief Executive Officer, as to which the Company is the sole beneficiary.

Governmental Regulations

         The Company is subject to certain governmental regulations that establish standards for the design, construction, installation, alteration, maintenance, operation and inspection of amusement rides such as the Company's attractions. The Company has obtained all necessary permits and approvals.

Employees

         As of March 19, 1999, the Company had two full-time employees at its corporate offices (including its officers), 20 employees at its Las Vegas Facility and four employees at its West Edmonton Mall Facility. Should the Company add new facilities, the Company expects to hire additional employees to manage and operate the new facilities. The Company's employees are not represented by any unions. The Company believes that its relations with its employees are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

Las Vegas Facility

         In October 1993, the Company entered into a lease agreement for a site in the Forum Shops adjacent to Caesar's Palace Hotel and Casino that houses the Company's Las Vegas Facility. The Las Vegas Facility lease has a term of 10 years with an option to extend the term of the lease for an additional five years at then current market rates.

         The lease for the Las Vegas Facility granted the Company the exclusive right to operate a motion simulator attraction within the Forum Shops. However, pursuant to an amendment between the Company and the lessor of the Forum Shops, the Company agreed to permit a themed simulator attraction into the mall in exchange for several concessions from the landlord.

         During the three months ended September 30, 1998, the landlord at the Las Vegas Facility announced its intention to expand the Forum Shop mall where the Company's Las Vegas Facility is located. Construction is scheduled to commence during 1999 within a close proximity to the Company's facility, which could interfere with or interrupt the Company's business. Management is unable to estimate the effect, if any, that such construction will have on its Las Vegas Facility's operations.

West Edmonton Mall Facility

         During July 1995, the Company, through its wholly-owned Alberta, Canada subsidiary, Cinema Ride Edmonton, Inc., entered into a five-year lease agreement to install and operate one capsule in the West Edmonton Mall, Alberta, Canada. The rent is based on the greater of a minimum monthly payment of CN$5,000 or 20% of gross sales in excess of CN$300,000 per year. During 1998, the lease agreement was amended to increase the minimum monthly payment to CN$5,250 and to adjust the percentage rent payable under the lease to 20% for all gross sales in excess of CN$400,000 per year.

         The West Edmonton Mall consists of 5,200,000 square feet of rentable space, combining recreation, entertainment and retail shops. The mall also includes a 360 room hotel, a gambling casino, several restaurants, an ice skating ring, a dolphin show, a water park, 20 aquariums, a miniature golf course, a roller coaster, and a motion simulator. The Company's facility is located within the food court of the mall, thus capitalizing on the traffic that the food court generates, especially in the high tourist season.

         The West Edmonton Mall is involved in an expansion project that includes an entertainment center and an IMAX Theater. Construction is expected to be completed during 1999. Management is unable to estimate the effect, if any, that such additional entertainment facilities will have on its West Edmonton Mall Facility's operations.

Times Square Facility

         During August 1995, the Company, through its wholly-owned New York subsidiary, Cinema Ride Times Square, Inc., entered into a lease agreement with Three Times Square Center Partners, L.P. (the "Landlord") to install three capsules in Times Square, New York City. The lease term was for approximately ten years with two five year renewal options. The Times Square Facility commenced operations in September 1996. The total cost of design, construction and installation of the Times Square Facility was approximately $3,200,000, excluding signage.

         The Company entered into an agreement dated October 28, 1997 with the Landlord to terminate the lease due to the intended demolition of the building where the Facility was located. The agreement, among other things, required the Company to vacate the premises by February 28, 1998 and to waive the security deposit previously made to the Landlord of approximately $30,000. In consideration, the landlord paid the Company $500,000 upon the execution of the agreement, agreed to a rent concession for the period from April 1997 through October 1997, waived its right for all future rents following execution of the agreement to include the months of

November 1997 through February 1998, and paid the Company an additional $500,000 upon the timely delivery of possession of the premises to the landlord on or before February 28, 1998. The Company informed the landlord on February 26, 1998 that the Company had vacated the premises, and the remaining $500,000 payment was received on March 5, 1998. The Company is currently seeking a new location to replace this Facility. During the year ended December 31, 1997, the Company recorded $275,548 in impairment losses due to the write-down of signage and equipment and moving costs related to the Times Square Facility.

         During the three months ended June 30, 1996, the Company entered into a lease agreement for a sign to be installed at the Times Square Facility. The lease term was for 60 months commencing the first month following installation of the sign. Certain disputes arose with respect to the obligation to the lessor of the sign, and, commencing with the lease payment for the month of April 1997, the Company withheld making payments. During March 1998, the Company reached an agreement with the lessor of the sign whereby both parties agreed to terminate the lease. The Company agreed to purchase the sign for $100,000 in cash, and the lessor agreed to return to the Company 93,482 shares of the Company's common stock, which were previously issued to the lessor in December 1996.

Corporate Offices

         The Company leases office space in Studio City, California as its corporate headquarters. The lease is for a period of five years commencing July 1995, with one three-year renewal option at 95% of the then fair market rental value. The base rent requires monthly payments of $5,029 for the first thirty-six months, monthly payments of $5,334 for the following eighteen months, and monthly payments of $5,639 thereafter.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since March 12, 1998, the common stock of the Company has traded on the OTC Bulletin Board under the symbol "MOVE". From September 1994 through March 11, 1998, the Company's common stock was traded on the Nasdaq SmallCap Market. The Company's common stock was delisted from the Nasdaq SmallCap Market on March 11, 1998 for failure to maintain compliance with the minimum bid price and market value of public float requirements. The following table sets forth the range of reported closing bid prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The information set forth below reflects the one for eight reverse stock split effective May 29, 1998. The information set forth below was obtained from America Online, Inc.

                                                       HIGH      LOW
                                                       ----      ----
FISCAL YEAR ENDED DECEMBER 31, 1997:

Three months ended -

March 31, 1997                                        $3.50      $2.50

June 30, 1997                                          2.50       1.50

September 30, 1997                                     2.00       1.75

December 31, 1997                                      1.00       0.25

FISCAL YEAR ENDED DECEMBER 31, 1998:

March 31, 1998                                         1.20       0.50

June 30, 1998                                          1.00       0.50

September 30, 1998                                     0.69       0.19

December 31, 1998                                      0.14       0.13


January 1, 1999 through March 19, 1999                 0.25       0.06


         As of March 19, 1999, the Company had 196 shareholders of record with respect to the Company's common stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 850 beneficial shareholders of its common stock as of March 19, 1999.

         Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that my be issued and outstanding. The Company has not paid cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth and development of the Company.

         During the year ended December 31, 1997, the Company issued 2,000 shares of common stock to vendors with an aggregate fair market value of $960 in exchange for services rendered.

         During January 1997, the Company issued 6,875 shares of common stock to employees, including 6,250 shares to the Company's Chief Financial Officer, with an aggregate fair market value of $20,900.

         During April 1997, in conjunction with obtaining a $50,000 loan from a related party, the Company issued warrants to purchase 3,125 shares of common stock with an exercise price of $2.24 per warrant. The warrants had an aggregate fair value of $3,000.

         During the year ended December 31, 1997, the Company issued stock options to purchase an aggregate of 2,500 shares of common stock to its non-employee directors with an aggregate fair value of $14,652.

         During the year ended December 31, 1997, the Company issued stock options to various employees to purchase an aggregate of 78,750 shares of common stock with exercise prices ranging from $0.19 to $0.25 per share.

         During January 1998, the Company issued 6,474 shares of common stock to its Chief Financial Officer with an aggregate fair value of $3,107.

         During the year ended December 31, 1998, the Company issued stock options to various employees and directors to purchase an aggregate of 169,688 shares of common stock with exercise prices ranging from $0.39 to $0.42 per share.

         During the year ended December 31, 1998, the Company issued 25,000 shares of common stock with an exercise price of $0.25 per share to its President and Chief Executive Officer.

         The shares of common stock, stock options and warrants were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         The Company was formed in April 1993, and operations of the Company commenced in October 1994 when the Las Vegas Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility, the Times Square Facility, and the Atlanta Facility in August 1995, September 1996 and September 1998, respectively. The Company closed the Times Square Facility in January 1998.

Results of Operations

Years Ended December 31, 1998 and 1997

         Revenues decreased by 39% or $1,497,621 to $2,377,674 in 1998 from $3,875,295 in 1997, primarily as a result of a decrease in revenues from the Times Square Facility, which was closed in January 1998.

         Equity in net income of joint venture was $5,578 for 1998. The joint venture with Dave & Buster's, Inc. commenced operations in September 1998 (see "ITEM 1. DESCRIPTION OF BUSINESS - Joint Venture"), and the Company anticipates that equity in net income of joint venture will increase in the years subsequent to 1998.

         Selling, general and administrative expenses decreased by 35% or $1,240,813, to $2,308,453 in 1998 from $3,549,266 in 1997, primarily as a result of a decrease of approximately $1,109,849 in expenses related to the Times Square Facility. Although general and administrative expenses decreased by approximately $290,703, primarily as a result of reduced personnel related costs and professional fees, increased operating costs at the Las Vegas Facility and at the West Edmonton Mall Facility offset a substantial portion of such decreases.

         During 1997, the Company recorded an impairment loss of $275,548 relating to the closure of the Times Square Facility, due to the write-down of signage and equipment and moving costs.

         Depreciation and amortization decreased by 42% or $444,978, to $606,956 in 1998 from $1,051,934 in 1997, primarily as a result of a decrease of approximately $554,713 in depreciation and amortization related to the Times Square Facility. This decrease in depreciation and amortization was offset in part by an increase in amortization of films that were released in 1998.

         Interest expense decreased by 51% or $237,353, to $228,004 in 1998 from $465,357 in 1997, primarily as a result of the Company's write off of $146,103 in deferred interest in 1997, a reduction in the principal balance on the note payable to lender, and a reduction in the outstanding balance of capital lease obligations.

         During 1998, the Company recorded a reserve for impairment of theater and film equipment available for use and disposal of $1,399,797, to provide a reserve for excess equipment that the Company determined will not be used in its operations in the foreseeable future.

         The Company recorded a net loss of $2,062,953 in 1998, as compared to a loss of $1,454,545 in 1997.

         As of December 31, 1998, the Company had Federal and California net operating loss carryforwards of approximately $6,364,638 and $3,182,319, respectively, available to offset future Federal and California taxable income. The unused net operating loss carryforwards expire in various amounts through 2018 for Federal and through 2013 for California state purposes.

         Net deferred tax assets of approximately $2,354,906 at December 31, 1998 resulting from net operating losses, tax credits and other temporary differences have been offset by a valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.

Years Ended December 31, 1997 and 1996

         Revenues increased by 17% or $565,132 to $3,875,295 in 1997 from $3,310,163 in 1996. Revenues increased in 1997 as compared to 1996 primarily as a result of an increase in revenues of $1,028,211 or 184% from the Times Square Facility, which opened during September 1996 and was open for the full year in 1997, to $1,586,439 in 1997 from $558,229 in 1996. The increase in revenues from the Times Square Facility was partially offset by a decrease in revenues at the Las Vegas Facility of 17% or $432,289, to $2,069,223 in 1997 from $2,501,512 in
1996, which management believes was due to lower attendance at the Forum Shops, which resulted from the construction of the new wing at Caesar's Palace Hotel and Casino and the opening of other casinos, and a decrease in revenues at the West Edmonton Mall Facility of 12% or $30,900, to $220,400 in 1997 from $251,300 in 1996. The Company raised the price of a single ticket at the Las Vegas and Times Square Facilities to $8.00 from $7.00, which partially offset the decrease in revenues due to the lower attendance. However, the average ticket price remained under $4.00 due to discounts offered through multiple purchases of tickets.

         Selling, general and administrative expenses increased by 14% or $441,891, to $3,549,266 in 1997 from $3,107,375 in 1996, primarily as a result of an increase in expenses of approximately $637,000 relating to the new Times Square Facility, which opened in September 1996 and was open for the full year in 1997.

         During 1997 the Company recorded an impairment loss of $275,548 relating to the closure of the Times Square Facility, due to the write-down of signage and equipment and moving costs.

         Depreciation and amortization increased by 26% or $220,007, to $1,051,934 in 1997 from $831,927 in 1996, primarily as a result of the new Times Square Facility, which contributed to an increase of $381,291 in 1997, and which was partially offset by a decrease of approximately $125,000 relating to the write off of certain assets in 1996.

         Interest expense increased by 89% or $218,557, to $465,357 in 1997 from $246,800 in 1996, primarily as result of the Company interest expense incurred on the note payable to the lender in 1997.

Liquidity and Capital Resources

         Net cash provided by operating activities increased by $78,218, to $130,431 in 1998 from $52,213 in 1997, primarily as a result of the decrease in cash utilized to pay accounts payable and accrued expenses. However, at December 31, 1998, the Company's cash and cash equivalents had decreased by $465,289, to $240,341, as compared to $705,630 at December 31, 1997. As a result, the Company had a working capital deficit of ($72,319) at December 31, 1998, as compared to working capital of $367,196 at December 31, 1997, resulting in current ratios of
 .81:1 and 1.15:1 at December 31, 1998 and 1997, respectively.

         The Company has suffered recurring operating losses and had a working capital deficit at December 31, 1998 that impairs its ability to obtain additional financing. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company intends to manage its short-term liquidity concerns through renegotiation of the terms of the note payable to the Lender and a line of credit provided by its Chief Executive Officer, as described below. The Company is also continuing its efforts to improve operating efficiencies and reduce operating expenses, as well as to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business opportunities. However, there can be no assurances that the Company will be able to secure additional capital, or that if such capital is available, whether the terms and conditions would be acceptable to the Company.

         Net cash used in investing activities increased by $55,008, to $154,358 in 1998 from $99,350 in 1997, primarily as a result of the Company's investment in joint venture and a loan made to an officer. This increase was partially offset by a decrease in capital expenditures and film production costs.

         Net cash used in financing activities decreased by $201,849, to $441,362 in 1998 from $643,211 in 1997, primarily as a result of principal reductions on notes payable in 1997, which were partially offset by the proceeds from notes payable of $150,000 in 1997.

         The Company has relied on the proceeds from the sale of its securities and from loans and equipment leases to provide the cash necessary to develop its facilities and ride films and to operate its business.

         The Company generates the majority of its revenues from the Las Vegas Facility. In connection with the December 1995 amendment to the Las Vegas Facility lease, the Company waived its exclusivity right within the Forum Shops by allowing an IMAX Simulator Theater to be installed within the Forum shops. However, the Company obtained the right to terminate its lease if the Company's sales for any full lease year after the opening of the IMAX Simulator Theater do not equal or exceed $2,000,000, and in return the landlord obtained the right to terminate the lease if sales for any full lease year do not equal or exceed $1,500,000. The IMAX Simulator Theater opened during December 1997 and the Company has not experienced any significant decrease in revenues during 1998. However, there can be no assurances that revenues in subsequent years at the Las Vegas Facility will not decrease below $1,500,000 annually and that the landlord will not terminate the lease.

         On March 6, 1996, the Company's wholly-owned subsidiary, Cinema Ride Edmonton, Inc., obtained a $40.328 loan from a Canadian bank with interest at price plus 2% per annum. The loan had a term of four years and required monthly payments of approximately $1,027. The loan may be prepaid at any time without penalty. The lender was granted a first security interest in the equipment and improvements located at the West Edmonton Mall Facility. The loan was guaranteed by the Company, and restricts the transfer of funds to the Company other than excess cash flows. As of December 31, 1998, the loan had a principal balance outstanding of $10,052.

         On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc. (the "Lender") which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, for financial reporting purposes this financing agreement was accounted for as a note payable. The gross loan amount was $1,575,027, repayable over a four year period at $40,903 per month with a balloon payment of $157,503. The loan bears interest at an annual rate of 15.7%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. In connection with obtaining the financing, the Lender required the Company to raise a minimum of $500,000 through a combination of equity, subordinated debt, or conversion to equity of existing notes or liabilities. The Company has issued 55,536 shares of common stock to various vendors and 31,250 shares to existing note holders as payment for amounts owed by the Company, thus enabling the Company to meet the Lender's requirement. The Company also issued 12,500 warrants to the Lender at an exercise price of $16.00 per share, and an aggregate of 33,205 warrants to the brokers who arranged the financing at an exercise price of $3.28 per share, which was approximately 110% of the fair market value of the Company's common stock at the closing date of the financing. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 per month to $21,879 per month, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503.

         During April 1997, the Company obtained a $50,000 loan from a related party bearing interest at 18% per annum, with both principal and interest due in six months. In connection with obtaining this loan, the Company issued warrants to purchase 3,125 shares of common stock at an exercise price of $2.24 per share. The note, including accrued interest, was fully paid during 1997.

         On February 2, 1999, the Company entered into a loan agreement with the Company's President and Chief Executive Officer. The loan agreement amends the existing notes receivable from him to allow the Company the right to demand repayment within 90 days of a written request. The loan agreement also includes a line of credit of $120,000 that matures on February 2, 2002, with interest at 12% per annum. The line of credit is secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company has granted the President and Chief Executive Officer warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002.

Company Outlook

Identify and Develop New Sites for Attractions

         Subject to the availability of operating capital, the Company intends to seek additional locations for attractions. The Company intends to target sites for its attractions which are in large metropolitan areas or which are at tourist destinations that attract more than three million persons per year. The Company's objective is to lease high-profile, high-traffic space at a reasonable cost in areas with a large number of permanent residents and which do not have extreme seasonal attendance patterns, and which are at or near other complementary tourist attractions.

         The Company believes that each new attraction will take approximately four to six months from lease execution to commencement of operations. Total cost of developing new attractions, including construction, fixtures, equipment and start-up costs after completion are estimated to be at least $1,250,000 per two-capsule site. These costs will vary depending on the leased space, the scope of any tenant improvements required to be performed by the Company in connection with leasing a given location and the number of capsules installed, as well as the size and location of the planned attraction. In addition to the cost of the equipment necessary to establish a new attraction location, the Company estimates that it will add approximately twenty employees per each additional two-capsule location that it owns and operates. There can be no assurances that the Company will be able to locate acceptable new sites in which to establish new attractions, or that the Company will be able to fund the development of any new sites that it may select. However, the Company currently owns four capsules that are available for installation at future sites.

         In order to reduce the out-of-pocket costs in the development of attractions, the Company may also explore joint venture arrangements with third parties. The Company and its joint venture partner would split the profits, if any, from the attraction based on their respective contributions to the joint venture.

Simulator Sales, Joint Ventures and Ride Film Leasing

         The Company intends to pursue the joint venture or sale of simulator equipment to property owners and businesses that wish to operate their own attractions. The sale of simulators to third parties would provide the Company with an additional source of revenues and profits with a lesser degree of risk than is associated with owning and operating systems. Additional revenues would be generated from the leasing of the Company's library of ride films to purchasers of the Company's simulators or to operators of already existing simulators. The Company does not intend to sell simulators or license ride films into markets in which it expects to operate its own attractions.

         It is expected that the Company's management will continue to be responsible for the marketing of the Company's simulators and ride films for sale and/or leasing. However, the Company may retain the services of outside or in-house sales representatives to locate potential purchasers of simulators and licensees of ride films.

Year 2000 Issue

         The Year 2000 Issue results from the fact that certain computer programs have been written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, sell tickets or engage in similar normal business activities.

         Based on a recent internal assessment, the Company has determined that its software programs are already year 2000 compliant, or that the cost of any needed modifications will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company adopted SFAS No. 130 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 130 did not have a material effect on the Company's financial statement presentation and disclosures.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 131 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 131 did not have a material effect on the Company's financial statement presentation and disclosures.

         In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 132 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 132 did not have a material effect on the Company's financial statement presentation and disclosures.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2000, and does not anticipate that adoption of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 19, 1999. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME                   AGE        POSITION(S)
----                   ---        -----------
Mitchell J. Francis    44         Chairman of the Board of Directors, President,
                                  Chief Executive Officer and Chief Financial
                                  Officer

Benjamin Frankel       63         Director

Norman Feirstein       50         Director


Biographies of Directors and Executive Officers

Mitchell J. Francis. Mr. Francis has been the Chairman of the Board of Directors since June 1993, has been Chief Executive Officer, President and a director since the Company's inception in April 1993, and has been Chief Financial Officer since March 1, 1999. Prior to founding the Company, Mr. Francis was involved in site acquisition, analysis, architectural design, construction, management and marketing of numerous residential and commercial projects and has been the general partner of several real estate limited partnerships. Mr. Francis is also the President and principal shareholder of Francis Development Inc., a real estate development company that he founded in 1981.

Benjamin Frankel. Mr. Frankel has been a director of the Company since March 17, 1995. Mr. Frankel is a certified public accountant and has been a partner in the accountancy firm of Frankel, Lodgen, Lacher, Golditch & Sardi and its predecessors since 1965.

Norman Feirstein. Mr. Feirstein has been a director of the Company since March 17, 1995. Mr. Feirstein practiced law as a sole practitioner from 1978 until July 1993. Since such time, Mr. Feirstein has practiced law as the Law Offices of Norman Feirstein, P.C.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange

Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

         Based on a review of the copies of such forms furnished to the Company and written representations from the Company's directors and executive officers, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 1998.

ITEM 10. EXECUTIVE COMPENSATION

         The following table and text sets forth information with respect to the compensation paid to the Chief Executive Officer and the other executive officer of the Company whose total compensation exceeded $100,000 during the fiscal years ended December 31, 1996, 1997 and 1998.


                                        Summary Compensation Table

                                                               Other Annual
Name and Principal Position(s)      Year          Salary       Compensation
------------------------------     -----         -------       ------------
Mitchell J. Francis                 1998        $200,200       $24,384 (2)
Chairman of the Board of            1997         177,330        22,934 (3)
Directors, President and            1996         153,373        18,240 (4)
Chief Executive Officer

Toufic R. Bassil  (1)               1998         129,600         3,107 (5)
Chief Financial Officer,            1997         125,000        19,000 (6)
Secretary and Treasurer             1996          93,206        15,900 (7)

----------------------

(1) Mr. Bassil's employment as an officer of the Company terminated effective March 1, 1999.

(2) Includes $2,810 in disability insurance premiums, $11,001 in automobile expense, $5,422 in life insurance premiums and $5,151 in medical insurance premiums paid to or on behalf of Mr. Francis in 1998.

(3) Includes $4,688 in disability insurance premiums, $11,073 in automobile expense, $2,409 in life insurance premiums and $4,764 in medical insurance premiums paid to or on behalf of Mr. Francis in 1997.

(4) Includes $3,747 in disability insurance premiums, $7,521 in automobile expense and $6,972 in medical insurance premiums paid to or on behalf of Mr. Francis in 1996.

(5) Represents the value of 6,474 shares of common stock issued to Mr. Basil during 1998.

(6) Represents the value of 6,250 shares of common stock issued to Mr. Basil during 1997.

(7) Represents the value of 3,750 shares of common stock issued to Mr. Basil during 1996.

Board of Directors

         During the year ended December 31, 1998, the Company had two meetings of the Board of Directors. Each director attended all of the meetings of the Board of Directors and all of the meetings of the committees on which he served. For serving on the Board of Directors, directors who are not employees of the Company receive $1,000 for each meeting of the Board of Directors, and reimbursement for any expenses incurred in attending board meetings. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. The non-employee directors are eligible to participate in the 1995 Directors Stock Option Plan.

         The Company does not have a nominating committee of the Board of Directors, or any committee performing similar functions. The nominees for election as a director are selected by the Board of Directors.

         The compensation committee of the Board of Directors consists of the three directors of the Company, one of whom is an employee of the Company. The compensation committee reviews the performance of the executive officers of the Company and reviews the compensation programs for key employees, including salary and bonus levels.

         The audit committee of the Board of Directors consists of Benjamin Frankel and Norman Feirstein, neither of whom is an employee of the Company. The audit committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent public accountants, the scope of the annual audits, the nature of non-audit services, and the fees to be paid to the independent public accountants, the performance of the Company's independent public accountants, and the accounting practices of the Company.

         The stock option committee of the Board of Directors consists of Benjamin Frankel and Norman Feirstein, neither of whom is an employee of the Company. The stock option committee is responsible for the operation and administration of the Company's stock option plans, including the grants thereunder.

Employment Agreements

         Effective September 1, 1997, the Company entered into a three year employment agreement with Mitchell J. Francis to serve as Chairman, President and Chief Executive Officer. The agreement provided for a base annual salary of $195,000, annual increases of 8%, annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000. The agreement also provided for the issuance of 37,500 stock options, with a current exercise price of $0.43 per share, through September 1, 2002, and vesting in equal annual increments over the three years subsequent to their issuance. The agreement provided for the granting of additional performance stock options based on various occurrences such as opening of new locations, obtaining additional funds, and attaining and maintaining certain market prices for the Company's common stock. In conjunction with the opening of the Company's new facility in Atlanta, Georgia in September 1998, the Company granted Mr. Francis a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 per share for a period of five years.

         Effective April 1, 1997, the Company entered into a three year employment agreement with Toufic R. Bassil to serve as the Company's Chief Financial Officer. The agreement provided for a base annual salary of $120,000 and annual increases of 8%. The agreement also provided for the issuance of 12,500 stock options, with a current exercise price of $0.39 per share, through April 1, 2002, and vesting in equal annual increments over the two years subsequent to their issuance. Mr. Bassil's employment as an officer of the Company terminated effective March 1, 1999. In conjunction therewith, Mr. Bassil's employment agreement and severance agreement with the Company were terminated, and the Company agreed to pay Mr. Bassil approximately $70,000.

         Effective May 13, 1998, the Company entered into a severance agreement with Mitchell J. Francis that provided for certain compensation to such executive officer in the event of a change in control of the Company. The term of the severance agreement is through June 30, 1999, at which time it is automatically extended for one year periods commencing on July 1, 1999 and on each subsequent July 1, unless the Company gives notice not later than December 31 of the preceding year that it does not wish to extend the severance agreement. A change in control of the Company is defined as (a) the acquisition by any person or entity of 20% or more of the Company's voting equity securities, (b) a change in control of the Board of Directors, or (c) a merger or consolidation of the Company with any other entity, unless the shareholders of the Company prior to the merger or consolidation continue to represent at least 80% of the combined voting power of the merged entity. In the event of a change in control, among other compensation and benefits, the severance agreement entitles Mr. Francis to receive a severance payment of five times his current annual salary.

Stock Option Plans

         In June 1994, the Company adopted the Cinema Ride, Inc. Stock Option Plan (the "Option Plan"), under which stock options to purchase a maximum of 112,500 shares of common stock of the Company may be issued pursuant to incentive and non-qualified stock options granted to officers, employees, directors and consultants of the Company. The Option Plan is administered by the Board of Directors or, in the discretion of the Board of Directors, by a committee of not less than two individuals with authority to determine employees to whom options will be granted, the timing and manner of grants of options, the exercise prices, the number of shares covered by the options, the terms of the options, and all other determinations necessary or advisable for administration of the Option Plan.

         The purchase price for the shares subject to any incentive stock option granted under the Option Plan shall not be less than 100% of the fair market value of the shares of common stock of the Company on the date of the option is granted (110% for stockholders who own in excess of 10% of the outstanding common stock). No options shall be exercisable after the earliest of the following: the expiration of 10 years after the date the option is granted; three months after the date the optionee's employment with the Company terminates if termination is for any reason other than permanent disability or death; or one year after the date the optionee's employment terminates if termination is a result of death or permanent disability. Unless sooner terminated by the Board of Directors, the Option Plan expires on December 31, 2003.

         In December 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Plan"), under which stock options to purchase a maximum of 12,500 shares of common stock of the Company may be issued to non-employee directors of the Company. The

Directors Plan provides that on the fourth business day following each annual meeting of stockholders, each director who is not an employee of the Company automatically receives a non-statutory option to purchase 1,250 shares at the fair market value on the date of grant. The Company granted Mr. Frankel and Mr. Feirstein 1,250 options each under the Directors Plan during 1997 and 1998.

         All stock options shown below reflect the one for eight reverse stock split effective May 29, 1998. On June 18, 1998, the Board of Directors cancelled all issued and outstanding stock options at that time and reissued them based on the current fair market value of $0.39 per share.

         During the year ended December 31, 1998, officers of the Company were granted stock options under the Option Plan as shown below.

                            Stock Option Grants Table

                             Number of           Percent of         Weighted
                              Options          Options Granted      Exercise
Name                          Granted          to Total Options      Price
----                          -------             Granted           --------
                                                  -------
Mitchell J. Francis           95,188                79.5%            $0.43

Toufic R. Bassil  (1)          9,375                 7.8%            $0.39
                             -------                ----
Total                        104,563                87.3%
                             -------                ----
                             -------                ----

-------------
(1) Mr. Bassil's employment as an officer of the Company terminated effective March 1, 1999.

         A summary of stock options held by the Company's officers as of December 31, 1998 is presented below. No stock options were exercised during 1997 or 1998.

                            Stock Option Value Table


                                      Number of
                                      Shares of                                   Value of
                                     Common Stock                                Unexercised
                                      Underlying                                in-the-Money
                                     Stock Options         Weighted            Stock Options at
                                 ----------------------    Exercise           Fiscal Year-End (1)
Name                             Unvested        Vested      Price           Unvested      Vested
----                             --------        ------      -----          ---------      -------
Mitchell J. Francis               28,396         66,792      $0.43          $   --          $   --

Toufic R. Bassil (2)               7,292          2,083      $0.39              --              --
                                 -------         ------                      --------        -------
Total                             35,688         68,875                     $   --          $   --
                                 -------         ------                      --------        -------
                                 -------         ------                      --------        -------

-------------------
(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and the market price for the common stock of $0.13 per share on December 31, 1998.

(2) Mr. Bassil's employment as an officer of the Company terminated effective March 1, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

         As of March 19, 1999, the Company had a total of 731,823 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company. All common share amounts reflect the one for eight reverse stock split effective May 29, 1998.

         The following table sets forth, as of March 19, 1999: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                                     Percent of
Name and Address                      Amount and Nature of        Shares of Common
Of Beneficial Owner                   Beneficial Ownership       Stock Outstanding (2)
-------------------                   --------------------       ---------------------
Mitchell J. Francis (1)                   1,771,371 (3)                  74.2%

Benjamin Frankel (1)                          7,500 (4)                   1.0%

Norman Feirstein (1)                          5,000 (5)                    .7%

All directors and
Executive officers
as a group (3 persons)                    1,783,871 (6)                  74.4%

----------------------

(1) The address of each such person is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604.

(2) The calculation is based on the number of shares of common stock outstanding on March 19, 1999, plus, with respect to each named person, the number of shares of common stock, if any, which the stockholder has the right to acquire within 60 days thereafter.

(3) Includes 1,656,753 shares of common stock issuable upon exercise of stock options and warrants to acquire an aggregate of 1,685,149 shares of common stock granted to Mitchell J. Francis (see "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements" and "- Stock Option Plans" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Excludes 4,688 shares of common stock owned by Sandra Francis, the wife of Mitchell J. Francis, and 3,125 shares of common stock issuable upon exercise of options granted to Mrs. Francis, as to which Mr. Francis disclaims beneficial ownership.

(4) Includes 5,000 shares of common stock issuable upon exercise of stock options to acquire an aggregate of 5,000 shares of common stock granted to Mr. Frankel. Also includes 2,500 shares of common stock that were issued to the accountancy firm of Frankel, Lodgen, Lacher, Golditch & Sardi in exchange for services rendered in 1994. Mr. Frankel is a partner in such firm, but disclaims beneficial ownership of such shares.

(5) Includes 5,000 shares of common stock issuable upon exercise of stock options to acquire an aggregate of 5,000 shares of common stock granted to Mr. Feirstein.

(6) Includes 1,666,753 shares of common stock issuable upon exercise of stock options.

Changes in Control

         The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 1995, the Company made a $50,000 loan to Mitchell J. Francis, its President and Chief Executive Officer, with interest at 8% per annum.

The maturity date of the loan was originally June 30, 1998, but was extended to June 30, 2001 during 1998. The note is secured by the greater of 5,000 shares of common stock or the number of shares equivalent to the unpaid value of the note. On January 29, 1998, the Company made an additional $35,000 loan to Mr. Francis, with interest at 8.5% per annum. This loan is due on the earlier of June 30, 2001 or six months after Mr. Francis ceases to be an employee of the Company, and is secured by shares of common stock equivalent to the unpaid value of the note. As of December 31, 1997 and 1998, the amount due from Mr. Francis in connection with these loans aggregated $47,462 and $89,631, respectively, including accrued interest of $7,492 and $14,631, respectively.

         During April 1997, the Company obtained a $50,000 loan from Sandra Francis, the wife of Mitchell J. Francis, with interest at 18% per annum and due in six months. In connection with obtaining this loan, the Company issued warrants to purchase 3,125 shares of common stock exercisable at $2.24 per share through April 30, 2003. The warrants were valued at $3,000 and were charged to interest expense during 1997. This loan, including accrued interest, was fully paid during 1997.

         During the years ended December 31, 1997 and 1998, the Company issued 6,250 shares and 6,474 shares of common stock, respectively, to Toufic R. Bassil, its Chief Financial Officer at that time, and recorded the fair market value of the shares of $19,000 and $3,107, respectively, as compensation expense. During February 1999, the Company transferred 6,474 shares of treasury stock to Mr. Bassil.

         On February 2, 1999, the Company entered into a loan agreement with Mitchell J. Francis. The loan agreement amends the existing notes receivable from him to allow the Company the right to demand repayment within 90 days of a written request. The loan agreement also includes a line of credit of $120,000 that matures on February 2, 2002, with interest at 12% per annum. The line of credit is secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company has granted Mr. Francis warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002.

                                    PART IV.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 1998.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CINEMA RIDE, INC.
                                                     (Registrant)



Date:  April 28, 1999                        By:   /s/ Mitchell J. Francis
                                                   -----------------------
                                                   Mitchell J. Francis
                                                   Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 28, 1999                        By:   /s/ Mitchell J. Francis
                                                   -----------------------
                                                   Mitchell J. Francis
                                                   Chief Executive Officer,
                                                   President, Chief Financial
                                                   Officer and Chairman of the
                                                   Board of Directors





Date:  April 28, 1999                        By:   /s/ Benjamin Frankel
                                                   --------------------
                                                   Benjamin Frankel
                                                   Director





Date:  April 28, 1999                        By:   /s/ Norman Feirstein
                                                   --------------------
                                                   Norman Feirstein
                                                   Director

                                  CINEMA RIDE, INC.
                                   AND SUBSIDIARIES





                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1998 AND 1997

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2


CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets                                                      F-3

     Statements of operations                                            F-5

     Statements of stockholders' equity                                  F-6

     Statements of cash flows                                            F-7


SUMMARY OF ACCOUNTING POLICIES                                           F-9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-14


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Cinema Ride, Inc. and Subsidiaries
Studio City, California


We have audited the accompanying consolidated balance sheets of Cinema Ride, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cinema Ride, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ BDO SEIDMAN, LLP


Los Angeles, California
February 14, 1999, except for Notes 9, 14, and 15, as to which the date is March 10, 1999.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                             1998                  1997
------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                     $    240,341          $    705,630
   Inventories                                                          8,666                21,614
   Prepaid expenses                                                    62,139                69,601
   Receivable from Times Square landlord (Note 11)                          -               500,000
   Other receivables                                                      438                   852
   Assets to be disposed - short-term (Note 11)                             -             1,490,915
------------------------------------------------------------------------------------------------------
Total current assets                                                  311,584             2,788,612
------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT (Notes 7, 8, 11 and 15)
   Office equipment and furniture                                     105,477               106,938
   Equipment under capital lease                                      139,474               139,474
   Lease improvements                                                 946,515               943,873
   Theater and film equipment                                       1,653,798             2,953,259
   Theater and film equipment available for use and
      disposal (Note 4)                                                     -               564,432
------------------------------------------------------------------------------------------------------
                                                                    2,845,264             4,707,976
   Accumulated depreciation                                        (1,390,528)           (1,226,811)
------------------------------------------------------------------------------------------------------
                                                                    1,454,736             3,481,165
------------------------------------------------------------------------------------------------------
FILM LIBRARY
   Film projects under development                                          -               316,387
   Film library, net of accumulated amortization of
      $676,293 and $460,710                                           416,477               299,651
------------------------------------------------------------------------------------------------------
                                                                      416,477               616,038
------------------------------------------------------------------------------------------------------
INVESTMENT IN JOINT VENTURE (Note 3)                                  473,957                     -
ASSETS TO BE DISPOSED - LONG-TERM (Note 11)                                 -               161,629
RECEIVABLES FROM OFFICERS (Notes 2 and 15)                             89,631                47,962
CONSULTING AGREEMENT (Note 2)                                          39,016                49,420
DEFERRED LEASE COSTS AND OTHER ASSETS                                 156,679               283,713
------------------------------------------------------------------------------------------------------
Total assets                                                     $  2,942,080          $  7,428,539
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                               1998                  1997
--------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $    243,480          $    539,006
   Current portion of capital lease obligations (Note 6)                 18,985                58,641
   Current portion of note payable to lender (Note 9)                   111,386               322,286
   Current portion of note payable to bank (Note 7)                      10,052                10,568
   Deferred lease termination (Note 11)                                       -             1,490,915
--------------------------------------------------------------------------------------------------------
Total current liabilities                                               383,903             2,421,416
--------------------------------------------------------------------------------------------------------
OBLIGATIONS UNDER CAPITAL LEASE, less current
   portion (Note 6)                                                      63,004               300,819
NOTE PAYABLE TO BANK, less current portion (Note 7)                           -                11,576
NOTE PAYABLE TO LENDER, less current portion (Note 9)                   782,849               894,098
DEFERRED RENT (Note 14)                                                 109,157               137,617
--------------------------------------------------------------------------------------------------------
Total liabilities                                                     1,338,913             3,765,526

COMMITMENTS (Note 14)
--------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Notes 12 and 13)
   Preferred stock, $.01 par value, 500,000 shares authorized,
      none issued                                                             -                     -
   Common stock, $.08 par value, 20,000,000 shares
      authorized, 731,823 and 725,349 shares issued                      58,546                58,028
   Additional paid-in capital                                         9,175,780             9,173,191
   Treasury stock, at cost, 6,474 shares at December 31, 1998
      and 1997                                                          (29,000)              (29,000)
   Accumulated deficit                                               (7,602,159)           (5,539,206)
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                            1,603,167             3,663,013
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $  2,942,080          $  7,428,539
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                                         1998                 1997
--------------------------------------------------------------------------------------------
REVENUES                                                 $  2,377,674         $  3,875,295

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                2,308,453            3,549,266

IMPAIRMENT LOSS (Notes 4 and 11)                            1,399,797              275,548

DEPRECIATION AND AMORTIZATION                                 606,956            1,051,934
--------------------------------------------------------------------------------------------
OPERATING LOSS FROM OPERATIONS                             (1,937,532)          (1,001,453)

OTHER INCOME (EXPENSE)
   Equity in net income of joint venture                        5,578                    -
   Interest income                                             25,724               12,265
   Miscellaneous income                                        12,950                    -
   Interest expense                                          (228,004)            (465,357)
--------------------------------------------------------------------------------------------
   Operating loss before extraordinary item                (2,121,284)          (1,454,455)
--------------------------------------------------------------------------------------------
Extraordinary item - settlement with vendors                   58,331                    -
--------------------------------------------------------------------------------------------
NET LOSS                                                 $ (2,062,953)        $ (1,454,545)
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER COMMON SHARE:
   Operating loss before extraordinary item              $      (2.90)        $      (2.01)
   Extraordinary item                                            0.08                    -
--------------------------------------------------------------------------------------------
NET LOSS                                                 $      (2.82)        $      (2.01)
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                 731,273              723,469
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                            Common Stock
                                          (Notes 12 and 13)     Additional                                              Total
                                       ---------------------     Paid-In        Treasury         Accumulated        Stockholders'
                                        Shares     Amount        Capital          Stock            Deficit              Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1997                 716,474  $  57,318    $  9,134,389     $        -     $ (4,084,661)        $  5,107,046

Issuance of common stock to officer        6,250        500          18,500              -                -               19,000

Issuance of common stock to employee         625         50           1,850              -                -                1,900

Repurchase of stock                            -          -               -        (29,000)               -              (29,000)

Issuance of common stock for services
   rendered                                2,000        160             800              -                -                  960

Issuance of warrants to lenders                -          -           3,000              -                -                3,000

Issuance of warrants to
  directors                                    -          -          14,652              -                -               14,652

Net loss                                       -          -               -              -       (1,454,545)          (1,454,545)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997               725,349     58,028       9,173,191        (29,000)      (5,539,206)           3,663,013

Issuance of common stock to officer        6,474        518           2,589              -                -                3,107

Net loss                                       -          -               -              -       (2,062,953)          (2,062,953)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998               731,823  $  58,546    $  9,175,780     $  (29,000)    $ (7,602,159)        $  1,603,167
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH

YEARS ENDED DECEMBER 31,                                              1998             1997
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $ (2,062,953)    $ (1,454,545)
   Adjustments to reconcile net loss to cash provided by
     operating activities:
      Depreciation and amortization                                   606,956        1,051,934
      Stock issued for services rendered                                3,107           39,512
      Equity in net income of joint venture                            (5,578)               -
      Amortization of consulting agreement                             10,404                -
      Amortization of deferred financing costs                         42,088          192,027
      Settlement with vendors                                         (58,331)               -
      Loss on exchange and other                                        3,141                -
      Impairment loss                                               1,399,797          275,548
      Changes in operating assets and liabilities:
        Inventories                                                    12,948           23,901
        Prepaid expenses and other current assets                      (1,538)          36,405
        Other receivables                                              (6,255)             (58)
        Receivable from Times Square landlord                         500,000          500,000
        Accounts payable and accrued expenses                        (284,895)        (545,320)
        Deferred rent                                                 (28,460)         (16,644)
        Accrued interest payable                                            -          (50,547)
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             130,431           52,213
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES Acquisition of:
      Film production costs                                           (16,019)         (52,515)
      Capital expenditures                                             (2,643)         (46,835)
   Investment in joint venture                                       (108,737)               -
   Dividends from joint venture                                         8,041                -
   Loan made to officer                                               (35,000)               -
------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (154,358)         (99,350)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                              -          150,000
   Payments made on notes payable                                    (334,241)        (739,021)
   Principal payments under capital lease obligation                 (107,121)         (30,190)
   Payments made from officers                                              -            5,000
   Repurchase of stock                                                      -          (29,000)
------------------------------------------------------------------------------------------------
Net cash used in financing activities                                (441,362)        (643,211)
------------------------------------------------------------------------------------------------

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH

YEARS ENDED DECEMBER 31,                                                          1998            1997
------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (465,289)        (690,348)

CASH AND CASH EQUIVALENTS, beginning of year                                      705,630        1,395,978
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                        $   240,341     $    705,630
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                                     $   198,276     $    253,087
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
   Non-cash financing and investing activities:
      Common stock issued to vendors in exchange for services rendered        $         -     $        960
      Issuance of common stock and warrants to employees and directors
                                                                                    3,107           35,552
      Issuance of warrants to lender                                                    -            3,000
      Conversion of accounts payable to notes payable                                   -           12,394


On October 28, 1997, the Company entered into an agreement with the landlord of the Times Square Facility to terminate the lease. As a result of the termination agreement, the Company recorded a receivable from the landlord of $500,000, wrote-off a deposit of $30,767 and accounts payable of $246,134 and recorded a non-cash deferred lease termination liability of $715,367. The Company also transferred leasehold improvements of $1,652,544 from property and equipment to assets to be disposed (Note 11).

During 1997, the Company converted $52,021 of receivables from officers into a five-year consulting agreement (Note 2).

During 1998, the Company transferred $367,683 of equipment into the joint venture as part of its contributed capital.

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CINEMA RIDE, INC. AND SUBSIDIARIES

                           SUMMARY OF ACCOUNTING POLICIES


BUSINESS ACTIVITY    Cinema Ride, Inc. (the "Parent") and Subsidiaries (the
                     "Company") were incorporated in Delaware in April 1993.
                     The Company is in the business of developing and operating rides consisting of motion simulator attractions
                     ("attractions" or "rides") and filmed entertainment ("ride films") that combines projected three-dimensional ("3-D") action films, of approximately four minutes in duration, with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The Company opened its first attraction in Las
                     Vegas in October, 1994. The Company's executive offices are located in Studio City, California.

                     During 1995, the Company established a wholly owned subsidiary, Cinema Ride Edmonton, Inc., a Canadian corporation that operates one motion simulator ride Facility located at the West Edmonton Mall in Alberta, Canada. During the years ended December 31, 1998 and 1997, revenues and long-lived assets for Cinema Ride Edmonton, Inc. were $302,712 and $219,633, respectively, and $271,918 and $332,926, respectively.

                     The Company also established a wholly owned subsidiary, Cinema Ride Times Square, Inc., that operated one motion simulator ride Facility consisting of three capsules, located at New York Times Square which commenced operation in September 1996. On October 28, 1997, the Company entered into an agreement with its landlord to terminate the lease and discontinue operations at New York Times Square (Note 11).

                     All significant intercompany transactions and balances have been eliminated in consolidation.

CONCENTRATION OF     The Company maintains cash balances at various financial
CREDIT RISK          institutions.  Deposits not to exceed $100,000 for each
                     institution are insured by the Federal Deposit Insurance
                     Corporation. At December 31, 1998 and 1997, the Company had uninsured cash and cash equivalents in the amount of $58,412 and $399,379.

PROPERTY AND         Property and equipment are stated at cost.  Depreciation
EQUIPMENT            is provided at the time property and equipment is placed
                     in service using the straight-line method over the estimated useful lives of the assets which range from five to ten years.

                         CINEMA RIDE, INC. AND SUBSIDIARIES

                           SUMMARY OF ACCOUNTING POLICIES


FILM PRODUCTION      Film production costs are stated at the lower of amortized
COSTS                cost or market.  Upon completion, film production costs
                     are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly. A minimum amount of costs are amortized each year.

DEFERRED LEASE       Deferred lease costs represent amounts paid in connection
COSTS                with the successful negotiation of the Company's leases.
                     Costs are amortized on a straight-line basis over the term of the lease.

INCOME TAXES         The Company provides for income taxes in accordance with
                     Statement of Financial Accounting Standards No. 109,
                     Accounting for Income Taxes. Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes and result primarily from differences in methods used to amortize production costs.

FAIR VALUE OF        The carrying amounts of financial instruments including
FINANCIAL            cash and cash equivalents and accounts payable approximate
INSTRUMENTS          fair value because of their short maturity.

                     The carrying amount of long-term debt and capital lease obligations approximate fair value because the interest rates on these instruments approximate the rate the Company could borrow at December 31, 1998.

                     The fair value of receivables from officers cannot be determined due to their related party nature.

FOREIGN CURRENCY     Foreign currency denominated assets and liabilities of the
TRANSLATION          subsidiary where the United States dollar is the
                     functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency was the U.S. dollar. The remeasurement of local currency into U.S. dollars creates translation adjustments which are included in income. The translation exchange loss in 1998 was $7,843. Previously, the Company translated financial statements of the foreign subsidiary, using year end exchange rates for U.S.
                     dollars. The effects of translation was included in the accumulated deficit amount of shareholders' equity. Such translation in 1997 was minimal and totaled $4,871. This change in accounting did not have a material effect on the financial position or results of operations of the Company.

                         CINEMA RIDE, INC. AND SUBSIDIARIES

                           SUMMARY OF ACCOUNTING POLICIES


STOCK-BASED          Statements of Financial Accounting Standards No. 123,
COMPENSATION         "Accounting for Stock-Based Compensation" (SFAS No. 123)
                     establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation.
                     The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,
                     "Accounting for Stock Issued to Employees" with pro forma disclosures of net income as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

LOSS PER SHARE       On March 3, 1997, the FASB issued Statement of Financial
                     Accounting Standard No. 128, "Earnings Per Share"
                     (SFAS 128). SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. The Company has adopted this pronouncement during the fiscal year ended December 31, 1997 and it had no effect on loss per share.

                     For the year ended December 31, 1998, potential common stock representing 194,188 outstanding stock options and 372,074 outstanding warrants are not included since their effect would be anti-dilutive. For the year ended December 31, 1997, potential common stock representing 164,188 outstanding stock options and 447,264 outstanding warrants are not included since their effect would be anti-dilutive.

STATEMENT OF CASH    For purposes of the statement of cash flows, the Company
FLOWS                considers all highly liquid debt instruments with an
                     original maturity of three months or less to be cash equivalents.

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

ACCOUNTING           The preparation of financial statements in conformity with
ESTIMATES            generally accepted accounting principles requires
                     management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF        Statement of Financial Accounting Standards No. 121,
LONG-LIVED ASSETS    "Accounting for the Impairment of Long-Lived Assets and
                     for Long-Lived Assets to Be Disposed of" establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.

NEW ACCOUNTING       In June 1997, the Financial Accounting Standards Board
PRONOUNCEMENTS       issued Statement No. 130, "Reporting Comprehensive
                     Income." Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in the full set of financial statements, and does not address recognition or measurement of comprehensive income and its components. The adoption of this Statement had no material effect on the financial statements.

                         CINEMA RIDE, INC. AND SUBSIDIARIES

                           SUMMARY OF ACCOUNTING POLICIES


NEW ACCOUNTING       Also in June 1997, the Financial Accounting Standards
PRONOUNCEMENTS       Board issued Statement No. 131, "Disclosures about
(CONTINUED)          Segments of an Enterprise and Related Information."
                     Statement No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because the Company is in a single line of business, it was not affected by the adoption of this Statement.

                     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the Company does not use derivatives, instruments or hedging activities, management does not anticipate that the adoption of the new Statement will have a material effect on earnings or the financial position of the Company.

                         CINEMA RIDE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF           The accompanying consolidated financial statements have
     PRESENTATION       been prepared assuming that the Company will continue
                        as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and, at December 31, 1998, has a working capital deficit that impairs its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                        The Company intends to manage short-term liquidity concerns through the renegotiation of the terms of the Note Payable to Lender and a line of credit provided by its Chief Executive Officer. See Notes 9 and 15. The Company believes that its past efforts to improve and utilize its operating efficiencies will reduce its expenses and result in higher cash flows from operations. The Company believes that the additional financing and the modified financing arrangement will provide funding and improve working capital necessary to open new locations or to enter into additional joint venture agreements which management believes will significantly improve the Company's operating results. There can be no assurance, however, that the Company will be able to open new locations, enter into additional joint venture agreements and realize any benefit from improved operating efficiencies that will result in higher cash flows provided by operations.

                        In addition, the Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company.

2.   RECEIVABLES FROM   During the year ended December 31, 1995, the Company
     OFFICERS AND       made a loan to its Chief Operating Officer in the
     CONSULTING         amount of $50,000.  The note was secured by the higher
     AGREEMENT          of 5,000 shares of the Company's common stock held by
                        officer or the number of shares equivalent to the unpaid value of the note. On February 1, 1997, the Company's Chief Operating Officer resigned and agreed to be available to the Company on a consulting basis for the period between February 1, 1997 and September
                        30, 1997. Additionally, he agreed to be available to the Company on a limited consulting basis for the five years following September 30, 1997 in consideration for the release from one fifth each year, of the balance on his loan to the Company and the waiver of accrued and future interest on the unpaid balance.

                         CINEMA RIDE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   RECEIVABLES FROM   The Company is amortizing the balance of the consulting
     OFFICERS AND       agreement over the period of the consulting contract.
     CONSULTING         As of September 30, 1997, $51,021 was transferred from
     AGREEMENT          receivables from officers to consulting agreement.  The
     (CONTINUED)        balance of the remaining unamortized consulting
                        agreement at December 31, 1998 and 1997 are $39,016 and $49,420, respectively.

                        During the year ended December 31, 1995, the Company also made a loan to its Chief Executive Officer in the amount of $50,000. The loan bears interest at 8% per year and the maturity date was extended from June 30, 1998 to June 30, 2001. On January 29, 1998, the
                        Company made an additional loan to its Chief Executive Officer in the amount of $35,000. The loan bears interest at a rate of 8.5% per year and is due on the earlier of June 30, 2001 or six months after the officer ceases to be an employee of the Company. As of December 31, 1998 and 1997, the receivable balances due from this officer were $89,631 and $47,462, respectively, and included accrued interest of $14,631 and $7,492, respectively. (See Note 15)

3.   INVESTMENT IN      On May 29, 1998, the Company entered into a three-year
     JOINT VENTURE      joint venture agreement with Dave & Buster's, Inc., to
                        install the Company's 3-D motion simulation theater at Dave & Buster's, Inc. Atlanta facility. The Company was responsible for the transportation and installation of the theater. As of November 11, 1998, the Company incurred $95,924 in transportation and installation costs relating to this facility in addition to $367,683 in equipment costs. Management does not expect any additional expenditures relating to the installation of this facility. Dave and Buster's, Inc., was responsible for providing the space in its Atlanta facility and preparing the premises for installation.
                        The venture agreement can be terminated earlier by either party if, among other things, certain sales and cash flow goals are not met. The installation was completed and operational on September 14, 1998. The
                        Company accounts for its investment in joint venture under the equity method of accounting whereby the Company recognizes its share of the joint venture's net income or losses and accordingly, the carrying value of investment in joint venture in the accompanying consolidated balance sheets is adjusted.

4.  IMPAIRMENT LOSS     As of December 31, 1998, the Company established a
                        reserve due to the uncertainty in recovering the cost of the theater and film equipment held available for use and disposal since these assets were not placed in service during the year or sold. The reserve recorded was $1,399,797 as of December 31, 1998.

                         CINEMA RIDE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  INCOME TAXES        The income tax effect of temporary differences between
                        financial and tax reporting gives rise to the deferred income tax assets as follows:


                        DECEMBER 31,                            1998            1997
                        --------------------------------------------------------------
                        Loss on lease termination        $         -     $   110,219
                        Net operating loss carryforward    2,354,906       1,947,554
                        --------------------------------------------------------------
                                                           2,354,906       2,057,773
                        Less valuation allowance          (2,354,906)     (2,057,773)
                        --------------------------------------------------------------
                        Net deferred tax asset           $         -     $         -
                        --------------------------------------------------------------
                        --------------------------------------------------------------

                        The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets. As of December 31, 1998, for federal income tax purposes, the Company has approximately $6,364,638 in net operating loss carryforwards expiring through 2018. As of December 31, 1998, for State tax purposes, the Company has approximately $3,182,319 in net operating loss carryforwards expiring through 2013.

6.   OBLIGATIONS UNDER  Minimum future lease payments under capital lease
     CAPITAL LEASES     obligations for equipment are as follows:

                        DECEMBER 31,                                    AMOUNT
                        ---------------------------------------------------------
                             1999                                    $   31,656
                             2000                                        31,656
                             2001                                        31,656
                             2002                                        13,947
                        ---------------------------------------------------------
                                                                        108,915
                        Amount representing interest                     26,926
                        ---------------------------------------------------------
                        Present value of minimum lease payments      $   81,989
                        ---------------------------------------------------------
                        ---------------------------------------------------------


                        At December 31, 1998, equipment included assets under capitalized lease obligations of $139,474 less accumulated amortization of $83,725.

7.   NOTE PAYABLE TO    On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a
     BANK               $40,328 loan ($55,000 Canadian dollars) from a Canadian
                        bank at Canadian prime plus two percent (total interest is 8.5% at December 31, 1998). The loan has a term of four years requiring monthly payments of approximately
                        $1,027 ($1,400 Canadian dollars) and is guaranteed by the Parent. The lender has first security interest in the equipment and improvements located at the West
                        Edmonton Facility. The loan also restricts transfer of funds to the Parent other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of December 31, 1998 and 1997,
                        $10,052 and $22,144 remained unpaid on this loan.

                         CINEMA RIDE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   NOTES PAYABLE TO   During the quarter ended September 30, 1996, the
     INVESTORS          Company obtained loans aggregating $437,500 bearing
                        interest at 15% payable monthly with the principal balance due at the earlier of one year or at the time the Company successfully obtains permanent financing.
                        These loans are secured by certain equipment owned by the Company and by the net cash flow of the Las Vegas
                        Facility. During January 1997, the Company repaid the remaining $337,500 balance of the notes. As such, the Company wrote off, in January 1997, the remaining unamortized portion of the deferred financing costs relating to these notes as interest expense.

9.   NOTE PAYABLE TO    On December 31, 1996, the Company closed a financing
     LENDER             agreement (the "Financing Agreement") with Finova
                        Technology Finance, Inc. (The "Lender") structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, the Financing Agreement was accounted for as a note payable for financial reporting purposes.
                        The gross loan amount was for $1,575,027 and the original terms specified a four-year term at $40,903 per month with a balloon payment of $157,503. On March
                        10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789 and to extend the maturity date from January 1, 2000 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at an annual rate of 15.7%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. The balance of the loan at December 31, 1998 and 1997 was $894,235 and $1,216,384, respectively.

                        Minimum future payments under note payable to Lender is as follows:

                        DECEMBER 31,                                   AMOUNT
                        --------------------------------------------------------
                           1999                                     $  111,386
                           2000                                        131,396
                           2001                                        155,002
                           2002                                        182,847
                           2003                                        156,101
                           Thereafter                                  157,503
                        --------------------------------------------------------
                                                                    $  894,235
                        --------------------------------------------------------
                        --------------------------------------------------------


                         CINEMA RIDE, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  NOTE PAYABLE TO    During April 1997, the Company obtained a $50,000 loan
     RELATED PARTY      from a related party bearing interest payable monthly
                        at 18% per annum with principal due in six months.  The
                        Company paid this loan in full as of December 31, 1997.
                        In connection with obtaining this loan, the Company issued 3,125 warrants at an exercise price of $2.24 per share. The warrants were valued at $3,000 and were charged to interest expense during 1997.

11.  TIMES SQUARE       The Company entered into an agreement dated October 28,
     LEASE              1997 with the landlord of the Times Square Facility to
     TERMINATION        terminate the lease due to the intended demolition of
                        the existing building where the facility is located.
                        The agreement, among other things, required the Company to vacate the premises by February 28, 1998 and waive the security deposit previously made to the landlord.
                        In consideration, the landlord:  1) paid the Company
                        $500,000 upon the execution of the agreement, 2) agreed to a rent concession for the period from April 1997 through October 1997, 3) waived its right for all future rents following execution of the agreement to include the months of November 1997 through February
                        1998, and 4) paid the Company an additional $500,000 upon the timely delivery of possession of the premises to the landlord on or before February 28, 1998. The
                        Company informed the landlord on February 26, 1998 that the Company had vacated the premises and the remaining
                        $500,000 payment was received on March 5, 1998.

                        As a result of the termination agreement, the Company recorded a loss of $275,548 in the Consolidated Statement of Operations for the year ending December 31, 1997 related to the impairment of signage, equipment and moving costs. A deferred liability of $1,490,915 was recorded in connection with the agreement and $1,652,544 of net leasehold improvements and equipment are included as assets to be disposed of in the Consolidated Balance Sheet as of December 31, 1997.

                     CINEMA RIDE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CAPITAL STOCK       In September 1994, the Company completed an initial
    TRANSACTIONS        public stock offering of 150,000 shares of common stock
                        at a price of $0.625 per share and 250,000 warrants, at a price of $0.03 per warrant. Each warrant entitles the holder thereof, upon exercise, to purchase one share of common stock at a price of $0.75 per share, subject to adjustments, exercisable for a period of forty eight months, commencing twelve months from the date of the offering. The warrants are subject to redemption by the Company, at any time, commencing eighteen months following the date of issuance, subject to earlier redemption at a price of $0.03 per warrant if the average closing bid price for the common stock equals or exceeds $0.87 per share for any 20 trading days ending on the fifth day prior to the date of the notice of redemption. In November 1994, the underwriter in the Company's initial public offering exercised its option to purchase 22,500 shares of common stock and 37,500 redeemable warrants at the initial public offering prices of such securities in order to meet over-allotments in connection with the initial public offerings.

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

                        During January 1997, and in accordance with the warrant agreements, the Company repriced the exercise price of the warrants issued in connection with its initial public offering. The Company also issued additional warrants as required by the warrant agreements as follows:


                                                    Original  Adjusted  Original  Additional
                                                    Exercise  Exercise  Warrants   Warrants
                                                      Price    Price     Issued     Issued
                        ---------------------------------------------------------------------
                        Private Placement Warrants    $.63      $.52      62,500      12,690

                        Public Warrants                .75      .62      250,000      51,960

                        Underwriters Warrants          .63      .52       37,500       7,614
                        ---------------------------------------------------------------------
                        ---------------------------------------------------------------------

                     CINEMA RIDE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CAPITAL STOCK       During the year ended December 31, 1997, the Private
    TRANSACTIONS        Placement Warrants outstanding of 75,190 were expired.
    (CONTINUED)
                        During the year ended December 31, 1997, the Company issued 2,000 shares of common stock at the then fair market values to vendors in exchange for services in the amount of $960.

                        During January 1997, the Company issued 6,875 shares of the Company's common stock to employees, including 6,250 shares to its Chief Financial Officer at the fair market value of $0.40 per share. The Company recorded the then fair market value of the shares as additional compensation to the employees.

                        During April 1997, the Company repurchased 6,473 shares of the Company's common stock previously issued to one of its vendors for $29,000.

                        On May 29, 1998, the Board of Directors approved a 1 for 8 reverse stock split of outstanding common stock which increased the par value from $.01 to $.08. Share amounts presented in the consolidated financial statements and footnotes have been restated for prior periods to reflect the adjusted share amounts outstanding for each period presented.

                        On January 21, 1998, the Company issued 6,474 shares of common stock to its Chief Financial Officer with an aggregate fair value of $3,107. The Company recorded the then fair market value of the shares as additional compensation to the employee.

13. STOCK-BASED         At December 31, 1998, the Company had various stock-
    COMPENSATION        based compensation plans, which are described below.
    PLANS
                        EMPLOYEE STOCK OPTION PLAN

                        The Company adopted a Stock Option Plan (the "Plan") for officers, employees, directors and consultants of the Company or its subsidiaries. The Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 112,500 shares of the Company's common stock. The Plan provides that options granted will generally be exercisable at any time during a ten-year period (five years for a stockholder owning in excess of 10% of the Company's common stock). The exercise price for non-qualified stock options shall not be less than

                     CINEMA RIDE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 13. STOCK-BASED        EMPLOYEE STOCK OPTION PLAN (Continued)
     COMPENSATION
     PLANS (CONTINUED)  the par value of the Company's common stock.  The exercise price for incentive stock options shall not be less than 100% of the fair market of the Company's common stock on the date of grant (110% of the fair market value of the Company's common stock on the date of grant for a stockholder owning in excess of 10% of the Company's common stock).

                        1995 DIRECTORS' STOCK OPTION PLAN

                        The Company adopted a Directors Stock Option Plan (the "Directors' Plan") for non-employee directors of the Company. The Directors Plan authorizes the granting of non-qualified stock options to purchase an aggregate of not more than 12,500 shares of the Company's common stock. The Directors' Plan provides that options granted will be exercisable during a ten year period and will vest on a cumulative basis as to one third of the total number of shares covered thereby at any time after one year from the date the option is granted and an additional one-third of such total number of shares at any time after the end of each consecutive one year period thereafter until the option has become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options shall be the fair value of the Company's common stock at the date of the grant.

                        OTHER OPTIONS

                        On April 1, 1997,the Company approved the issuance of 12,500 options to the former Chief Financial Officer at an option price of $1.52 (repriced to $0.39 on June 18, 1998) as part of an employment agreement. The options vest over a two year period (see Note 14).

                        On September 1, 1997, the Company approved the issuance of 37,500 options to the Chief Executive Officer at an option price of $2.00 per share (repriced to $0.43 on June 18, 1998) as part of an employment agreement. The options vest over a three year period (see Note 14).

                        During September 1998, the Company granted the Chief Executive Officer options to purchase 25,000 shares of common stock exercisable at $0.25 per share for a period of five years as part of an employee agreement (see Note 14).

                     CINEMA RIDE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 13. STOCK-BASED        OPTIONS ACTIVITY
     COMPENSATION
     PLANS (CONTINUED)  On June 18, 1998, the Company's Board of Directors
                        approved repricing the exercise price of options already issued under both the Company's Stock Option
                        Plan, Directors' Plan and other options to the then current market value.

                        OPTIONS ACTIVITY

                        Options activity during the years ended December 31, 1998 and 1997 is as follows:


                                                                              Weighted
                                                                              Average
                                                                   Options     Price
                        ----------------------------------------------------------------
                        Balance outstanding, January 1, 1997       113,750     $3.04
                        Options canceled                           (28,312)    $3.04
                        Options granted                             78,750     $1.92
                        ----------------------------------------------------------------

                        Balance outstanding, December 31, 1997     164,188     $2.46
                        Options granted                             30,500     $0.28
                        ----------------------------------------------------------------

                        Balance outstanding, December 31, 1998     194,688     $0.40*
                        ----------------------------------------------------------------
                        ----------------------------------------------------------------

                        Options exercisable:
                           December 31, 1998                       119,676     $0.42
                        ----------------------------------------------------------------
                        ----------------------------------------------------------------


                        *Includes the effect of 164,188 options repriced in
                         June 1998 from a weighted average price of $2.46 to $0.40 per share.

                        Information relating to stock options at December 31, 1998 summarized by exercise price are as follows:

                                                         Outstanding                           Exercisable
                                         ----------------------------------------   ---------------------------------
                                                            Weighted Average
                        Exercise Price               -----------------------------               Weighted Average
                           Per Share        Shares   Life (Years)   Exercise Price    Shares      Exercise Price
                        ---------------------------------------------------------------------------------------------
                             $0.43          132,688       6.3            $0.43        90,192           $0.43
                             $0.39           37,000       7.3            $0.39        29,484           $0.39
                             $0.25           25,000       5.0            $0.25           -               -
                        ---------------------------------------------------------------------------------------------

                         $0.25 - $0.43      194,688       6.3            $0.40        119,676          $0.42
                        ---------------------------------------------------------------------------------------------
                        ---------------------------------------------------------------------------------------------

                     CINEMA RIDE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 13. STOCK-BASED        All stock options issued to employees have an exercise
     COMPENSATION       price not less than the fair market value of the
     PLANS (CONTINUED)  Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1998 and 1997 would have been reduced to the pro forma amounts presented below:

                        DECEMBER 31,                      1998          1997
                        ------------------------------------------------------
                        Net loss
                             As reported           $(2,062,953)  $(1,454,545)
                             Pro forma             $(2,116,139)  $(1,509,448)

                        Loss per share
                             As reported           $     (2.82)  $     (2.01)
                             Pro forma             $     (2.89)  $     (2.09)
                        ------------------------------------------------------
                        ------------------------------------------------------


                        The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing with the following weighted average assumptions for 1998 and 1997, expected life of 5.9 and 7.1 years: expected volatility of 41% and 40%, risk-free interest rates of 6% and 8.5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1998 and 1997 approximated $0.14 and $0.13 per option.

 14. COMMITMENTS        The Company leases office space for its corporate
                        headquarters in Studio City, California. Additionally, the Company leases retail space for its attractions in Las Vegas, Nevada and Edmonton, Canada.

                        An amendment of the Las Vegas Facility lease gave the Company a rent reduction not to exceed $150,000. The rent reduction was deducted from the monthly rent payment until the Company had recorded $150,000 as deferred rent and the rent is being recorded on a straight-line basis through the expiration of lease which is July 2004. Deferred rent at December 31, 1998 and 1997 was $109,157 and $137,617, respectively, which also includes deferred rent on the corporate office lease.

                     CINEMA RIDE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 14. COMMITMENTS        Minimum future rental payments for each of the next
     (CONTINUED)        five years and thereafter is as follows:

                        YEAR ENDING                                   Annual
                        DECEMBER 31,                                   Rent
                        --------------------------------------------------------
                             1999                                  $   489,000
                             2000                                      438,380
                             2001                                      380,988
                             2002                                      380,988
                             2003                                      380,988
                             Thereafter                                222,243
                        --------------------------------------------------------
                                                                   $ 2,292,587
                        --------------------------------------------------------
                        --------------------------------------------------------


                        Rent expense for the years ended December 31, 1998 and 1997 was $514,407 and $807,555.

                        Effective September 1, 1997, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement provides for a base annual salary of $195,000, annual increases of 8%, annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000, and issuance of 37,500 options exercisable at $2.00 (repriced at $0.43 per share) per share vesting equally over the next three years. The agreement also approves the granting of additional performance options based on various occurrences such as the opening of new locations, obtaining additional funds, and attaining and maintaining certain market price for the Company's common stock. In conjunction with the opening of the Company's new facility in Atlanta, Georgia in September 1998 the Company granted the Chief Executive Officer a bonus in the form of options to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 for a period of five years.

                        Effective April 1, 1997, the Company entered into a three-year employment agreement with its Chief Financial Officer (the "CFO"). The agreement provides for a base salary of $120,000, annual increases of 8%, and issuance of 12,500 options exercisable at the then fair market value of $1.52 per share (repriced at $0.39 per share) vesting equally over the next two years.
                        The CFO's employment as an officer of the Company terminated effective March 1, 1999. In conjunction therewith, the CFO's employment agreement and severance agreement with the Company were terminated, and the Company agreed to pay approximately $70,000.

                     CINEMA RIDE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 14. COMMITMENTS        Effective May 13, 1998, the Company entered into
     (CONTINUED)        severance agreements with its executive officers that
                        provided for certain compensation to each such executive officer in the event of a change in control of the Company. The terms of the severance agreements are through June 30, 1999, at which time they are automatically extended for one year periods commencing on July 1, 1999 and on each subsequent July 1, unless the Company gives notice not later than December 31 of the preceding year that it does not wish to extend the severance agreements. A change in control of the Company is defined as (a) the acquisition by any person or entity of 20% or more of the Company's voting equity securities, (b) a change in control of the Board of Directors, or (c) a merger or consolidation of the Company with any other entity, unless the shareholders of the Company prior to the merger or consolidation continue to represent at least 80% of the combined voting power of the merged entity. In the event of a change in control, among other compensation and benefits, the severance agreements entitle each executive officer to receive a severance payment of five times his current annual salary.

 15. SUBSEQUENT         On February 2, 1999, the Company entered into a loan
     EVENTS             agreement with its Chief Executive Officer.  The loan
                        agreement amends the existing notes receivable from officer to allow the Company the right to demand repayment within 90 days of a written request. Also, the loan agreement includes a line of credit in the amount of $120,000 that matures on February 2, 2002 and bears interest at 12% per annum. The line of credit provides a security interest in the Company's assets.
                        As consideration for executing this agreement, the Company has granted the Chief Executive Officer
                        1,527,461 stock warrants. Each stock warrant allows the holder the right to purchase one share of common stock at an exercise price of $.13 per share, representing the per share market price on the date thereof, and expires on February 2, 2002.

                        On March 10, 1999, the Company renegotiated the terms of its note payable to lender (see Note 9).

 16. FOURTH QUARTER     During the fourth quarter of the year ended December
     ADJUSTMENT, 1998   31, 1998, the Company recorded a significant adjustment
                        which increased the net loss by $1,399,797. The adjustment was to record a $1,399,797 reserve for impairment of theater and film equipment held available for use or disposal.

                                INDEX TO EXHIBITS



Exhibit
Number   Description of Document
------   -----------------------

3.1      Certificate of Incorporation, as amended. (1)(P)
3.2      Bylaws of the Company. (1)(P)
10.1     Cinema Ride, Inc. Stock Option Plan. (1)(P)(C)
10.2 Equipment lease between the Company and Sign Systems dated April 6, 1995. (2)(P)
10.3 Lease between the Company and Forum Developers Limited Partnership dated July 2, 1993. (1)(P)
10.4 Amendment to lease between the Company and Forum Developers Limited Partnership dated May 18, 1993. (1)(P)
10.5 Third lease amendment between the Company and Forum Developers Limited Partnership dated July 27, 1994. (1)(P)
10.6 Fourth lease amendment between the Company and Forum Developers Limited Partnership dated December 30, 1995. (2)(P)
10.7 Form of Promissory Note and Security Agreement (stock pledge) of Mitchell J. Francis dated July 5, 1995. (3)(P)
10.8 Standard Office Lease - Gross between the Company and WFC Ventures L.P. dated March 21, 1995. (3)(P)
10.9 First Lease Amendment between the Company and WFC Ventures L.P. dated April 15, 1995. (3)(P)
10.10 Lease between the Company and West Edmonton Mall Property Inc. dated July 17, 1995. (3)(P)
10.11 Amendment to lease between the Company and West Edmonton Mall Property Inc. dated April 7, 1998.
10.12 Master Equipment Lease Agreement between the Company and Finova Technology Finance, Inc. dated December 12, 1996. (4)
10.13 Amendment to Master Equipment Lease Agreement between the Company and Finova Technology Finance, Inc. dated March 10, 1999.
10.14    Form of employment agreement with Mitchell J. Francis dated
         September 1, 1997. (5)(C)
10.15 Stipulation and consent judgement between the Company and Three Times Square Center Partners, L.P. dated October 28, 1997. (5)
10.16    Joint Venture Agreement with Dave & Buster's, Inc. dated May 29, 1998.
10.17 Loan Agreement between the Company and Mitchell J. Francis dated February 2, 1999.
10.18    1995 Directors Stock Option Plan. (C)
10.19    Warrant expiring February 2, 2002 to Mitchell J. Francis
21       Subsidiaries of the Registrant.
27       Financial Data Schedule. (E)

-----------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1995, and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995, and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on January 28, 1997, and incorporated herein by reference.
(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-KSB.
(C)      Indicates compensatory plan, agreement or arrangement.
(E)      Indicates electronic filing only.