Form 10QSB
period 1999-03-31
CINEMA RIDE INC
filed 1999-05-19
CIK 925956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

                         Commission file number: 0-24592

                                CINEMA RIDE, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                             95-4417467
       -------------------------------           ----------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification Number)

          12001 Ventura Place, Suite 340, Studio City, California 91604
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 761-1002
                           --------------------------
                           (Issuer's telephone number)

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1999, the Company had 731,823 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets (Unaudited) - December
              31, 1998 and March 31, 1999

              Consolidated Statements of Operations (Unaudited) -
              Three months ended March 31, 1999 and 1998

              Consolidated Statements of Cash Flows (Unaudited) -
              Three months ended March 31, 1999 and 1998

              Notes to Consolidated Financial Statements
              (Unaudited) - Three Months Ended March 31, 1999 and
              1998

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     Item 5.  Other Events

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                       Cinema Ride, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)

                                       March 31,       December 31,
                                         1999              1998
                                       ---------       ------------
Assets

Current assets:
    Cash and cash equivalents          $   96,165       $  240,341
    Inventories                            12,052            8,666
    Prepaid expenses                       50,262           62,139
    Other receivables                                          438
                                       ----------       ----------
Total current assets                      158,479          311,584
                                       ----------       ----------

Property and equipment:
    Office equipment and furniture        105,249          105,477
    Equipment under capital lease         139,474          139,474
    Lease improvements                    946,515          946,515
    Theater and film equipment          1,655,805        1,653,798
                                       ----------       ----------
                                        2,847,043        2,845,264

    Accumulated depreciation           (1,466,183)      (1,390,528)
                                       ----------       ----------
                                        1,380,860        1,454,736
                                       ----------       ----------

Other assets:
  Film library, net of accumulated
      amortization of $734,311 and
      $676,293                            358,459          416,477
  Investment in joint venture             458,760          473,957
  Receivables from officers                91,471           89,631
  Consulting agreement                     36,415           39,016
  Deferred lease costs and other
    assets                                141,885          156,679
                                       ----------       ----------
                                        1,086,990        1,175,760
                                       ----------       ----------
Total assets                           $2,626,329       $2,942,080
                                       ----------       ----------
                                       ----------       ----------

                                  (continued)

                       Cinema Ride, Inc. and Subsidiaries
               Consolidated Balance Sheets (Unaudited) (continued)

                                       March 31,       December 31,
                                         1999              1998
                                       ---------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued
      expenses                         $  113,525       $  243,480
    Current portion of capital
      lease obligations                    19,814           18,985
    Current portion of note payable
      to lender (Note 2)                  117,693          111,386
    Current portion of note payable
      to bank                               7,562           10,052
                                       ----------       ----------
Total current liabilities                 258,594          383,903
                                       ----------       ----------
Non-current liabilities:
  Obligations under capital lease,
    less current portion                   57,729           63,004
  Note payable to lender, less
    current portion (Note 2)              798,879          782,849
  Deferred rent                           103,167          109,157
                                       ----------       ----------
                                          959,775          955,010
                                       ----------       ----------
Total liabilities                       1,218,369        1,338,913
                                       ----------       ----------

Stockholders' equity (Notes 3 and 4):
    Preferred stock, $.01 par value -
      Authorized - 500,000 shares
      Issued - None
    Common stock, $.08 par value -
      Authorized - 20,000,000 shares
      Issued - 731,823 shares              58,546           58,546
    Additional paid-in-capital          9,212,209        9,175,780
    Treasury stock, at cost - 6,473
      shares at December 31, 1998                          (29,000)
    Accumulated deficit                (7,862,795)      (7,602,159)
                                       ----------       ----------
Total stockholders' equity              1,407,960        1,603,167
                                       ----------       ----------
Total liabilities and
  stockholders' equity                 $2,626,329       $2,942,080
                                       ----------       ----------
                                       ----------       ----------

          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                     Three Months Ended March 31,
                                     ----------------------------
                                         1999             1998
                                      ---------        ---------
Revenues                              $ 511,458        $ 623,064

Selling, general and
  administrative expenses               538,169          653,934
Depreciation and amortization           136,363          171,204
                                      ---------        ---------
Loss from operations                   (163,074)        (202,074)

Other income (expense)
  Equity in net income
    of joint venture                     18,055
  Interest income                         3,002            7,294
  Interest expense                      (53,999)         (67,054)
  Fair value of warrants
    issued to Chief
    Executive Officer as
    commitment fee for line
    of credit (Note 4)                  (64,620)
                                      ---------        ---------
Operating loss before
  extraordinary item                   (260,636)        (261,834)

Extraordinary item -
  settlement with vendors                                 56,413
                                      ---------        ---------
Net loss                              ($260,636)       ($205,421)
                                      ---------        ---------
                                      ---------        ---------
Basic and diluted loss per
  common share (Note 1):
  Operating loss before
    extraordinary item                   ($0.36)          ($0.36)
  Extraordinary item                                        0.08
                                      ---------        ---------
  Net loss                               ($0.36)          ($0.28)
                                      ---------        ---------
                                      ---------        ---------
Weighted average common
  shares outstanding -
  basic and diluted                     729,665          729,665
                                      ---------        ---------
                                      ---------        ---------

          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                           Three Months Ended March 31,
                                           ----------------------------
                                               1999             1998
                                            ---------        ---------
Cash flows from operating activities:
    Net loss                                ($260,636)       ($205,421)
    Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization           136,363          171,204
      Common stock issued for services
        rendered                                  809            3,107
      Equity in net income of joint
        venture                               (18,055)
      Amortization of consulting
        agreement                               2,601            2,601
      Amortization of deferred
        financing costs                         3,104           10,730
      Settlement with vendors                                  (56,413)
      Exchange loss                                             20,246
      Fair value of warrants issued
        to Chief Executive Officer
        as commitment fee for line
        of credit                              64,620
      Changes in operating assets and
        liabilities:
        (Increase) decrease in:
        Inventories                            (3,386)           6,689
         Prepaid expenses                      11,877           21,449
        Receivable from Times Square
          landlord                                             500,000
        Other receivables                         438          (19,478)
        Deposits                                9,000
         Increase (decrease) in:
        Accounts payable and
          accrued expenses                   (131,734)        (209,339)
        Deferred rent                          (5,990)         (11,097)
                                            ---------        ---------
Net cash provided by (used in)
  operating activities                       (190,989)         234,278
                                            ---------        ---------

                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)

                                           Three Months Ended March 31,
                                           ----------------------------
                                               1999             1998
                                            ---------        ---------
Cash flows from investing activities:
  Film production costs                                         (7,550)
  Investment in joint venture                  (8,285)
  Dividends received from joint
    venture                                    41,537
  Increase in receivables from
    officers                                   (1,840)         (35,000)
                                            ---------        ---------
Net cash provided by (used in)
  investing activities                         31,412          (42,550)
                                            ---------        ---------

Cash flows from financing activities:
    Proceeds from notes payable                22,337
    Payments on notes payable                  (2,490)         (79,128)
    Principal payments on capital
      lease obligations                        (4,446)        (100,000)
                                            ---------        ---------
Net cash provided by (used in)
  financing activities                         15,401         (179,128)
                                            ---------        ---------

Cash and cash equivalents:
  Net increase (decrease)                    (144,176)          12,600
  At beginning of period                      240,341          705,630
                                            ---------        ---------
  At end of period                          $  96,165         $718,230
                                            ---------        ---------
                                            ---------        ---------

          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 1999 and 1998

1.  Organization and Basis of Presentation

Basis of Presentation - The accompanying consolidated financial statements include the operations of Cinema Ride, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The Company's investment in joint venture is accounted for under the equity method of accounting, whereby the Company recognizes its share of the joint venture's net income or loss and accordingly, the carrying value of the Company's investment in joint venture in the accompanying consolidated balance sheets is adjusted.

Business - The Company is in the business of developing and operating rides consisting of motion simulator attractions and filmed entertainment that combines projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The Company currently operates rides in Las Vegas, Nevada, Edmonton, Alberta, Canada, and Atlanta, Georgia.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 1999, the results of operations for the three months ended March 31, 1998 and 1999, and the cash flows for the three months ended March 31, 1998 and 1999. The consolidated balance sheet as of December 31, 1998 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1999.

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and has a working capital deficit that impairs its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's independent certified public accountants have included a modification paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1998.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation - Foreign currency denominated assets and liabilities of the subsidiary where the United States dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency was the United States dollar. The remeasurement of local currency into United States dollars creates translation adjustments which are included in the statement of operations.

Loss Per Share - Basic earnings per share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive during the three months ended March 31, 1999 and 1998. Basic and diluted earnings per share are the same for all periods presented. As of March 31, 1999, potential common stock consisted of 184,813 stock options and 1,899,535 warrants outstanding.

2. Note Payable to Lender

On December 31, 1996, the Company completed a financing agreement (the "Financing Agreement") with Finova Technology Finance, Inc. (the "Lender") structured as a sale-leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, the Financing Agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 and the original terms specified a four-year term with payments of $40,903 per month and a balloon payment of $157,503. On March 10, 1999, the Financing Agreement was amended to reduce the monthly payments from $40,903 to $21,789 and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at 15.7% per annum. The Financing Agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. The loan had a balance of $916,572 and $894,235 at March 31, 1999 and December 31, 1998, respectively.

3. Stockholders' Equity

During the three months ended March 31, 1998, the Company issued 6,474 shares of common stock to its Chief Financial Officer. The Company recorded the issuance of such shares as additional compensation to the Chief Financial Officer at the aggregate fair market value of $3,107.

During April 1997, the Company repurchased 6,473 shares of its common stock previously issued to one of its vendors for $29,000. During the three months ended March 31, 1999, the Company reissued these 6,473 shares held as treasury stock to its Chief Financial Officer. The Company recorded the issuance of such shares as additional compensation to the Chief Financial Officer at the aggregate fair market value of $809. The $28,191 difference between the original cost of the treasury shares of $29,000 and the fair market value on the date of issuance of $809 was charged to additional paid-in capital.

4. Warrants Issued to Chief Executive Officer

On February 2, 1999, the Company entered into a loan agreement with its Chief Executive Officer. The loan agreement amends the existing notes receivable of approximately $90,000 from such officer to allow the Company the right to demand repayment within 90 days of a written request. In addition, the loan agreement includes a line of credit for $120,000 that the Chief Executive Officer is providing to the Company that matures on February 2, 2002, with interest at 12% per annum. The line of credit is secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company granted the Chief Executive Officer warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002.

The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services in exchange for equity instruments. The Company has calculated the fair value of the warrants issued to the Chief Executive Officer on the date of grant using the Black-Scholes option pricing model, and has charged the fair value of $64,620 to operations as a loan commitment fee during the three months ended March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

The Company was formed in April 1993, and operations of the Company commenced in October 1994 when the Las Vegas Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility, the Times Square Facility and the Atlanta Facility, in August 1995, September 1996 and September 1998, respectively. The Company closed the Times Square Facility in January 1998.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and has a working capital deficit that impairs its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's independent certified public accountants have included a modification paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1998.

The Company intends to manage its short-term liquidity requirements through a modified financing arrangement with its Lender and a line of credit provided by its Chief Executive Officer (see "Liquidity and Capital Resources - March 31, 1999" below). The Company believes that its previous efforts to utilize and improve its operating efficiencies will result in reduced expenses and improved operating cash flows in the future. Management believes that these previous efforts, combined with the modified financing arrangement with the Lender and the line of credit provided by the Chief Executive Officer, will provide adequate funds to operate at current levels. However, there can be no assurances that the Company will be able to realize any benefit from improved operating efficiencies that will result in increased operating cash flows.

In addition, the Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers or joint ventures. The Company is also considering a wide range of other business opportunities, some of which are unrelated to the Company's current business activities and could result in a change in control of the Company. There can be no assurances that the Company will be able to secure the working capital necessary to fund any future business endeavor, or that if such capital is available, whether it will be available on a timely basis and/or under acceptable terms and conditions.

Results of Operations:

Three Months Ended March 31, 1999 and 1998:

Revenues decreased by 18% or $111,606 from $623,064 in 1998 to $511,458 in 1999.
Approximately $70,000 of the decrease in revenues in 1999 as compared to 1998 was a result of the closing of the Times Square Facility in January 1998, which contributed revenues for a portion of the three months ended March 31, 1998, with the remainder of the decrease in revenues reflecting decreased tourist traffic at both the West Edmonton Mall Facility and the Las Vegas Facility.

Selling, general and administrative expenses decreased by 18% or $115,765 from $653,934 in 1998 to $538,169 in 1999, primarily as a result of the closing of the Times Square Facility in January 1998.

Depreciation and amortization decreased by 20% or $34,841 from $171,204 in 1998 to $136,363 in 1999, primarily as a result of depreciation and amortization related to the Times Square Facility, which was closed in January 1998.

Interest expense decreased by 19% or $13,055 from $67,054 in 1998 to $53,999 in 1999, primarily as a result of a reduction in the principal balances on interest bearing debt.

As consideration for providing a line of credit to the Company, the Company granted the Chief Executive Officer warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. The Company has calculated the fair value of the warrants issued to the Chief Executive Officer on the date of grant using the Black-Scholes option pricing model, and has charged the fair value of $64,620 to operations as a loan commitment fee during the three months ended March 31, 1999.

The Company recorded an extraordinary item of $56,413 relating to a settlement with vendors during the three months ended March 31, 1998.

Net loss was $260,636 for the three months ended March 31, 1999, as compared to a net loss of $205,421 for the three months ended March 31, 1998.

Liquidity and Capital Resources - March 31, 1999:

The Company utilized net cash of $190,989 in operating activities during the three months ended March 31, 1999, as compared to utilizing net cash of $265,722 during the three months ended March 31, 1998, excluding the collection of the $500,000 receivable from the Times Square landlord during the three months ended March 31, 1998. The reduction in cash utilized in operating activities in 1999 as compared to 1998 of $74,733 was primarily a result of a reduction in cash utilized for accounts payable and accrued expenses. At March 31, 1999, cash and cash equivalents had decreased by $144,176, to $96,165, as compared to $240,341 at December 31, 1998. As a result, the Company had a working capital deficit of ($100,115) at March 31, 1999, as compared to ($72,319) at December 31, 1998, resulting in current ratios of .61:1 and .81:1 at March 31, 1999 and December 31, 1998, respectively.

Net cash provided by investing activities was $31,412 for the three months ended March 31, 1999, primarily as a result of $41,537 of dividends received from the Company's joint venture with Dave & Buster's, Inc. Net cash used in investing activities was $42,550 for the three months ended March 31, 1998, primarily as a result of a $35,000 loan to the Company's Chief Executive Officer.

Net cash provided by financing activities was $15,401 for the three months ended March 31, 1999. Net cash used in investing activities was $179,128 for the three months ended March 31, 1998, as a result of principal payments on notes payable and capital lease obligations.

The Company has relied on the proceeds from the sale of its securities and from loans and equipment leases to provide the cash necessary to develop its facilities and ride films and to operate its business.

On December 31, 1996, the Company completed a financing agreement (the "Financing Agreement") with Finova Technology Finance, Inc. (the "Lender") structured as a sale-leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, the Financing Agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 and the original terms specified a four-year term with payments of $40,903 per month and a balloon payment of $157,503. On March 10, 1999, the Financing Agreement was amended to reduce the monthly payments from $40,903 to $21,789 and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at 15.7% per annum. The Financing Agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. The loan had a balance of $916,572 and $894,235 at March 31, 1999 and December 31, 1998,
respectively.

On February 2, 1999, the Company entered into a loan agreement with its Chief Executive Officer. The loan agreement amends the existing notes receivable of approximately $90,000 from such officer to allow the Company the right to demand repayment within 90 days of a written request. In addition, the loan agreement includes a line of credit for $120,000 that the Chief Executive Officer is providing to the Company that matures on February 2, 2002, with interest at 12% per annum. The line of credit is secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company granted the Chief Executive Officer warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002.

Las Vegas Facility Lease:

The Company generates the majority of its revenues from the Las Vegas Facility. In connection with the December 1995 amendment to the Las Vegas Facility lease, the Company waived, on a one-time only basis, its exclusivity right within the Forum Shops at Caesar's Palace Hotel and Casino to allow an IMAX Simulator Theater to be installed within the Forum Shops. However, the Company obtained the right to terminate its lease if the Company's sales for any full lease year after opening of the IMAX Simulator Theater do not equal or exceed $2,000,000, and in return the landlord obtained the right to terminate the lease if sales for any full lease year do not equal or exceed $1,500,000. The IMAX Simulator Theater opened during December 1997. Management does not believe that the Company has experienced any significant decrease in revenues at its Las Vegas Facility subsequent to that date as a result of the opening of the IMAX Simulator Theater. Management believes that any decrease in revenues from its Las Vegas Facility is a result of decreased tourist traffic at the Forum Shops. However, there can be no assurances that revenues in subsequent years at the Las Vegas Facility will not decrease below $1,500,000 annually and that the landlord will not terminate the lease.

Seasonality:

Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The degree of this seasonality varies among attractions, depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities will be highest during June through August (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more effected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the winter months in Alberta, Canada. The revenues generated during peak tourist periods have a significant impact on the Company's results of operations.

Year 2000 Issue:

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c)  Sales of Equity Securities

During April 1997, the Company repurchased 6,473 shares of its common stock previously issued to one of its vendors for $29,000. During the three months ended March 31, 1999, the Company reissued these 6,473 shares held as treasury stock to its Chief Financial Officer. The Company recorded the issuance of such shares as additional compensation to the Chief Financial Officer at the aggregate fair market value of $809.

On February 2, 1999, the Company entered into a loan agreement with its Chief Executive Officer. The loan agreement includes a line of credit for $120,000 that the Chief Executive Officer is providing to the Company that matures on February 2, 2002, with interest at 12% per annum. The line of credit is secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company granted the Chief Executive Officer warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002.

The aforementioned securities were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

ITEM 5.  OTHER EVENTS

Effective March 1, 1999, Toufic R. Bassil's employment as the Company's Chief Financial Officer, Secretary and Treasurer terminated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         27  Financial Data Schedule (electronic filing only)

    (b)  Reports on Form 8-K:

         Three Months Ended March 31, 1999 - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)




Date:  May 18, 1999               By:  /s/ MITCHELL J. FRANCIS
                                       -----------------------
                                       Mitchell J. Francis
                                       Chief Executive Officer,
                                       President, Chief Financial
                                       Officer and Chairman of the
                                       Board of Directors