Form 10QSB
period 1999-06-30
CINEMA RIDE INC
filed 1999-08-16
CIK 925956

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1999

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

As of July 31, 1999, the Company had 731,823 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                CINEMA RIDE, INC. AND SUBSIDIARIES

                               INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets (Unaudited) - December
              31, 1998 and June 30, 1999

              Consolidated Statements of Operations (Unaudited) -
              Three months and six months ended June 30, 1999 and
              1998

              Consolidated Statements of Cash Flows (Unaudited) -
              Six months ended June 30, 1999 and 1998

              Notes to Consolidated Financial Statements
              (Unaudited) - Six Months Ended June 30, 1999 and 1998

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation


PART II.  OTHER INFORMATION

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                Cinema Ride, Inc. and Subsidiaries
              Consolidated Balance Sheets (Unaudited)

                                      June 30,       December 31,
                                        1999             1998
                                    -----------      -----------
Assets

Current assets:
 Cash and cash equivalents          $   161,825      $   240,341
 Inventories                             11,860            8,666
 Prepaid expenses and other
   current assets                        18,160           62,577
                                    -----------      -----------
Total current assets                    191,845          311,584
                                    -----------      -----------

Property and equipment:
 Office equipment and furniture         105,249          105,477
 Equipment under capital lease          139,474          139,474
 Lease improvements                     946,515          946,515
 Theater and film equipment           1,655,805        1,653,798
                                    -----------      -----------
                                      2,847,043        2,845,264

 Accumulated depreciation            (1,540,908)      (1,390,528)
                                    -----------      -----------
                                      1,306,135        1,454,736
                                    -----------      -----------

Other assets:
  Film library, net of accumulated
    amortization of $792,491 and
    $676,293                            300,279          416,477
  Investment in joint venture           439,838          473,957
  Receivables from officers              93,348           89,631
  Consulting agreement                   33,814           39,016
  Deferred lease costs and other
    assets                              132,557          156,679
                                    -----------      -----------
                                        999,836        1,175,760
                                    -----------      -----------
Total assets                         $2,497,816       $2,942,080
                                    ===========      ===========


                            (continued)

                Cinema Ride, Inc. and Subsidiaries
        Consolidated Balance Sheets (Unaudited) (continued)

                                      June 30,       December 31,
                                        1999             1998
                                      ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
   expenses                          $  178,715       $  243,480
 Current portion of capital
   lease obligations                     20,680           18,985
 Current portion of note payable
   to lender (Note 2)                   122,656          111,386
 Current portion of note payable
   to bank                                5,044           10,052
                                    -----------      -----------
Total current liabilities               327,095          383,903
                                    -----------      -----------
Non-current liabilities:
  Obligations under capital lease,
    less current portion                 52,222           63,004
  Note payable to lender, less
    current portion (Note 2)            766,290          782,849
  Deferred rent                          96,042          109,157
                                    -----------      -----------
                                        914,554          955,010
                                    -----------      -----------
Total liabilities                     1,241,649        1,338,913
                                    -----------      -----------

Stockholders' equity (Notes 3 and 4):
 Preferred stock, $.01 par value -
   Authorized - 500,000 shares
   Issued - None
 Common stock, $.08 par value -
   Authorized - 20,000,000 shares
   Issued - 731,823 shares               58,546           58,546
 Additional paid-in-capital           9,212,209        9,175,780
 Treasury stock, at cost - 6,473
   shares at December 31, 1998                           (29,000)
 Accumulated deficit                 (8,014,588)      (7,602,159)
                                    -----------      -----------
Total stockholders' equity            1,256,167        1,603,167
                                    -----------      -----------
Total liabilities and
  stockholders' equity              $ 2,497,816      $ 2,942,080
                                    ===========      ===========
   See accompanying notes to consolidated financial statements.

                Cinema Ride, Inc. and Subsidiaries
         Consolidated Statements of Operations (Unaudited)

                                     Three Months Ended June 30,
                                     ---------------------------
                                        1999             1998
                                      ---------        ---------
Revenues                               $660,869         $537,954

Selling, general and
  administrative expenses               645,659          585,770

Depreciation and amortization           135,596          137,343
                                        -------          -------
Loss from operations                   (120,386)        (185,159)

Other income (expense)
  Equity in net income
    of joint venture                     27,524
  Interest income                         2,281            7,748
  Interest expense                      (61,212)         (58,124)
                                        -------          -------
Net loss                              ($151,793)       ($235,535)
                                        =======          =======

Basic and diluted net loss
  per common share (Note 1)              ($0.21)          ($0.32)
                                           ====             ====

Weighted average common
  shares outstanding -
  basic and diluted                     731,823          731,885
                                        =======          =======






   See accompanying notes to consolidated financial statements.

                Cinema Ride, Inc. and Subsidiaries
         Consolidated Statements of Operations (Unaudited)

                                       Six Months Ended June 30,
                                      --------------------------
                                        1999             1998
                                      ---------        ---------
Revenues                             $1,172,327       $1,161,018

Selling, general and
  administrative expenses             1,183,828        1,239,704

Depreciation and amortization           271,959          308,547
                                        -------          -------
Loss from operations                   (283,460)        (387,233)

Other income (expense)
  Equity in net income
    of joint venture                     45,579
  Interest income                         5,283           15,042
  Interest expense                     (115,211)        (125,178)
  Fair value of warrants
    issued to Chief
    Executive Officer as
    commitment fee for line
    of credit (Note 4)                  (64,620)
                                        -------          -------
Operating loss before
  extraordinary item                   (412,429)        (497,369)

Extraordinary item -
  settlement with vendors                                 56,413
                                        -------          -------
Net loss                              ($412,429)       ($440,956)
                                        =======          =======

Basic and diluted loss per
  common share (Note 1):
  Operating loss before
    extraordinary item                   ($0.56)          ($0.68)
  Extraordinary item                                        0.08
                                           ----             ----
  Net loss                               ($0.56)          ($0.60)
                                           ====             ====
Weighted average common
  shares outstanding -
  basic and diluted                     731,823          731,885
                                        =======          =======

   See accompanying notes to consolidated financial statements.

                Cinema Ride, Inc. and Subsidiaries
         Consolidated Statements of Cash Flows (Unaudited)

                                       Six Months Ended June 30,
                                      --------------------------
                                        1999             1998
                                      ---------        ---------
Cash flows from operating activities:
 Net loss                             ($412,429)       ($440,956)
 Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization        271,959          308,547
   Common stock issued for services
     rendered                               809            3,107
   Equity in net income of joint
     venture                            (45,579)
   Amortization of consulting
     agreement                            5,202            5,202
   Amortization of deferred
     financing costs                      6,209           21,459
   Settlement with vendors                               (56,413)
   Exchange loss                                          20,091
   Fair value of warrants issued
     to Chief Executive Officer
     as commitment fee for line
     of credit                           64,620
   Changes in operating assets and
     liabilities:
     (Increase) decrease in:
     Inventories                         (3,194)           8,817
     Prepaid expenses and other
       current assets                    44,417           (5,789)
     Receivable from Times Square
       landlord                                          500,000
     Deposits                            12,532
     Increase (decrease) in:
     Accounts payable and
       accrued expenses                 (66,544)        (192,493)
     Deferred rent                      (13,115)         (16,478)
                                        -------          -------
Net cash provided by (used in)
  operating activities                 (135,113)         155,094
                                        -------          -------

                            (continued)

                Cinema Ride, Inc. and Subsidiaries
   Consolidated Statements of Cash Flows (Unaudited) (continued)

                                       Six Months Ended June 30,
                                      --------------------------
                                        1999             1998
                                      ---------        ---------
Cash flows from investing activities:
  Capital expenditures                 $               ($ 17,739)
  Film production costs                                   (2,643)
  Investment in joint venture            (1,724)
  Dividends received from joint
    venture                              81,422
  Increase in receivables from
    officers                             (3,717)         (35,000)
                                        -------          -------
Net cash provided by (used in)
  investing activities                   75,981          (55,382)
                                        -------          -------

Cash flows from financing activities:
 Payments on notes payable              (10,297)        (160,866)
 Principal payments on capital
   lease obligations                     (9,087)        (101,212)
                                        -------          -------
Net cash used in financing
  activities                            (19,384)        (262,078)
                                        -------          -------

Cash and cash equivalents:
  Net decrease                          (78,516)        (162,366)
  At beginning of period                240,341          705,630
                                        -------          -------
  At end of period                     $161,825         $543,264
                                        =======          =======



   See accompanying notes to consolidated financial statements.

                Cinema Ride, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited)
              Six Months Ended June 30, 1999 and 1998


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

Business - The Company is in the business of developing and operating rides consisting of motion simulator attractions that combine projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The Company currently operates rides in Las Vegas, Nevada; Edmonton, Alberta, Canada; and Atlanta, Georgia.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 1999, the results of operations for the three months and six months ended June 30, 1998 and 1999, and the cash flows for the six months ended June 30, 1998 and 1999. The consolidated balance sheet as of December 31, 1998 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending
December 31, 1999.

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

Loss Per Share - Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of June 30, 1999, potential common stock consisted of 184,813 stock options and 1,899,535 warrants outstanding.

2.  Note Payable to Lender

On December 31, 1996, the Company completed a financing agreement (the "Financing Agreement") with Finova Technology Finance, Inc. (the "Lender") structured as a sale-leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, the Financing Agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 and the original terms specified a four-year term with payments of $40,903 per month and a balloon payment at the end of the term of $157,503. On March 10, 1999, the Financing Agreement was amended to reduce the monthly payments from $40,903 to $21,789 and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at 15.7% per annum. The Financing Agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. The loan had a balance of $888,946 and $894,235 at June 30, 1999 and December 31, 1998, respectively.


3.  Stockholders' Equity

During January 1998, the Company issued 6,474 shares of common stock to its Chief Financial Officer. The Company recorded the issuance of such shares as additional compensation to the Chief Financial Officer at the aggregate fair market value of $3,107 during the six months ended June 30, 1998.

During April 1997, the Company paid $29,000 to repurchase 6,473 shares of its common stock previously issued to one of its vendors. During February 1999, the Company reissued these 6,473 shares held as treasury stock to its Chief Financial Officer. The Company recorded the issuance of such shares as additional compensation to the Chief Financial Officer at the aggregate fair market value of $809 during the six months ended June 30, 1999. The $28,191 difference between the original cost of the treasury shares of $29,000 and the fair market value on the date of issuance of $809 was charged to additional paid-in capital.


4.  Warrants Issued to Chief Executive Officer

On February 2, 1999, the Company entered into a loan agreement with its Chief Executive Officer. The loan agreement amends the existing notes receivable of approximately $90,000 from such officer to grant the Company the right to demand repayment within 90 days of a written request. In addition, the loan agreement includes a line of credit for $120,000 that the Chief Executive Officer is providing to the Company that expires on February 2, 2002, with interest at 12% per annum, which is secured by a lien on the Company's assets. Through June 30, 1999, there had been no borrowings under this line of credit. As consideration for providing the line of credit, the Company granted the Chief Executive Officer warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002.

The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services in exchange for equity instruments.
The Company has calculated the fair value of the warrants issued to the Chief Executive Officer on the date of grant using the Black-Scholes option pricing model, and has charged the fair value of $64,620 to operations as a loan commitment fee during the six months ended June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

The Company was formed in April 1993, and operations of the Company commenced in October 1994 when the Las Vegas Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility, the Times Square Facility, and the Atlanta Facility, in August 1995, September 1996 and September 1998, respectively. The Company closed the Times Square Facility in January 1998.

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

The Company intends to manage its short-term liquidity requirements through a modified financing arrangement with its Lender and a line of credit provided by its Chief Executive

Officer (see "Liquidity and Capital Resources - June 30, 1999" below). The Company believes that its previous efforts to utilize and improve its operating efficiencies will result in reduced expenses and improved operating cash flows in the future. Management believes that these previous efforts, combined with the modified financing arrangement with the Lender and the line of credit provided by the Chief Executive Officer, will provide adequate funds to operate at current levels. However, there can be no assurances that the Company will be able to realize any benefit from improved operating efficiencies that will result in increased operating cash flows.

In addition, the Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers or joint ventures. The Company is also considering a wide range of other business opportunities, some of which are unrelated to the Company's current business activities and could result in a change in control of the Company. There can be no assurances that the Company will be able to secure the working capital necessary to fund any future business endeavor on a timely basis and/or under acceptable terms and conditions.

Results of Operations:

Three Months Ended June 30, 1999 and 1998 -

Revenues increased by 23% or $122,915, to $660,869 in 1999 from $537,954 in 1998, as a result of new marketing programs implemented during 1999 that have increased both traffic and sales per customer at the Las Vegas Facility.

Selling, general and administrative expenses increased by 10% or $59,889, to $645,659 in 1999 from $585,770 in 1998, primarily as a result of a charge of $70,000 recorded during the three months ended June 30, 1999 related to the termination and settlement of the former Chief Financial Officer's employment agreement and severance agreement effective March 1, 1999.

Depreciation and amortization remained relatively constant, decreasing by 1% or $1,747, to $135,596 in 1999 from $137,343 in
1998.

Interest expense increased by 5% or $3,088, to $61,212 in 1999 from $58,124 in 1998.

The Company recorded equity in net income of joint venture of $27,524 for the three months ended June 30, 1999.

Net loss was $151,793 for the three months ended June 30, 1999, as compared to a net loss of $235,535 for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 and 1998 -

Revenues remained relatively constant, increasing by 1% or $11,309, to $1,172,327 in 1999 from $1,161,018 in 1998. Included in 1998 revenues is approximately $70,000 of revenues from the Times Square Facility prior to its closure in January 1998. However, as a result of new marketing programs implemented during 1999 that increased both traffic and sales per customer at the Las Vegas Facility, the Las Vegas Facility generated a sufficient increase in revenues in 1999 to more than offset the loss of revenues from the Times Square Facility.

Selling, general and administrative expenses decreased by 5% or $55,876, to $1,183,828 in 1999 from $1,239,704 in 1998, primarily as a result of the closure of the Times Square Facility in January 1998. Included in selling, general and administrative expenses in 1999 is a charge of $70,000 related to the termination and settlement of the former Chief Financial Officer's employment agreement and severance agreement effective March 1, 1999.

Depreciation and amortization decreased by 12% or $36,588, to $271,959 in 1999 from $308,547 in 1998, primarily as a result of depreciation and amortization related to the Times Square
Facility, which was closed in January 1998.

Interest expense decreased by 8% or $9,967, to $115,211 in 1999 from $125,178 in 1998, as a result of reductions in the outstanding balances of note payable to lender and capital lease obligations.

As consideration for providing a line of credit to the Company, the Company granted the Chief Executive Officer warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. The Company has calculated the fair value of the warrants issued to the Chief Executive Officer on the date of grant using the Black-Scholes option pricing model, and has charged the fair value of $64,620 to operations as a loan commitment fee during the six months ended June 30, 1999.

The Company recorded equity in net income of joint venture of $45,579 for the six months ended June 30, 1999.

The Company recorded an extraordinary item relating to a settlement with vendors of $56,413 during the six months ended
June 30, 1998.

Net loss was $412,429 for the six months ended June 30, 1999, as compared to a net loss of $440,956 for the six months ended June

30, 1998.

Liquidity and Capital Resources - June 30, 1999:

The Company utilized cash of $135,113 in operating activities during the six months ended June 30, 1999, as compared to utilizing cash of $344,906 during the six months ended June 30, 1998, excluding the collection of the $500,000 receivable from the Times Square landlord during the six months ended June 30, 1998. The reduction in cash utilized in operating activities in 1999 as compared to 1998 of $209,793 was primarily a result of a reduction in cash utilized for accounts payable and accrued expenses. At June 30, 1999, cash and cash equivalents had decreased by $78,516, to $161,825, as compared to $240,341 at December 31, 1998. As a result, the Company had a working capital deficit of ($135,250) at June 30, 1999, as compared to ($72,319) at December 31, 1998, resulting in current ratios of .59:1 and .81:1 at June 30, 1999 and December 31, 1998, respectively.

Net cash provided by investing activities was $75,981 for the six months ended June 30, 1999, primarily as a result of $81,422 of dividends received from the Company's joint venture with Dave & Buster's, Inc. Net cash used in investing activities was $55,382 for the six months ended June 30, 1998, primarily as a result of a $35,000 loan to the Company's Chief Executive Officer.

Net cash used in financing activities was $19,384 and $262,078 for the six months ended June 30, 1999 and 1998, respectively, as a result of principal payments on notes payable and capital lease obligations.

The Company has relied on the proceeds from the sale of its securities and from loans and equipment leases to provide the cash necessary to develop its facilities and ride films and to operate its business.

On December 31, 1996, the Company completed a financing agreement (the "Financing Agreement") with Finova Technology Finance, Inc. (the "Lender") structured as a sale-leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, the Financing Agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 and the original terms specified a four-year term with payments of $40,903 per month and a balloon payment at the end of the term of $157,503. On March 10, 1999, the Financing Agreement was amended to reduce the monthly payments from $40,903 to $21,789 and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at 15.7% per annum. The Financing Agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. The loan had a balance of $888,946 and $894,235 at June 30, 1999 and December 31, 1998, respectively.

On February 2, 1999, the Company entered into a loan agreement with its Chief Executive Officer. The loan agreement amends the existing notes receivable of approximately $90,000 from such officer to grant the Company the right to demand repayment within 90 days of a written request. In addition, the loan agreement includes a line of credit of $120,000 that the Chief Executive Officer is providing to the Company that expires on February 2, 2002, with interest at 12% per annum, which is secured by a lien on the Company's assets. Through June 30, 1999, there had been no borrowings under this line of credit. As consideration for providing the line of credit, the Company granted the Chief Executive Officer warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002.

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

Seasonality:

Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The degree of this seasonality varies among attractions, depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities will be highest during June through August (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more effected by seasonality than the Las Vegas Facility due to the extreme weather conditions during the winter months in

Alberta, Canada. The revenues generated during peak tourist periods have a significant impact on the Company's results of operations.

Year 2000 Issue:

The Year 2000 issue results from the fact that certain computer programs have been written using two digits rather than four digits to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, sell tickets or engage in similar normal business activities.

Based on a recent internal assessment, the Company has determined that its software programs are already Year 2000 compliant, or that the cost of any needed modifications will not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

                    PART II.  OTHER INFORMATION




ITEM 5.  OTHER INFORMATION

Effective March 1, 1999, Toufic R. Bassil's employment as the
Company's Chief Financial Officer, Secretary and Treasurer was terminated.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         27   Financial Data Schedule (electronic filing only)

    (b)  Reports on Form 8-K:

         Three Months Ended June 30, 1999 - None

                            SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  August 9, 1999             By:  ___________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer,
                                       President, Chief Financial
                                       Officer and Chairman of the
                                       Board of Directors
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)