Form 10QSB
period 1999-09-30
CINEMA RIDE INC
filed 1999-11-12
CIK 925956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1999, the Company had 731,823 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets (Unaudited) - December 31, 1998 and September 30, 1999

              Consolidated Statements of Operations (Unaudited) - Three months and nine months ended September 30, 1999 and 1998

              Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 1999 and 1998

              Notes to Consolidated Financial Statements (Unaudited) - Nine Months Ended September 30, 1999 and 1998

     Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                       Cinema Ride, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)


                                    September 30,    December 31,
                                        1999             1998
                                    -------------    ------------
Assets

Current assets:
    Cash and cash equivalents          $  264,826       $  240,341
    Inventories                            19,131            8,666
    Prepaid expenses and other
      current assets                       27,418           62,577
                                       ----------       ----------
Total current assets                      311,375          311,584
                                       ----------       ----------

Property and equipment:
    Office equipment and furniture        105,249          105,477
    Equipment under capital lease         139,474          139,474
    Lease improvements                    946,515          946,515
    Theater and film equipment          1,655,805        1,653,798
                                       ----------       ----------
                                        2,847,043        2,845,264

    Accumulated depreciation           (1,615,321)      (1,390,528)
                                       ----------       ----------
                                        1,231,722        1,454,736
                                       ----------       ----------

Other assets:
  Film library, net of accumulated
      amortization of $850,668 and
      $676,293                            242,103          416,477
  Investment in joint venture             429,546          473,957
  Receivables from officers                95,264           89,631
  Consulting agreement                     31,213           39,016
  Deferred lease costs and other
    assets                                126,761          156,679
                                       ----------       ----------
                                          924,887        1,175,760
                                       ----------       ----------
Total assets                           $2,467,984       $2,942,080
                                       ==========       ==========


                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
               Consolidated Balance Sheets (Unaudited) (continued)


                                              September 30,    December 31,
                                                   1999           1998
                                               -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued
      expenses                                 $   159,372    $   243,480
    Current portion of capital
      lease obligations                             21,583         18,985
    Current portion of note payable
      to lender (Note 2)                            95,166        111,386
    Current portion of note payable
      to bank                                        2,293         10,052
                                               -----------    -----------
Total current liabilities                          278,414        383,903
                                               -----------    -----------
Non-current liabilities:
  Obligations under capital lease,
    less current portion                            46,476         63,004
  Note payable to lender, less
    current portion (Note 2)                       755,259        782,849
  Deferred rent                                     90,051        109,157
                                               -----------    -----------
                                                   891,786        955,010
                                               -----------    -----------
Total liabilities                                1,170,200      1,338,913
                                               -----------    -----------

Stockholders' equity (Notes 3 and 4):
    Preferred stock, $.01 par value -
      Authorized - 500,000 shares
      Issued - None
    Common stock, $.08 par value -
      Authorized - 20,000,000 shares
      Issued - 731,823 shares                       58,546         58,546
    Additional paid-in-capital                   9,212,209      9,175,780
    Treasury stock, at cost - 6,473
      shares at December 31, 1998                                 (29,000)
    Accumulated deficit                         (7,972,971)    (7,602,159)
                                               -----------    -----------
Total stockholders' equity                       1,297,784      1,603,167
                                               -----------    -----------
Total liabilities and
  stockholders' equity                         $ 2,467,984    $ 2,942,080
                                               ===========    ===========



         See accompanying notes to consolidated financial statements.

                 Cinema Ride, Inc. and Subsidiaries
          Consolidated Statements of Operations (Unaudited)


                                         Three Months Ended
                                            September 30,
                                      --------------------------
                                        1999             1998
                                      ---------        ---------
Revenues                               $711,437         $708,901

Selling, general and
  administrative expenses               508,265          557,346


Depreciation and amortization           135,280          137,838
                                        -------          -------
Income from operations                   67,892           13,717

Other income (expense)
  Equity in net income
    of joint venture                     12,610            4,489
  Interest income                         3,610            6,727
  Interest expense                      (42,495)         (54,565)
                                        -------          -------
Net income (loss)                      $ 41,617         $(29,632)
                                        =======          =======

Basic and diluted net income
  (loss) per common share
  (Note 1)                                $0.06         $  (0.04)
                                        =======          =======

Weighted average common
  shares outstanding -
  basic and diluted                     731,823          731,885
                                        =======          =======



          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)


                                          Nine Months Ended
                                            September 30,
                                      --------------------------
                                        1999             1998
                                      ---------        ---------
Revenues                             $1,883,764       $1,869,919

Selling, general and
  administrative expenses             1,692,093        1,797,050


Depreciation and amortization           407,239          446,385
                                      ---------        ---------
Loss from operations                   (215,568)        (373,516)

Other income (expense)
  Equity in net income
    of joint venture                     58,189            4,489
  Interest income                         8,893           21,769
  Interest expense                     (157,706)        (179,743)
  Fair value of warrants
    issued to Chief
    Executive Officer as
    commitment fee for line
    of credit (Note 4)                  (64,620)
                                      ---------        ---------
Operating loss before
  extraordinary item                   (370,812)        (527,001)

Extraordinary item -
  settlement with vendors                                 56,413
                                      ---------        ---------
Net loss                              $(370,812)       $(470,588)
                                      =========        =========

Basic and diluted loss per
  common share (Note 1):
  Operating loss before
    extraordinary item                   $(0.51)          $(0.72)
  Extraordinary item                                        0.08
                                      ---------        ---------
  Net loss                               ($0.51)          $(0.64)
                                      =========        =========
Weighted average common
  shares outstanding -
  basic and diluted                     731,823          731,273
                                      =========        =========

      See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


                                          Nine Months Ended
                                            September 30,
                                          ----------------------
                                             1999         1998
                                          ---------    ---------
Cash flows from operating activities:
    Net loss                              ($370,812)   ($470,588)
    Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization         407,239      446,385
      Common stock issued for services
        rendered                                809        3,107
      Equity in net income of joint
        venture                             (58,189)      (4,489)
      Amortization of consulting
        agreement                             7,803        7,803
      Amortization of deferred
        financing costs                       9,314       32,190
      Settlement with vendors                            (56,413)
      Fair value of warrants issued
        to Chief Executive Officer
        as commitment fee for line
        of credit                            64,620
      Changes in operating assets and
        liabilities:
        (Increase) decrease in:
        Inventories                         (10,465)      13,206
         Prepaid expenses and other
          current assets                     35,159       (9,185)
        Receivable from Times Square
          landlord                                       500,000
        Deposits                             12,532
         Increase (decrease) in:
        Accounts payable and
          accrued expenses                  (85,887)    (195,237)
        Deferred rent                       (19,106)     (22,469)
                                          ---------    ---------
Net cash provided by (used in)
  operating activities                       (6,983)     244,310
                                          ---------    ---------



                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)



                                            Nine Months Ended
                                              September 30,
                                        --------------------------
                                          1999             1998
                                        ---------        ---------

Cash flows from investing activities:
  Capital expenditures                   $               ($ 16,018)
  Film production costs                                     (2,643)
  Investment in joint venture              (4,376)         (95,924)
  Dividends received from joint
    venture                               106,976
  Increase in receivables from
    officers                               (5,633)         (35,000)
  Deferred lease costs and other
    assets                                                  (9,000)
                                         --------         --------
Net cash provided by (used in)
  investing activities                     96,967         (158,585)
                                         --------         --------

Cash flows from financing activities:
    Payments on notes payable             (51,569)        (246,405)
    Principal payments on capital
      lease obligations                   (13,930)        (112,647)
                                         --------         --------
Net cash used in financing
  activities                              (65,499)        (359,052)
                                         --------         --------

Cash and cash equivalents:
  Net increase (decrease)                  24,485         (273,327)
  At beginning of period                  240,341          705,630
                                         --------         --------
  At end of period                       $264,826         $432,303
                                         ========         ========


         See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998


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

Business - The Company is in the business of developing and operating rides consisting of motion simulator attractions that combine projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The Company currently operates rides in Las Vegas, Nevada; Edmonton, Alberta, Canada; and Atlanta, Georgia. The Company plans to open a new ride in Elizabeth, New Jersey in December 1999.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 1999, the results of operations for the three months and nine months ended September 30, 1998 and 1999, and the cash flows for the nine months ended September 30, 1998 and 1999. The consolidated balance sheet as of December 31, 1998 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 1998 that has impaired its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's independent certified public accountants have included a modification paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1998.

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

Loss Per Share - Basic earnings per share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of September 30, 1999, potential common stock consisted of 184,813 stock options and 1,899,535 warrants outstanding.

2.  Note Payable to Lender

On December 31, 1996, the Company completed a financing agreement (the "Financing Agreement") with Finova Technology Finance, Inc. (the "Lender") structured as a sale-leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, the Financing Agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 and the original terms specified a four-year term with payments of $40,903 per month and a balloon payment at the end of the term of $157,503. On March 10, 1999, the Financing Agreement was amended to reduce the monthly payments from $40,903 to $21,789 and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at 15.7% per annum. The Financing Agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. The loan had a balance of $850,425 and $894,235 at September 30, 1999 and December 31, 1998, respectively.


3.  Stockholders' Equity

During January 1998, the Company issued 6,474 shares of common stock to its former Chief Financial Officer. The Company recorded the issuance of such shares as additional compensation to the former Chief Financial Officer at the aggregate fair market value of $3,107 during the nine months ended September 30, 1998.

During April 1997, the Company paid $29,000 to repurchase 6,473 shares of its common stock previously issued to one of its vendors. During February 1999, the Company reissued these 6,473 shares held as treasury stock to its former Chief Financial Officer. The Company recorded the issuance of such shares as additional compensation to the former Chief Financial Officer at the aggregate fair market value of $809 during the nine months ended September 30, 1999. The $28,191 difference between the original cost of the treasury shares of $29,000 and the fair market value on the date of issuance of $809 was charged to additional paid-in capital.

4.  Warrants Issued to Chief Executive Officer

On February 2, 1999, the Company entered into a loan agreement with its Chief Executive Officer. The loan agreement amended outstanding notes receivable, including accrued interest, of approximately $90,000 from such officer to grant the Company the right to demand repayment within 90 days of a written request. In addition, the loan agreement included a line of credit for $120,000 that the Chief Executive Officer provided to the Company that expires on February 2, 2002, with interest at 12% per annum, which is secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company granted the Chief Executive Officer warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002.

During November 1999, the Company borrowed $120,000 from its Chief Executive Officer under the line of credit, and received $85,000 as repayment of the principal balance of the aforementioned notes receivable from the Chief Executive Officer.

The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services in exchange for equity instruments. The Company calculated the fair value of the warrants issued to the Chief Executive Officer on the date of grant using the Black-Scholes option pricing model, and charged the fair value of $64,620 to operations as a loan commitment fee during the nine months ended September 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

The Company was formed in April 1993, and operations of the Company commenced in October 1994 when the Las Vegas Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility, the Times Square Facility, and the Atlanta Facility, in August 1995, September 1996 and September 1998, respectively. The Company closed the Times Square Facility in January 1998. The Company plans to open a new facility at a factory outlet/entertainment mall in Elizabeth, New Jersey near Newark Airport in December 1999.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 1998 that has impaired its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's independent certified public accountants have included a modification paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1998.

The Company intends to manage its short-term liquidity requirements through a modified financing arrangement with its Lender and borrowings under its line of credit provided by its Chief Executive Officer (see "Liquidity and Capital Resources - September 30, 1999" below). The Company believes that its previous efforts to operate more efficiently will result in reduced expenses and improved operating cash flows in the future. Management believes that these previous efforts, combined with the modified financing arrangement with the Lender and the line of credit provided by the Chief Executive Officer, will be adequate to fund operations as well as the costs associated with the new ride facility in Elizabeth, New Jersey. However, there can be no assurances that the Company will be able to realize any benefit from improved operating efficiencies that will result in increased operating cash flows.

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

Results of Operations:

Three Months Ended September 30, 1999 and 1998 -

Revenues remained relatively constant, increasing by $2,536 to $711,437 in 1999 from $708,901 in 1998.

Selling, general and administrative expenses decreased by 9% or $49,081, to $508,265 in 1999 from $557,346 in 1998, primarily as a result of the Company's former Chief Financial Officer leaving the Company effective March 1, 1999.

Depreciation and amortization remained relatively constant, decreasing by 2% or $2,558, to $135,280 in 1999 from $137,838 in 1998.

Interest expense decreased by 22% or $12,070, to $42,495 in 1999 from $54,565 in 1998.

Equity in net income of joint venture increased by $8,121, to $12,610 in 1999 from $4,489 in 1998.

Net income was $41,617 for the three months ended September 30, 1999, as compared to a net loss of $29,632 for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 and 1998 -

Revenues remained relatively constant, increasing by 1% or $13,845, to $1,883,764 in 1999 from $1,869,919 in 1998. Included in 1998 revenues is approximately $70,000 of revenues from the Times Square Facility prior to its closure in January 1998. However, as a result of new marketing programs implemented during 1999 that increased both traffic and sales per customer at the Las Vegas Facility, the Las Vegas Facility generated a sufficient increase in revenues in 1999 to more than offset the loss of revenues from the Times Square Facility.

Selling, general and administrative expenses decreased by 6% or $104,957, to $1,692,093 in 1999 from $1,797,050 in 1998, primarily as a result of the closure of the Times Square Facility in January 1998. Included in selling, general and administrative expenses in 1999 is a charge of $70,000 related to the Company's former Chief Financial Officer leaving the Company effective March 1, 1999.

Depreciation and amortization decreased by 9% or $39,146, to $407,239 in 1999 from $446,385 in 1998, primarily as a result of depreciation and amortization related to the Times Square Facility, which was closed in January 1998.

Interest expense decreased by 12% or $22,037, to $157,706 in 1999 from $179,743 in 1998.

As consideration for providing a line of credit to the Company, the Company granted the Chief Executive Officer warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. The Company calculated the fair value of the warrants issued to the Chief Executive Officer on the date of grant using the Black-Scholes option pricing model, and charged the fair value of $64,620 to operations as a loan commitment fee during the nine months ended September 30, 1999.

Equity in net income of joint venture increased by $53,700, to $58,189 in 1999 from $4,489 in 1998.

The Company recorded an extraordinary item relating to a settlement with vendors of $56,413 during the nine months ended September 30, 1998.

Net loss was $370,812 for the nine months ended September 30, 1999, as compared to a net loss of $470,588 for the nine months ended September 30, 1998.

Liquidity and Capital Resources - September 30, 1999:

The Company utilized cash of $6,983 in operating activities during the nine months ended September 30, 1999, as compared to utilizing cash of $255,690 during the nine months ended September 30, 1998, excluding the collection of the $500,000 receivable from the Times Square landlord during the nine months ended September 30, 1998. The reduction in cash utilized in operating activities in 1999 as compared to 1998 of $248,707 was primarily a result of improved operating results, a reduction in cash utilized for accounts payable and accrued expenses, and the non-cash commitment fee for a line of credit charged to operations in 1999. At September 30, 1999, cash and cash equivalents had increased by $24,485, to $264,826, as compared to $240,341 at December 31, 1998. As a result, the Company had working capital of $32,961 at September 30, 1999, as compared to a working capital deficit of ($72,319) at December 31, 1998, resulting in current ratios of 1.12:1 and .81:1 at September 30, 1999 and December 31, 1998, respectively.

Net cash provided by investing activities was $96,967 for the nine months ended September 30, 1999, primarily as a result of $106,976 of dividends received from the Company's joint venture with Dave & Buster's, Inc. Net cash used in investing activities was $158,585 for the nine months ended September 30, 1998, primarily as a result of an investment in joint venture of $95,924 and a $35,000 loan to the Company's Chief Executive Officer.

Net cash used in financing activities was $65,499 and $359,052 for the nine months ended September 30, 1999 and 1998, respectively, as a result of principal payments on notes payable and capital lease obligations.

The Company has relied on the proceeds from the sale of its securities and from loans and equipment leases to provide the cash necessary to develop its facilities and ride films and to operate its business.

On December 31, 1996, the Company completed a financing agreement (the "Financing Agreement") with Finova Technology Finance, Inc. (the "Lender") structured as a sale-leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, the Financing Agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 and the original terms specified a four-year term with payments of $40,903 per month and a balloon payment at the end of the term of $157,503. On March 10, 1999, the Financing Agreement was amended to reduce the monthly payments from $40,903 to $21,789 and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at 15.7% per annum. The Financing Agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. The loan had a balance of $850,425 and $894,235 at September 30, 1999 and

December 31, 1998, respectively.

On February 2, 1999, the Company entered into a loan agreement with its Chief Executive Officer. The loan agreement amended outstanding notes receivable, including accrued interest, of approximately $90,000 from such officer to grant the Company the right to demand repayment within 90 days of a written request. In addition, the loan agreement included a line of credit of $120,000 that the Chief Executive Officer provided to the Company that expires on February 2, 2002, with interest at 12% per annum, which is secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company granted the Chief Executive Officer warrants to purchase 1,527,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002.

During November 1999, the Company borrowed $120,000 from its Chief Executive Officer under the line of credit, and received $85,000 as repayment of the principal balance of the aforementioned notes receivable from the Chief Executive Officer. The aggregate proceeds of $205,000 are being utilized to fund the costs associated with the installation of the Company's new ride facility in Elizabeth, New Jersey, which is currently scheduled to open in December 1999.

Las Vegas Facility Lease:

The Company currently generates the majority of its revenues from the Las Vegas Facility. In connection with the December 1995 amendment to the Las Vegas Facility lease, the Company waived, on a one-time only basis, its exclusivity right within the Forum Shops at Caesar's Palace Hotel and Casino to allow an IMAX Simulator Theater to be installed within the Forum Shops. However, the Company obtained the right to terminate its lease if the Company's sales for any full lease year after opening of the IMAX Simulator Theater do not equal or exceed $2,000,000, and in return the landlord obtained the right to terminate the lease if sales for any full lease year do not equal or exceed $1,500,000. The IMAX Simulator Theater opened during December 1997. Management does not believe that the Company has experienced any significant decrease in revenues at its Las Vegas Facility subsequent to that date as a result of the opening of the IMAX Simulator Theater. However, there can be no assurances that revenues in subsequent years at the Las Vegas Facility will not decrease below $1,500,000 annually and that the landlord will not terminate the lease.

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

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                 27     Financial Data Schedule (electronic filing only)

        (b)     Reports on Form 8-K:

                Three Months Ended September 30, 1999 - None

                              SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  November 10, 1999          By:  __________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer,
                                       President, Chief Financial
                                       Officer and Chairman of
                                       the Board of Directors
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)