Form 10KSB
period 1999-12-31
CINEMA RIDE INC
filed 2000-03-29
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  Fiscal  Year  Ended  December  31,  1999

 [  ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE SECURITIES
         EXCHANGE  ACT  OF  1934

         For  the  transition  period  from  to

                        Commission File Number:  0-24592

                               CINEMA RIDE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                 95-4417467
-------------------------------               ----------------------
(State  or  other  jurisdiction  of                 (I.R.S.  Employer
incorporation  or  organization)                Identification  Number)



         12001 Ventura Place, Suite 340, Studio City, California  91604
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Issuer's  telephone  number,  including  area  code:  (818)  761-1002

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None.

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
                          Common Stock, $0.08 par value
                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of class)

   Check  whether  the  issuer  (1)  filed  all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No  [  ]

          Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The issuer's revenues for the fiscal year ended December 31, 1999 were $2,457,607.

     The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of March 17, 2000, was $1,007,558.

     As of March 17, 2000, the issuer had 779,823 shares of common stock issued and outstanding.

          Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [x]

          Documents  incorporated  by  reference:  None.

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

     This Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.


                                     PART I.


ITEM  1.   DESCRIPTION  OF  BUSINESS

Overview:

     Cinema Ride, Inc. (the "Company") was incorporated in Delaware in April 1993. Unless the context otherwise requires, references to the Company in this report refer to Cinema Ride, Inc. and its subsidiaries. The Company is in the business of developing and operating rides consisting of motion simulator attractions that combine projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized seating platforms that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of five facilities. The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the "West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the "Times Square Facility") commenced operations in September 1996 and was located in Times Square in New York City, New York. The Times Square Facility was closed during January 1998. The fourth facility (the "Atlanta Facility") commenced operations in September 1998 as a joint venture with Dave & Buster's, Inc. and is located in Atlanta, Georgia. The fifth facility (the "New Jersey Facility") commenced operations in January 2000 and is located in the Jersey Gardens Mall in Elizabeth, New Jersey, near Newark Airport. The Company's executive offices are located in Studio City, California.

Equipment  and  Technology:

     Each of the Company's rides is comprised of two basic elements, a motion simulator, which consists of an enclosed seating platform and related equipment and computer programming, and the 3-D films viewed by audiences in the simulator.

     Simulators:

The Company utilizes a simulator that is both space and cost efficient. Each simulator includes an enclosed capsule with 15 seats in which audiences are seated during a given ride. Inside the capsule, each seat faces a screen at the front of the capsule onto which the ride film is projected. Company attractions consists of one or more capsules, the number of which varies depending on the size and desired seating capacity of a particular location. The Las Vegas Facility consists of four capsules, the New Jersey consists of two capsules, and the West Edmonton Mall Facility and the Atlanta Facility each consist of one capsule.

     Capsules  are mounted on top of a motion base consisting of six independent
hydraulic   cylinders   that  control  the  movement of the attached
capsule. The motion bases allow an audience to experience a full six degrees of motion (pitch, roll, heave, yaw, surge and sway). Through the use of the motion base, capsules have a maximum range of motion of approximately six feet. The motion bases used by the Company were constructed by a manufacturer of military and commercial flight simulators which is now out of business. This has not been a problem for the Company, since replacement parts are available from other sources and the motion bases are being manufactured by another company.

     Each simulator combines the motion base and capsule with two video projectors and audio systems which provide a visual and audio presentation without the degeneration of picture and sound that is common to film formats under heavy usage. In addition, the use of laser disk players enables the Company to avoid delays associated with rewinding traditional film and enables the Company to change entire presentations with the push of a single button. The projection equipment used by the Company is capable of projecting both 3-D and standard ride films.

     All of the mechanical equipment comprising the simulator is coordinated by a computer system. A time code is added to each laser disk in order to enable the film data to correspond with the movement of the motion bases. As the projectors receive the film and sound data from the laser disks, the simulator's computer receives the time code, which enables the computer to synchronize the filmed action with the movement of the motion bases and the operation of the wind machines.

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

     3-D  Films:

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

     As of December 31, 1999, the Company had completed production of six ride films for exhibition in its attractions. The Company produces ride films by contracting with independent film production companies.

     The typical ride film lasts approximately four minutes. Each capsule is able to feature approximately nine to twelve attractions per hour. The Company does not anticipate that any of its attractions will operate at or near maximum capacity.

Facility  Operations:

     The Company currently generates virtually all of its income from the sale of ride tickets. Customers purchase ride tickets at a ticket booth. Prior to the showing, ticket holders are led through an entry area where their tickets are taken and they are handed 3-D glasses and led into a pre-show area. While the previous audience is inside the capsule viewing the ride film, ticket holders in the pre-show area watch a short film on a video monitor outlining safety instructions and other information regarding the ride.

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

     The hours of operation for all of the Company's facilities are generally from 11:00 a.m. to 11:30 p.m. The average price per show is generally less than $5.00 due to the Company's practice of selling multiple features per ticket and the use of coupons and other promotional discounts.

Joint  Venture:

     On May 29, 1998, the Company entered into a three-year joint venture agreement with Dave & Buster's, Inc. to install its 3-D motion simulation theater at Dave & Buster's, Inc. facility in Atlanta, Georgia. Dave & Buster's, Inc. was responsible for providing the space in its Atlanta, Georgia facility and preparing the premises for installation. The Company was responsible for the transportation and installation of its equipment. The theater installation was completed and became operational on September 14, 1998. The joint venture agreement can be terminated by either party prior to the end of the three-year period if, among other things, certain revenue and cash flow goals are not achieved.

Sale  of  Systems  to  Third  Party  Operators:

     The Company may pursue customers for the sale or joint venture of its simulator systems. The Company also may lease its film library to buyers of its simulator systems, as well as others, for an annual fee based on a percentage of gross revenues generated by the sold capsules with a minimum rental fee due annually. There can be no assurance that the Company will be successful in its efforts to sell its capsules to third party operators.

Competition:

     The Company faces intense competition in the development and marketing of attractions. Such competition extends to gaining access to desirable locations for attractions, as well as to selling or leasing simulators and ride films. Iwerks Entertainment, Inc. and Showscan Corporation, as well as other companies, develop and market simulators that compete with the simulators and related filmed entertainment developed and marketed by the Company. Many of these corporations have greater financial and marketing resources than the Company and have established reputations for success in the development and marketing of products that are competitive with those of the Company. In addition, there are no significant barriers to entry that would prevent additional competitors from competing with the Company in the development and operation of attractions on a site-by-site basis.

     The Company also competes with existing motion simulators on a site-by-site basis. The Company is aware of several competing motion simulator attractions currently existing in the vicinity of its facilities, including a motion simulator attraction developed by Caesar's Palace Hotel and Casino with IMAX Corporation which was opened during December 1997 in the new expansion of the Forum Shops. In addition, the Excalibur Hotel in Las Vegas has a simulator ride facility that has been operational for many years. The Hilton Hotel Casino and the Luxor Hotel and Casino in Las Vegas offer motion simulator attractions. Other hotels or theme parks in Las Vegas may also acquire or develop motion simulator attractions, including such major new hotels such as the Mandalay Bay and the Venetian. The Company also competes for customers to some extent with theme parks, traditional motion pictures and other forms of filmed or computer entertainment. Similarly, the West Edmonton Mall Facility competes with existing motion simulators within the West Edmonton Mall. The New Jersey Facility has no motion simulator competition within the immediate vicinity. The Company's attractions compete with other attractions and entertainment alternatives in a given region on the basis of location, price and content of its ride films.

     The Company believes that the real estate experience of its management assists it in effectively competing in locating and acquiring favorable locations for its attractions. In addition, the Company believes that the compact size and realistic motion capabilities of its simulators, as well as the unique and entertaining thematic elements and effects of its ride films, enable it to effectively compete for customers with regard to the marketing of its attractions.

Seasonality:

     Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The degree of this seasonality varies among attractions depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. Attendance at the Company's facilities is highest during June through August (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more effected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the winter months in Alberta, Canada. The revenues generated during peak tourist periods have a significant impact on the Company's results of operations.

Trademarks,  Copyrights  and  Patents:

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

Insurance:

     The Company maintains insurance coverage that it believes provides adequate coverage for all of its current operations. The Company also maintains $1,000,000 "key-man" life insurance on the life of Mitchell J. Francis, its President and Chief Executive Officer, as to which the Company is the sole beneficiary.

Governmental  Regulations:

     The Company is subject to certain governmental regulations that establish standards for the design, construction, installation, alteration, maintenance, operation and inspection of amusement rides such as the Company's attractions. The Company is in compliance with such standards and has obtained all necessary permits and approvals.

Employees:

     As of March 17, 2000, the Company had three full-time employees at its corporate offices (including its officers), 18 employees at its Las Vegas Facility, five employees at its West Edmonton Mall Facility, and seven employees at its New Jersey Facility. Employees at the ride locations consist of both full-time and part-time employees. Should the Company add new facilities, the Company expects to hire additional employees to manage and operate the new facilities. The Company's employees are not represented by any unions. The Company believes that its relations with its employees are satisfactory.


ITEM  2.   DESCRIPTION  OF  PROPERTY

Las  Vegas  Facility:

     In October 1993, the Company entered into a lease agreement for a site in the Forum Shops adjacent to Caesar's Palace Hotel and Casino that houses the Company's Las Vegas Facility. The Las Vegas Facility lease has a term of 10 years through July 2004, with an option to extend the term of the lease for one additional five-year period.

     The lease for the Las Vegas Facility granted the Company the exclusive right to operate a motion simulator attraction within the Forum Shops mall. However, pursuant to a December 1995 amendment to the lease between the Company and the lessor of the Forum Shops, the Company agreed to waive, on a one-time only basis, its exclusive right within the Forum Shops mall to permit a themed simulator attraction to be located in the mall in exchange for several concessions from the landlord. An IMAX Simulator Theater was opened in the Forum Shops mall during December 1997.

West  Edmonton  Mall  Facility:

     During July 1995, the Company, through its wholly-owned Alberta, Canada subsidiary, Cinema Ride Edmonton, Inc., entered into a lease agreement to install and operate one capsule in the West Edmonton Mall, Alberta, Canada. The lease agreement has a term of five years through June 2000, with an option to extend the term of the lease for one additional five-year period.

     The West Edmonton Mall consists of 5,200,000 square feet of rentable space, combining recreation, entertainment and retail shops. The mall also includes a 360 room hotel, a gambling casino, several restaurants, an ice skating ring, a dolphin show, a water park, 20 aquariums, a miniature golf course, a roller coaster, and two motion simulators. The Company's facility is located within the food court of the mall, thus capitalizing on the traffic that the food court generates, especially in the high tourist season.

     The West Edmonton Mall completed an expansion project in 1999 that included an entertainment center and an IMAX Theater. Management is unable to estimate the effect, if any, that such additional entertainment facilities will have on its West Edmonton Mall Facility's operations.

New  Jersey  Facility:

     During October 1999, the Company, through its wholly-owned New York subsidiary, Cinema Ride Times Square, Inc., entered into a lease agreement to install and operate two capsules in the Jersey Gardens Mall, Elizabeth, New
Jersey. The New Jersey Facility lease has a term of five years through January 2005, with an option to extend the term of the lease for one additional five-year period. The Company opened this facility in January 2000. The Jersey Gardens Mall consists of 1,500,000 square feet of rentable space, combining factory outlet shops and entertainment, and is located near Newark Airport.

Corporate  Offices:

     The Company leases office space in Studio City, California as its corporate headquarters. The lease is for a period of five years expiring June 2000, with an option to extend the term of the lease for one additional three-year period. The monthly rent is currently $5,639.


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


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

     PART  II.


ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Since March 12, 1998, the common stock of the Company has been traded on the OTC Bulletin Board under the symbol "MOVE". From September 1994 through March 11, 1998, the Company's common stock was traded on the Nasdaq SmallCap Market. The Company's common stock was delisted from the Nasdaq SmallCap Market on March 11, 1998 for failure to maintain compliance with the minimum bid price and market value of public float requirements. The following table sets forth the range of reported closing bid prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The information set forth below reflects the one-for-eight reverse stock split effective May 29, 1998. The information set forth below was obtained from America Online, Inc.




                                              High       Low
                                             ------     ------
Fiscal Year Ended December 31, 1998:
-----------------------------------

Three months ended -

March 31, 1998. . . . . . . . . . . . . .  $    1.20  $    0.50

June 30, 1998 . . . . . . . . . . . . . .       1.00       0.50

September 30, 1998. . . . . . . . . . . .       0.69       0.19

December 31, 1998 . . . . . . . . . . . .       0.14       0.13


Fiscal Year Ended December 31, 1999:
-----------------------------------

Three months ended -

March 31, 1999 . . . . . . . . . . .            0.25       0.06

June 30, 1999. . . . . . . . . . . .            0.38       0.12

September 30, 1999 . . . . . . . . .            0.13       0.13

December 31, 1999. . . . . . . . . .            0.44       0.13



     As of March 17, 2000, the Company had 204 common shareholders of record, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had
approximately   1,100 beneficial  common  shareholders  as  of  March  17, 2000

     Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. The Company has not paid cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth and development of the Company's business operations.

     During January 1998, the Company issued 6,474 shares of common stock to its then Chief Financial Officer with an aggregate fair value of $3,107.

     During the year ended December 31, 1998, the Company issued stock options to its directors to purchase an aggregate of 2,500 shares of common stock with an exercise price of $0.39 per share.

     During the year ended December 31, 1998, the Company issued stock options to various employees to purchase an aggregate of 3,000 shares of common stock with an exercise price of $0.40 per share.

     During the year ended December 31, 1998, the Company issued stock options to its Chief Executive Officer to purchase 25,000 shares of common stock with an exercise price of $0.25 per share.

     During the year ended December 31, 1999, the Company issued 6,473 shares of common stock to its then Chief Financial Officer with an aggregate fair value of $809.

     During the year ended December 31, 1999, the Company issued warrants to its Chief Executive Officer to purchase 1,538,461 shares of common stock with an exercise price of $0.13 per share.

     During the year ended December 31, 1999, the Company issued stock options to its directors to purchase an aggregate of 2,500 shares of common stock with an exercise price of $0.38 per share.

     The shares of common stock, stock options and warrants were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.


ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Overview:

     The Company was formed in April 1993, and operations of the Company commenced in October 1994 when the Las Vegas Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility, the Times Square Facility, the Atlanta Facility, and the New Jersey Facility, in August 1995,
September 1996, September 1998, and January 2000, respectively. The Company closed the Times Square Facility in January 1998.

Going  Concern:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 1999 that has impaired its ability to obtain additional outside financing. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company intends to manage its short-term liquidity concerns through a modified financing arrangement with its Lender and borrowings under its line of credit provided by its Chief Executive Officer, as described below. The Company believes that its previous efforts to operate more efficiently will result in reduced expenses and improved operating cash flows in the future. Management believes that these previous efforts, combined with the modified financing arrangement with the Lender and the line of credit provided by the Chief Executive Officer, will be adequate to fund operations as well as the costs associated with the New Jersey Facility. However, there can be no assurances that the Company will be able to realize any benefit from improved operating efficiencies that will result in increased operating cash flows.

     The Company is also continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers or joint ventures. The Company is also considering a wide range of other business opportunities, some of which are unrelated to the Company's current business activities and could result in a change in control of the Company. There can be no assurances that the Company will be able to secure the working capital necessary to fund any future business endeavor on a timely basis and/or under acceptable terms and conditions.

Results  of  Operations:

Years  Ended  December  31,  1999  and  1998  -

     Revenues increased by $79,933 or 3.4% to $2,457,607 in 1999 from $2,377,674 in 1998. Included in 1998 revenues is approximately $70,000 of revenues from the Times Square Facility prior to its closure in January 1998. However, as a result of new marketing programs implemented during 1999, the Las Vegas Facility generated a sufficient increase in revenues in 1999 to more than offset the loss of revenues from the closure of the Times Square Facility.

     Equity in net income of joint venture was $48,403 in 1999, as compared to $5,578 in 1998. The joint venture with Dave & Buster's, Inc. commenced operations in September 1998 (see "ITEM 1. DESCRIPTION OF BUSINESS - Joint Venture").

     Selling, general and administrative expenses were essentially unchanged in 1999 as compared to 1998. Selling, general and administrative expenses were $2,309,862 in 1999 as compared to $2,308,453 in 1998. Included in selling, general and administrative expenses in 1999 were $38,311 of start-up costs related to the New Jersey Facility.

     Depreciation and amortization decreased by 17.2% or $104,427, to $502,529 in 1999 from $606,956 in 1998, primarily as a result of depreciation and amortization related to the Times Square Facility, which was closed in January 1998.

     Interest expense decreased by $27,111 or 11.9%, to $200,893 in 1999 from $228,004 in 1998, primarily as a result of a reduction in the outstanding principal balance on the note payable to lender and a reduction in the outstanding balance of capital lease obligations.

     As consideration for providing a line of credit to the Company, the Company granted the Chief Executive Officer warrants to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. The Company calculated the fair value of the warrants issued to the Chief Executive Officer on the date of grant using the Black-Scholes option pricing model, and charged the fair value of $64,620 to operations as a loan commitment fee during the year ended December 31, 1999.

     During 1998, the Company recorded a reserve for impairment of theater and film equipment available for use and disposal of $1,399,797, to provide a reserve for excess equipment that the Company determined will not be used in its operations in the foreseeable future.

     The Company recorded an extraordinary item relating to a settlement with vendors of $56,413 during the year ended December 31, 1998.

     The Company recorded a net loss of $559,941 in 1999, as compared to a loss of $2,062,953 in 1998.

     As of December 31, 1999, the Company had Federal and California net operating loss carryforwards of approximately $6,833,987 and $3,219,370, respectively, available to offset future Federal and California taxable income. The unused net operating loss carryforwards expire in various amounts through 2019 for Federal and through 2004 for California state purposes.

     Net deferred tax assets of approximately $2,600,000 at December 31, 1999 resulting from net operating losses, tax credits and other temporary differences have been offset by a 100% valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.


Liquidity  and  Capital  Resources:

     The Company utilized cash of $17,260 in operating activities during the year ended December 31, 1999, as compared to utilizing cash of $369,569 during the year ended December 31, 1998, excluding the collection of the $500,000 receivable from the Times Square landlord during the year ended December 31,

1998. The reduction in cash utilized in operating activities in 1999 as compared to 1998 of $352,309 was primarily a result of improved operating results and a reduction in cash utilized for accounts payable and accrued expenses. At December 31, 1999, the Company's cash and cash equivalents had increased by $79,848, to $320,189, as compared to $240,341 at December 31, 1998. As a result, the Company had a working capital deficit of ($47,006) at December 31, 1999, as compared to a working capital deficit of ($72,319) at December 31, 1998, resulting in current ratios of 0.88:1 and 0.81:1 at December 31, 1999 and 1998, respectively.

     Net cash provided by investing activities was $73,162 in 1999, as compared to net cash used in investing activities of $154,358 in 1998. Dividends from the joint venture were $110,697 in 1999, as compared to $8,041 in 1998. The Company received $85,000 as proceeds from the repayment of a loan to its Chief Executive Officer in 1999, as compared to providing a loan of $35,000 to its Chief Executive Officer in 1998. The Company expended $122,535 in 1999 for the purchase of fixed assets, primarily with respect to the New Jersey Facility, as compared to $18,662 in 1998 for the purchase of fixed assets and capitalized film production costs.

     In conjunction with the joint venture with Dave & Buster's, Inc., during the year ended December 31, 1998, the Company incurred $95,924 in transportation and installation costs and $367,683 in equipment costs.

     Net cash provided by financing activities was $23,946 in 1999, as compared to net cash used in financing activities of $441,362 in 1998. Principal payments on notes payable were $73,722 in 1999, as compared to $334,241 in 1998. Principal payments on capital lease obligations were $22,332 in 1999, as compared to $107,121 in 1998. During November 1999, the Company borrowed $120,000 from its Chief Executive Officer under the line of credit arranged in February 1999. The Company also financed the acquisition of fixed assets aggregating $65,384 for the New Jersey Facility through capital lease obligations in 1999.

     During 1997, 1998 and 1999, the Company relied on the proceeds from loans and capital leases to provide the resources necessary to develop its facilities and ride films and to operate its business. The Company funded the acquisition of fixed assets in conjunction with the development of its New Jersey Facility through the $120,000 line of credit provided by the Chief Executive Officer. As of December 31, 1999, the Company did not have any capital expenditure commitments. However, the Company incurred approximately $85,000 of start-up costs in January 2000 in conjunction with the New Jersey Facility.

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

     On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc. (the "Lender") which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, repayable over a four-year period at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at an annual rate of

15.7%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. The balance of the loan was $830,149 and $894,235 at December 31, 1999 and 1998, respectively.

      On February 2, 1999, the Company entered into a loan agreement with the Company's Chief Executive Officer. The loan agreement amended outstanding notes receivable, including accrued interest, of approximately $90,000 from such officer so as to grant the Company the right to demand repayment within 90 days of a written request. In addition, the loan agreement included a line of credit of $120,000 from the Chief Executive Officer that expires on February 2, 2002, with interest at 12% per annum, which is secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company granted the Chief Executive Officer warrants to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. Pursuant to this amended loan agreement, during November 1999, the Chief Executive Officer repaid $85,000 of his notes receivable, consisting of principal of $75,000 and accrued interest of $10,000, and the Company borrowed $120,000 from him under the line of credit.

Company  Outlook:

     Identification  and  Development  of  New  Sites  for  Attractions:

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

     The Company believes that each new attraction will take approximately four to six months from lease execution to commencement of operations. Total cost of developing new attractions, including construction, fixtures, equipment and start-up costs after completion are estimated to be at least $400,000 per site. These costs will vary depending on the leased space, the scope of any tenant improvements required to be performed by the Company in connection with leasing a given location and the number of theaters installed, as well as the size and location of the planned attraction. In addition to the cost of the equipment necessary to establish a new attraction location, the Company estimates that it will add approximately ten employees per each additional location that it owns and operates. There can be no assurances that the Company will be able to locate acceptable new sites in which to establish new attractions, or that the Company will be able to fund the development of any new sites that it may select.

     The Company currently owns two remaining capsules that it intends to use exclusively for spare parts. Accordingly, the Company expects that any new ride sites would therefore be based on newly-developed ride technology.

     Joint  Venture  Efforts:

     In order to reduce the out-of-pocket costs in the development of attractions, the Company will also continue to pursue joint venture arrangements with property owners and businesses that want to operate their own attractions. The Company and its joint venture partner would split the profits, if any, from the attraction based on negotiated terms. Joint ventures with third parties would provide the Company with an additional source of revenues and profits with less risk and capital investment than is associated with owning and operating systems.

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

     As of December 31, 1999, the Company had completed any required modifications to its software to ensure that its software systems were Year 2000 compliant. The cost of such modifications was not material.

     Since the date rollover on January 1, 2000, the Company has not experienced any material adverse effect from the Year 2000 Issue. While the primary risk to the Company with respect to the Year 2000 Issue continues to be the ability of third parties to provide goods and services in a timely and accurate manner, the Company has not experienced any such disruption to date.
The Company does not expect any remaining risks with respect to the Year 2000 Issue to have a material adverse effect on the Company.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 17, 2000. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                   Age     Position(s)
----                   ---     -----------

Mitchell  J.  Francis    44      Chairman  of the Board of Directors, President,
                                 Chief  Executive  Officer  and  Chief Financial
                                 Officer

Benjamin  Frankel        64      Director

Norman  Feirstein        51      Director



Biographies  of  Directors  and  Executive  Officers:

Mitchell J. Francis. Mr. Francis has been the Chairman of the Board of Directors since June 1993, has been Chief Executive Officer and President since the Company's inception in April 1993, and has been Chief Financial Officer since March 1, 1999. Prior to founding the Company, Mr. Francis was involved in site acquisition, analysis, architectural design, construction, management and marketing of numerous residential and commercial projects and has been the general partner of numerous real estate limited partnerships. Mr. Francis is also the President and principal shareholder of Francis Development Inc., a real estate development company that he founded in 1981.

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

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act of 1934, as
Amended:

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

     Based on a review of the copies of such forms furnished to the Company and written representations from the Company's directors and executive officers, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 1999, except that Form 4's were not timely filed by Mr. Frankel and Mr. Feirstein with respect to the issuance of director's stock options issued to them in May 1999.

ITEM  10.  EXECUTIVE  COMPENSATION

      The following table and text sets forth information with respect to the compensation paid to the Chief Executive Officer and the other executive officer of the Company whose total compensation exceeded $100,000 during the fiscal years ended December 31, 1997, 1998 and 1999.

                          Summary Compensation Table

Name and
Principal                                        Other Annual    All Other
Position(s)               Year       Salary      Compensation    Compensation
-----------             -------     --------      ------------    ------------
Mitchell J. Francis        1999      $216,216      $28,665 (2)      $64,620(8)
Chairman of the            1998       200,200       24,384 (3)
Board of Directors,        1997       177,330       22,934 (4)
President and Chief
Executive Officer

Toufic R. Bassil (1)       1999        23,328          809 (5)     69,984 (1)
Chief Financial            1998       129,600        3,107 (6)
Officer, Secretary         1997       125,000       19,000 (7)
and Treasurer

----------------------

(1)  Mr. Bassil's  employment  as   an  officer   of  the  Company   terminated
     effective March 1, 1999, and in conjunction therewith, Mr. Bassil received a termination payment of $69,984.
(2) Includes $4,575 in disability insurance premiums, $12,569 in automobile expense, $5,731 in life insurance premiums and $5,790 in medical insurance premiums paid to or on behalf of Mr. Francis in 1999.
(3) Includes $2,810 in disability insurance premiums, $11,001 in automobile expense, $5,422 in life insurance premiums and $5,151 in medical insurance premiums paid to or on behalf of Mr. Francis in 1998.
(4) Includes $4,688 in disability insurance premiums, $11,073 in automobile expense, $2,409 in life insurance premiums and $4,764 in medical insurance premiums paid to or on behalf of Mr. Francis in 1997.
(5) Represents the value of 6,473 shares of common stock issued to Mr. Basil during 1999.
(6) Represents the value of 6,474 shares of common stock issued to Mr. Basil during 1998.
(7) Represents the value of 6,250 shares of common stock issued to Mr. Basil during 1997.
(8) Represents the value of warrants to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of issuance, expiring on February 2, 2002. The warrants were issued as consideration for the Chief Executive Officer providing a
     $120,000 line of credit to the Company (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
     OF OPERATION - Liquidity and Capital Resources" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").




Board  of  Directors:

      During the year ended December 31, 1999, the Company had two meetings of the Board of Directors. Each director attended all of the meetings of the Board of Directors and all of the meetings of the committees on which he served. For serving on the Board of Directors, directors who are not employees of the Company receive $2,000 for each meeting of the Board of Directors, and reimbursement for any expenses incurred in attending board meetings. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. The non-employee directors are eligible to participate in the 1995 Directors Stock Option Plan.

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

Employment  Agreements:

      Effective September 1, 1997, the Company entered into a three-year employment agreement with Mitchell J. Francis to serve as Chairman, President and Chief Executive Officer. The agreement provided for a base annual salary of $195,000, annual increases of 8%, annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000. The agreement also provided for the issuance of 37,500 stock options, with a current exercise price of $0.43 per share, through September 1, 2002, and vesting in equal annual increments over the three years subsequent to their issuance. The agreement provided for the granting of additional performance stock options based on various occurrences such as opening of new locations, obtaining additional funds, and attaining and maintaining certain market prices for the Company's common stock. During September 1998, in conjunction with the opening of the Company's new facility in Atlanta, Georgia, the Company granted Mr. Francis a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 per share for a period of five years. During January 2000, in conjunction with the opening of the Company's new facility in Elizabeth, New Jersey, the Company granted Mr. Francis a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 per share for a period of five years.

      Effective May 13, 1998, the Company entered into a severance agreement with Mitchell J. Francis that provided for certain compensation to such executive officer in the event of a change in control of the Company. The term of the severance agreement is through June 30, 1999, at which time it is automatically extended for one year periods commencing on July 1, 1999 and on each subsequent July 1, unless the Company gives notice not later than December 31 of the preceding year that it does not wish to extend the severance agreement. A change in control of the Company is defined as (a) the acquisition by any person or entity of 20% or more of the Company's voting equity securities, (b) a change in control of the Board of Directors, or (c) a merger or consolidation of the Company with any other entity, unless the shareholders of the Company prior to the merger or consolidation continue to represent at least 80% of the combined voting power of the merged entity. In the event of a change in control, among other compensation and benefits, the severance agreement entitles Mr. Francis to receive a severance payment of five times his current annual salary upon his termination without cause.

Stock  Option  Plans:

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

      In December 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Plan"), under which stock options to purchase a maximum of 12,500 shares of common stock of the Company may be issued to non-employee directors of the Company. The Directors Plan provides that on the fourth business day following each annual meeting of stockholders, each director who is not an employee of the Company automatically receives a non-statutory option to purchase 1,250 shares at the fair market value on the date of grant. The Company granted Mr. Frankel and Mr. Feirstein 1,250 options each under the Directors Plan during 1998 and 1999.

      All stock options shown below reflect the one-for-eight reverse stock split effective May 29, 1998. On June 18, 1998, the Board of Directors cancelled all issued and outstanding stock options at that time and reissued them based on the then current fair market value of $0.39 per share, except for the Chief Executive Officer's stock options, which were repriced at 110% of the then current fair market value, or $0.43 per share.

      During the year ended December 31, 1999, no officers of the Company were granted stock options under the Option Plan.

      A summary of stock options issued to the Company's officer under the Option Plan as of December 31, 1999 is presented below. No stock options were exercised during 1998 or 1999.


                         Stock Option Value Table

                             Number of                        Value of
                             Shares of                      Unexercised
                           Common Stock                    in-the-Money
                            Underlying                   Stock Options at
                           Stock Options      Weighted   Fiscal Year-End (1)
                         ------------------   Exercise   -------------------
Name                     Unvested    Vested    Price     Unvested     Vested
----                     --------    ------    -----     --------     ------
Mitchell J. Francis         9,167    86,021    $0.43      $  -       $   -
                            =====    ======                ======     ======
-------------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and the market price for the common stock of $0.38 per share at December 31, 1999.


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

 As of March 17, 2000, the Company had a total of 779,823 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company. All common share amounts reflect the one-for-eight reverse stock split effective May 29, 1998.

      The following table sets forth, as of March 17, 2000: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                            Percent of
Name and Address             Amount and Nature of       Shares of Common
of Beneficial Owner          Beneficial Ownership       Stock Outstanding (2)
-------------------          --------------------       -----------------
Mitchell J. Francis (1)          1,826,767 (3)                   73.0%

Benjamin Frankel (1)                 8,750 (4)                    1.1%

Norman Feirstein (1)                 6,250 (5)                     .8%

All directors and
executive officers
as a group (3 persons)           1,841,767 (6)                   73.3%
----------------------

(1) The address of each such person is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604.
(2) The calculation is based on the number of shares of common stock outstanding on March 17, 2000, plus, with respect to each named person, the number of shares of common stock which the stockholder has the right to acquire upon exercise of stock options.
(3) Includes 1,721,149 shares of common stock issuable upon exercise of stock options and warrants granted to Mitchell J. Francis (see "ITEM 10.) EXECUTIVE COMPENSATION - Employment Agreements" and "- Stock Option Plans" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Excludes 4,688 shares of common stock owned by Sandra Francis, the wife of Mitchell J. Francis, and 3,125 shares of common stock issuable upon exercise of options granted to Mrs. Francis, as to which Mr. Francis disclaims beneficial ownership.
(4) Includes 6,250 shares of common stock issuable upon exercise of stock options granted to Mr. Frankel. Also includes 2,500 shares of common stock that were issued to the accountancy firm of Frankel, Lodgen, Lacher, Golditch & Sardi in exchange for services rendered in 1994. Mr. Frankel is a partner in such firm, but disclaims beneficial ownership of such shares.
(5) Includes 6,250 shares of common stock issuable upon exercise of stock options granted to Mr. Feirstein.
(6) Includes 1,733,649 shares of common stock issuable upon exercise of stock options.

Changes  in  Control:

      The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

      During the year ended December 31, 1995, the Company made a $50,000 loan to the Company's Chief Executive Officer, Mitchell J. Francis, with interest at 8% per annum. The maturity date of the loan was originally June 30, 1998, but was extended during 1998 to June 30, 2001. The note is secured by the greater of 5,000 shares of common stock or the number of shares equivalent to the unpaid value of the note. On January 29, 1998, the Company made an additional $35,000 loan to the Chief Executive Officer, with interest at 8.5% per annum. This loan was due on the earlier of June 30, 2001 or six months after the Chief Executive Officer ceases to be an employee of the Company, and was secured by shares of common stock equivalent to the unpaid value of the note. The Chief Executive Officer made principal repayments of $5,000 each during 1996 and 1997. As of December 31, 1998, the amount due from the Chief Executive Officer in connection with these loans aggregated $89,631, consisting of principal of $75,000 and accrued interest of $14,631. During November 1999, the Chief Executive Officer repaid $85,000 of the loan balance, consisting of principal of $75,000 and accrued interest of $10,000. As of December 31, 1999, the remaining accrued interest due from the Chief Executive Officer was $8,069.

      During the years ended December 31, 1998 and 1999, the Company issued 6,474 shares and 6,473 shares of common stock, respectively, to Toufic R. Bassil, its then Chief Financial Officer, and recorded the fair market value of the shares of $3,107 and $809, respectively, as compensation expense.

      On February 2, 1999, the Company entered into a loan agreement with its Chief Executive Officer, Mitchell J. Francis. The loan agreement amended outstanding notes receivable, including accrued interest, of approximately $90,000 from such officer so as to grant the Company the right to demand repayment within 90 days of a written request. In addition, the loan agreement included a line of credit of $120,000 from the Chief Executive Officer that expires on February 2, 2002, with interest at 12% per annum, which is secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company has granted the Chief Executive Officer warrants to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. Pursuant to this amended loan agreement, during November 1999, the Chief Executive Officer repaid $85,000 of his notes receivable, consisting of principal of $75,000 and accrued interest of $10,000, and the Company borrowed $120,000 from him under the line of credit.

                                    PART IV.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits:

  A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)   Reports  on  Form  8-K:

   The   Company  did   not  file  any  Current  Reports  on  Form 8-K during or
   related  to  the  three  months  ended  December  31,  1999.

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


                                                   CINEMA  RIDE,  INC.
                                                   -----------------
                                                      (Registrant)



                                                   /s/  MITCHELL  J.  FRANCIS
Date:  March  27,  2000                         By:  ___________________________
                                                     Mitchell  J.  Francis
                                                     Chief  Executive  Officer



      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                    /s/  MITCHELL  J.  FRANCIS
Date:  March  27,  2000                         By:  ___________________________
                                                     Mitchell  J.  Francis
                                                     Chief  Executive  Officer,
                                                     President,  Chief Financial
                                                     Officer and Chairman of the
                                                     Board  of  Directors




                                                    /s/  BENJAMIN  FRANKEL
Date:  March  27,  2000                         By:  ___________________________
                                                     Benjamin  Frankel
                                                     Director





                                                    /s/  NORMAN  FEIRSTEIN
Date:  March  27,  2000                         By:  ___________________________
                                                     Norman  Feirstein
                                                     Director

                       CINEMA RIDE, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                    CONTENTS


REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS              F-2


CONSOLIDATED  FINANCIAL  STATEMENTS

     Balance  sheets                                                 F-3

     Statements  of  operations                                      F-5

     Statements  of  stockholders'  equity                           F-6

     Statements  of  cash  flows                                     F-7


SUMMARY  OF  ACCOUNTING  POLICIES                                    F-9


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                      F-12

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


Board  of  Directors  and  Stockholders
Cinema  Ride,  Inc.
Studio  City,  California


We have audited the accompanying consolidated balance sheets of Cinema Ride, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cinema Ride, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

                                                        /s/     BDO SEIDMAN, LLP

Los  Angeles,  California
March  6,  2000

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                     ------------------------
                                                        1999          1998
                                                    -----------   -----------
ASSETS (Note 9)

CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . .  $   320,189   $   240,341
 Inventories . . . . . . . . . . . . . . . . . . .            -         8,666
 Prepaid expenses. . . . . . . . . . . . . . . . .       25,804        62,139
 Other receivables . . . . . . . . . . . . . . . .            -           438
                                                    -----------   -----------
Total current assets . . . . . . . . . . . . . . .      345,993       311,584
                                                    -----------   -----------



PROPERTY AND EQUIPMENT (Notes 6 and 8)
 Office equipment and furniture. . . . . . . . . .      105,249       105,477
 Equipment under capital lease . . . . . . . . . .      204,858       139,474
 Lease improvements. . . . . . . . . . . . . . . .    1,051,723       946,515
 Theater and film equipment. . . . . . . . . . . .    1,673,132     1,653,798
                                                    -----------   -----------
                                                      3,034,962     2,845,264
 Accumulated depreciation. . . . . . . . . . . . .   (1,688,658)   (1,390,528)
                                                    -----------   -----------
                                                      1,346,304     1,454,736
                                                    -----------   -----------



FILM LIBRARY, net of accumulated amortization of
  869,930 and $676,293 at December 31, 1999
  and 1998, respectively . . . . . . . . . . . . .      222,840       416,477



INVESTMENT IN JOINT VENTURE (Note 3) . . . . . . .      411,663       473,957
RECEIVABLES FROM OFFICERS (Note 2) . . . . . . . .        8,069        89,631
CONSULTING AGREEMENT (Note 2). . . . . . . . . . .       28,611        39,016
DEFERRED LEASE COSTS AND OTHER ASSETS. . . . . . .      123,967       156,679
                                                    -----------   -----------
Total assets . . . . . . . . . . . . . . . . . . .  $ 2,487,447   $ 2,942,080
                                                    ===========   ===========



      See accompanying summary of accounting policies and notes to consolidated financial statements.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                         December 31,
                                                                       ----------------
                                                                  1999                 1998
                                                               ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses . . . . . . . . . . . .  $   219,125         $   243,480
 Current portion of capital lease obligations (Note 6) . . . .       40,381              18,985
 Current portion of note payable to lender (Note 8). . . . . . . . .133,077             111,386
 Current portion of note payable to bank (Note 7). . . . . . .          416              10,052
                                                                -----------         -----------
Total current liabilities. . . . . . . . . . . . . . . . . . .      392,999             383,903
                                                                -----------         -----------


OBLIGATIONS UNDER CAPITAL LEASE, less current
 portion (Note 6). . . . . . . . . . . . . . . . . . . . . . .       84,660              63,004
NOTE PAYABLE TO LENDER, less current portion (Note 8). . . . .      697,072             782,849
DEFERRED RENT (Note 12). . . . . . . . . . . . . . . . . . . .       84,061             109,157
LOAN PAYABLE TO OFFICER (Note 9) . . . . . . . . . . . . . . .      120,000                   -
                                                                -----------         -----------

Total liabilities. . . . . . . . . . . . . . . . . . . . . . .    1,378,792           1,338,913
                                                                -----------         -----------



COMMITMENTS (Note 12)


STOCKHOLDERS' EQUITY (Notes 10 and 11)

Preferred stock, $.01 par value, 500,000 shares . . . . . . . .           -                   -
  authorized, none issued
Common stock, $.08 par value, 20,000,000 shares authorized,
  731,823 shares issued. . . .                                       58,546              58,546
 Additional paid-in capital. . . . . . . . . . . . . . . . . .    9,212,209           9,175,780
Treasury stock, at cost, 0 and 6,474 shares at December 31,
  1999 and 1998, respectively.                                            -             (29,000)
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . .   (8,162,100)         (7,602,159)
                                                                 -----------         -----------

Total stockholders' equity . . . . . . . . . . . . . . . . . .    1,108,655           1,603,167
                                                                -----------         -----------
Total liabilities and stockholders' equity . .   . . . . . . .  $ 2,487,447         $ 2,942,080
                                                                ===========         ===========



      See accompanying summary of accounting policies and notes to consolidated financial statements.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                             Years ended December 31,
                                                             ------------------------
                                                              1999           1998
                                                            ----------   -----------
REVENUES . . . . . . . . . . . . . . . . . . . . . . . . .  $2,457,607   $ 2,377,674

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . .   2,309,862     2,308,453

IMPAIRMENT LOSS (Note 4) . . . . . . . . . . . . . . . . .           -     1,399,797

DEPRECIATION AND AMORTIZATION. . . . . . . . . . . . . . .     502,529       606,956
                                                            ----------   -----------

LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . . . .    (354,784)   (1,937,532)

OTHER INCOME (EXPENSE)
 Equity in net income of joint venture (Note 3). . . . . .      48,403         5,578
 Interest income . . . . . . . . . . . . . . . . . . . . .      11,953        25,724
 Miscellaneous income. . . . . . . . . . . . . . . . . . .           -        12,950
 Interest expense, exclusive of non cash interest expense
   shown below . . . . . . . . . . . . . . . . . . . . . .    (200,893)     (228,004)
 Fair value of warrants issued to officer as commitment
  fee for  line of credit. . . . . . . . . . . . . . . . .     (64,620)            -
                                                            ----------   -----------

 Operating loss before extraordinary item. . . . . . . . .    (559,941)   (2,121,284)

Extraordinary item - settlement with vendors . . . . . . .           -        58,331
                                                            ----------   -----------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . .  $ (559,941)  $(2,062,953)
                                                            ==========   ===========
BASIC AND DILUTED LOSS PER COMMON SHARE:
 Operating loss before extraordinary item. . . . . . . . .  $    (0.77)  $     (2.90)
 Extraordinary item. . . . . . . . . . . . . . . . . . . .           -          0.08
                                                            ----------   -----------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . .  $    (0.77)  $     (2.82)
                                                            ==========   ===========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING. . . . . . . . . . . . . . . . . . . . . . .     731,823       731,273
                                                            ==========   ===========



     See accompanying summary of accounting policies and notes to consolidated financial statements.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998










                                      Common Stock       Additional                                       Total
                                    (Notes 10 and 11)     Paid-In      Treasury    Accumulated         Stockholders'
                                     Shares   Amount      Capital       Stock        Deficit              Equity

BALANCE, January 1, 1998. . . . . .  725,349  $58,028   $9,173,191   $(29,000)     $   (5,539,206)      $  3,663,013
                                     -------  -------   -----------  ---------      -------------       ------------


Issuance of common stock to officer    6,474      518        2,589          -                   -              3,107

Net loss. . . . . . . . . . . . . .        -        -            -          -          (2,062,953)        (2,062,953)
                                     -------  -------   -----------  ---------      -------------       ------------

BALANCE, December 31, 1998. . . . .  731,823   58,546    9,175,780    (29,000)         (7,602,159)         1,603,167

Issuance of treasury
stock to officer, at
 market value . . . . . . . . . . .        -        -      (28,191)     29,000                   -               809

Issuance of warrants to officer . .        -        -       64,620          -                    -            64,620

Net loss. . . . . . . . . . . . . .        -        -            -          -             (559,941)         (559,941)
                                     -------  -------   -----------  ---------      --------------      ------------

BALANCE, December 31, 1999. . . . .  731,823  $58,546   $9,212,209   $      -       $   (8,162,100)      $ 1,108,655
                                     =======  =======   ===========  =========      ===============     ============



     See accompanying summary of accounting policies and notes to consolidated financial statements.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS






      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             Years ended December 31,

                                                                     1999            1998
                                                                  ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(559,941)    $  (2,062,953)
 Adjustments to reconcile net loss to cash provided by (used in)
   operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . .    502,529           606,956
   Stock issued for services rendered. . . . . . . . . . . . . .        809             3,107
   Equity in net income of joint venture . . . . . . . . . . . .    (48,403)           (5,578)
   Amortization of consulting agreement. . . . . . . . . . . . .     10,405            10,404
   Amortization of deferred financing costs. . . . . . . . . . .     12,418            42,088
   Settlement with vendors . . . . . . . . . . . . . . . . . . .          -           (58,331)
   Warrants issued to officer. . . . . . . . . . . . . . . . . .     64,620                 -
   Interest income on loan to shareholder. . . . . . . . . . . .     (3,438)                -
   Loss on exchange and other. . . . . . . . . . . . . . . . . .          -             3,141
   Impairment loss . . . . . . . . . . . . . . . . . . . . . . .          -         1,399,797
   Changes in operating assets and liabilities:
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .      8,666            12,948
     Prepaid expenses and other current assets . . . . . . . . .     36,773            (1,538)
     Other receivables . . . . . . . . . . . . . . . . . . . . .          -            (6,255)
     Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .      9,532                 -
     Receivable from Times Square landlord . . . . . . . . . . .          -           500,000
     Accounts payable and accrued expenses . . . . . . . . . . .    (26,134)         (284,895)
     Deferred rent . . . . . . . . . . . . . . . . . . . . . . .    (25,096)          (28,460)
                                                                  ----------       -----------
Net cash provided by (used in) operating activities. . . . . . .    (17,260)          130,431
                                                                  ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of film production costs. . . . . . . . . . . . . .          -           (16,019)
 Investment in joint venture . . . . . . . . . . . . . . . . . .          -          (108,737)
 Dividends from joint venture. . . . . . . . . . . . . . . . . .    110,697             8,041
 Loan made to officer. . . . . . . . . . . . . . . . . . . . . .          -           (35,000)
 Payment received on loan receivable from officer. . . . . . . .     85,000                 -
 Purchase of fixed assets. . . . . . . . . . . . . . . . . . . .   (122,535)           (2,643)
                                                                  ----------       -----------

Net cash provided by (used in) investing activities. . . . . . .     73,162          (154,358)
                                                                  ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loan payable to officer . . . . . . . . . . . . .    120,000                 -
 Payments made on notes payable. . . . . . . . . . . . . . . . .    (73,722)         (334,241)
 Principal payments under capital lease obligation . . . . . . .    (22,332)         (107,121)
                                                                  ----------       -----------
Net cash provided by (used in) financing activities. . . . . . .     23,946          (441,362)
                                                                  ----------       -----------





                       CINEMA RIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Years ended December 31,
                                                                ------------------------
                                                                    1999       1998
                                                                  --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .    79,848   (465,289)

CASH AND CASH EQUIVALENTS, beginning of year . . . . . . . . . .   240,341    705,630
                                                                  --------  ---------
CASH AND CASH EQUIVALENTS, end of year . . . . . . . . . . . . .  $320,189  $ 240,341
                                                                  ========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for interest. . . . . . . . . . . . . . . . . . . . .  $200,885  $ 198,276
                                                                  ========  =========
 Non-cash financing and investing activities:

Issuance of common stock and warrants to employees and directors  $ 64,620  $   3,107
   Purchase of fixed assets by leasing . . . . . . . . . . . . .    65,384          -


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

During 1995, the Company established a wholly owned subsidiary, Cinema Ride Edmonton, Inc., a Canadian corporation that operates one motion simulator ride Facility located at the West Edmonton Mall in Alberta, Canada. During the years ended December 31, 1999 and 1998, revenues and long-lived assets for Cinema Ride Edmonton, Inc. were $236,308 and $222,961 and $302,712 and $219,633, respectively.

The Company opened a new facility in Elizabeth, New Jersey under the Cinema Ride Times Square, Inc. subsidiary on January 20, 2000. Long-lived assets for the New Jersey location were $166,538 at December 31, 1999.

All significant intercompany transactions and balances have been eliminated in consolidation.

CONCENTRATION  OF  CREDIT  RISK

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1999 and 1998, the Company had uninsured cash and cash equivalents in the amount of $207,719 and $58,412.

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets which range from five to ten years.

FILM  PRODUCTION  COSTS

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

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


INCOME  TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes and result primarily from differences in methods used to amortize production costs.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents and accounts payable approximate fair value because of their short maturity.

The carrying amount of long-term debt and capital lease obligations approximate fair value because the interest rates on these instruments approximate the rate the Company could borrow at December 31, 1999.

The fair value of receivables from officers cannot be determined due to their related party nature.

FOREIGN  CURRENCY  TRANSLATION

Foreign currency denominated assets and liabilities of the subsidiary where the United States dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency was the U.S. dollar. The remeasurement of local currency into U.S. dollars creates translation adjustments which are included in income. The translation exchange losses in 1999 and 1998 were $1,746 and $7,843.

STOCK-BASED  COMPENSATION

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosures of net income as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

LOSS  PER  SHARE

The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. Since the Company incurred losses in 1999 and 1998, basic and diluted per share amounts are the same.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


LOSS  PER  SHARE  (CONTINUED)

For the year ended December 31, 1999, potential common stock representing 197,118 outstanding stock options and 1,899,535 outstanding warrants are not included since their effect would be anti-dilutive. For the year ended December 31, 1998, potential common stock representing 194,188 outstanding stock options and 372,074 outstanding warrants are not included since their effect would be anti-dilutive.

STATEMENT  OF  CASH  FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

SEASONALITY  OF  BUSINESS

Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The nature and degree of this seasonality varies among attractions depending on the nature of tourist and local traffic patterns at a given location, as well as, the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities will be the highest in June through August (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more affected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the winter months in Alberta, Canada. As a result, the Company's results of operations at its facilities will depend upon sales generated from the peak tourist periods and any significant decrease in sales for such periods could have a material adverse effect upon the Company's operations.

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

IMPAIRMENT  OF  LONG-LIVED  ASSETS

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

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and, at December 31, 1999, has a working capital deficit that impairs its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has managed short-term liquidity concerns through the renegotiation of the terms of the Note Payable to Lender and a line of credit provided by its Chief Executive Officer. See Notes 9 and 10. The Company believes that its past efforts to improve and utilize its operating efficiencies will reduce its expenses and result in higher cash flows from operations. The Company believes that the additional financing and the modified financing arrangement will provide funding and improve working capital necessary to open new locations or to enter into additional joint venture agreements which management believes will significantly improve the Company's operating results. There can be no assurance, however, that the Company will be able to open new locations, enter into additional joint venture agreements and realize any benefit from improved operating efficiencies that will result in higher cash flows provided by operations.

In addition, the Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company.

NOTE  2  -  RECEIVABLES  FROM  OFFICERS  AND  CONSULTING  AGREEMENT

The Company is amortizing the balance of a consulting agreement with a former officer over the period of the consulting contract. The balance of the remaining unamortized consulting agreement at December 31, 1999 and 1998 are $28,611 and $39,016.

The Company made a loan to its Chief Executive Officer in the amount of $50,000. The loan bears interest at 8% per year and the maturity date was extended from June 30, 1998 to June 30, 2001. On January 29, 1998, the Company made an additional loan to its Chief Executive Officer in the amount of $35,000. The loan bears interest at a rate of 8.5% per year and is due on the earlier of June 30, 2001 or six months after the officer ceases to be an employee of the Company. As of December 31, 1998, the receivable balance due from this officer was $89,631 and included accrued interest of $14,631. The principal of $75,000 and accrued interest of $10,000 was repaid during 1999. The remaining balance of $8,069 at December 31, 1999 consists entirely of accrued interest.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3  -  INVESTMENT  IN  JOINT  VENTURE

On May 29, 1998, the Company entered into a three-year joint venture agreement with Dave & Buster's, Inc., to install the Company's 3-D motion simulation theater at Dave & Buster's, Inc. Atlanta facility. The Company was responsible for the transportation and installation of the theater. The Company incurred $95,924 in transportation and installation costs relating to this facility in addition to $367,683 in equipment costs. Dave and Buster's, Inc., was responsible for providing the space in its Atlanta facility and preparing the premises for installation. The venture agreement can be terminated earlier by either party if, among other things, certain sales and cash flow goals are not met. The installation was completed and operational on September 14, 1998. The Company accounts for its investment in the joint venture under the equity method of accounting whereby the Company recognizes its 50% share of the joint venture's net income or losses and, accordingly, the carrying value of investment in joint venture in the accompanying consolidated balance sheets is adjusted. The Company received dividends from the joint venture of $110,697 and $8,041 in 1999 and 1998.


Summarized  financial  information  for  the  joint  venture  is  as  follows:

                                    Period From
                     Year Ended    May 29, 1998 to
                    December 31,     December 31,
                        1999             1998
                    -------------   -------------
Sales. . . . . . .  $     218,024  $       81,313
Net income . . . .        171,664          67,791

                      December 31, .  December 31,
                         1999            1998
                    -------------   -------------
Non current assets  $     450,085  $      403,725

NOTE  4  -  IMPAIRMENT  LOSS

As of December 31, 1998, the Company established a reserve due to the uncertainty in recovering the cost of the theater and film equipment held available for use and disposal since these assets were not placed in service during the year or sold. The reserve recorded was $1,399,797 as of December 31, 1998.

NOTE  5  -  INCOME  TAXES

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets as follows:




                                        December 31,
                                     --------------------
                                     1999          1998
                                  ------------   -----------
Net operating loss carryforward  $ 2,581,105     $ 2,354,906
Less valuation allowance. . . .   (2,581,105)     (2,354,906)
                                  ------------   -----------

Net deferred tax asset. . . . .  $         -     $         -
                                 ============   =============

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5  -  INCOME  TAXES  (CONTINUED)

The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets. As of December 31, 1999, for federal income tax purposes, the Company has approximately $6,833,987 in net operating loss carryforwards expiring through 2019. As of December 31, 1999, for State tax purposes, the Company has approximately $3,219,370 in net operating loss carryforwards expiring through 2004.

NOTE  6  -  OBLIGATIONS  UNDER  CAPITAL  LEASES

Minimum future lease payments under capital lease obligations for equipment are as follows:





December 31,                              Amount
---------------------------------------  ---------

 2000 . . . . . . . . . . . . . . . . .  $ 56,098
 2001 . . . . . . . . . . . . . . . . .    56,098
 2002 . . . . . . . . . . . . . . . . .    35,091
 2003 . . . . . . . . . . . . . . . . .     1,863
 Thereafter . . . . . . . . . . . . . .     1,861
                                         ---------
                                          151,011
Amount representing interest. . . . . .   (25,970)
                                         ---------
Present value of minimum lease payments  $125,041
                                         =========



At December 31, 1999, equipment included assets under capitalized lease obligations of $204,858 less accumulated amortization of $111,579.

NOTE  7  -  NOTE  PAYABLE  TO  BANK

On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at Canadian prime plus two percent (total interest is 8.5% at December 31, 1999). The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Parent. The lender has first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Parent other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of December 31, 1999 and 1998, $416 and $10,052, remained unpaid on this loan.

NOTE  8  -  NOTE  PAYABLE  TO  LENDER

On December 31, 1996, the Company closed a financing agreement (the "Financing Agreement") with Finova Technology Finance, Inc. (The "Lender") structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, the Financing Agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 and the original terms specified a four-year term at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789 and to extend the maturity date from January 1, 2000 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at an annual rate of 15.7%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. The balance of the loan at December 31, 1999 and 1998 was $830,149 and $894,235, respectively.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  -  NOTE  PAYABLE  TO  LENDER  (CONTINUED)

Minimum  future  payments  under  note  payable  to  Lender  is  as  follows:




December 31,            Amount
-------------          --------

2000. . . . .          $133,077
2001. . . . .           157,150
2002. . . . .           185,382
2003. . . . .           354,540
                       ---------
                        830,149
                       =========


NOTE  9  -  LOAN  PAYABLE  TO  OFFICER

On February 2, 1999, the Company entered into a loan agreement with its Chief Executive Officer. The loan agreement amends the existing notes payable to the officer so as to allow the Company the right to demand repayment within 90 days of a written request. Also, the loan agreement includes a line of credit in the amount of $120,000 that matures on October 31, 2002 and bears interest at 12% per annum. The line of credit provides a security interest in the Company's assets. As consideration for executing this agreement, the Company has granted the Chief Executive Officer 1,538,461 stock warrants. Each stock warrant allows the holder the right to purchase one share of common stock at an exercise price of $.13 per share, representing the per share market price on the date thereof, and expires on February 2, 2002.

NOTE  10  -  CAPITAL  STOCK  TRANSACTIONS

On January 21, 1998, the Company issued 6,474 shares of common stock to its former Chief Financial Officer with an aggregate fair value of $3,107. The Company recorded the then fair market value of the shares as additional compensation to the employee.

On May 29, 1998, the Board of Directors approved a 1 for 8 reverse stock split of outstanding common stock which increased the par value from $.01 to $.08. Share amounts presented in the consolidated financial statements and footnotes have been restated for prior periods to reflect the adjusted share amounts outstanding for each period presented.

On February 2, 1999, the Company issued 6,473 shares of treasury stock to its former Chief Financial Officer with an aggregate fair value of $809. The Company recorded the then fair market value of the shares as additional compensation to the employee, with the difference between the fair market value of the shares and the amount recorded as treasury stock being recorded to additional paid-in capital.

NOTE  11  -  STOCK-BASED  COMPENSATION  PLANS

At December 31, 1999, the Company had various stock-based compensation plans, which are described below.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  11  -  STOCK-BASED  COMPENSATION  PLANS  (CONTINUED)

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

OPTION  ACTIVITY

During September 1998, the Company granted the Chief Executive Officer options to purchase 25,000 shares of common stock exercisable at $0.25 per share for a period of five years as part of an employee agreement.

On June 18, 1998, the Company's Board of Directors approved repricing the exercise price of options already issued under both the Company's Stock Option Plan, Directors' Plan and other options to the then current market value.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11  -  STOCK-BASED  COMPENSATION  PLANS  (CONTINUED)

Options activity during the years ended December 31, 1999 and 1998 is as follows:



                                                          Weighted
                                                          Average
                                        Options            Price
                                       ---------         ---------
Balance outstanding, January 1, 1998 .   164,188           $ 2.46
Options granted. . . . . . . . . . . .    30,500           $ 0.28
                                       ---------         ---------

Balance outstanding, December 31, 1998   194,688           $ 0.40*
Options granted. . . . . . . . . . . .     2,500           $ 0.38
                                       ---------         ---------

Balance outstanding, December 31, 1999   197,188             0.40*
                                       =========         =========

Options exercisable:
 December 31, 1999 . . . . . . . . . .   160,063           $ 0.42
                                       =========         =========


*Includes the effect of 164,188 options repriced in June 1998 from a weighted average price of $2.46 to $0.39 per share.


Information relating to stock options at December 31, 1999 summarized by exercise price are as follows:


                             Outstanding              Exercisable
                           ----------------     -----------------------
                           Weighted Average
Exercise Price              Life    Exercise           Weighted Average
   Per Share     Shares    (Years)   Price     Shares   Exercise Price
--------------   -------  ---------  ------    -------  ---------------

0.43 . . . . .  132,688        5.3  $ 0.43    122,506  $          0.43
0.39 . . . . .   37,000        6.3  $ 0.39     30,890  $          0.39
0.38 . . . . .    2,500        9.5    0.38        417             0.38
0.25 . . . . .   25,000        4.0  $ 0.25      6,250  $          0.25
                -------  ---------  ------    -------  ---------------

0.25 - $0.43 .  197,188        5.4  $ 0.40    160,063  $          0.42
=============   =======   ========  ======    =======  ===============


                       CINEMA RIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  11  -  STOCK-BASED  COMPENSATION  PLANS  (CONTINUED)

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1999 and 1998 would have been reduced to the pro forma amounts presented below:






                           December 31,
                  ---------------------------
                    1999             1998
                  ----------      -----------
Net loss
 As reported .  $(559,941)      $  (2,062,953)
 Pro forma . .  $(582,818)      $  (2,116,139)

Loss per share
 As reported .  $    (.77  )    $       (2.82)
 Pro forma . .  $    (.80  )    $       (2.89)
                ============    ==============



The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing with the following weighted average assumptions for 1999 and 1998, expected life of 10.0 and 5.9 years: expected volatility of 665% and 41%, risk-free interest rates of 6.5% and 6%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1999 and 1998 approximated $.38 and $0.14 per option.

NOTE  12  -  COMMITMENTS

The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company leases retail space for its attractions in Las Vegas, Nevada and Edmonton, Canada.

An amendment of the Las Vegas Facility lease gave the Company a rent reduction not to exceed $150,000. The rent reduction was deducted from the monthly rent payment until the Company had recorded $150,000 as deferred rent and the rent is being recorded on a straight-line basis through the expiration of lease which is July 2004. Deferred rent at December 31, 1999 and 1998 was $84,061 and $109,157, which also includes deferred rent on the corporate office lease.

Minimum future rental payments for each of the next five years and thereafter is as follows:




                            Annual
Year ending December 31,     Rent
-------------------------  --------

 2000 . . . . . . . . . .  $262,826
 2001 . . . . . . . . . .   216,000
 2002 . . . . . . . . . .   216,000
 2003 . . . . . . . . . .   216,000
 Thereafter . . . . . . .   126,000
                          ---------
                          1,036,826
                          =========


                       CINEMA RIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Rent expense for the years ended December 31, 1999 and 1998 was $552,214 and $514,407, respectively.

On January 20, 2000, the Company opened a new facility in Elizabeth, New Jersey (see Note 13).

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  12  -  COMMITMENTS  (CONTINUED)

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

Effective May 13, 1998, the Company entered into a severance agreement with its Chief Executive Officer that provided for certain compensation in the event of a change in control of the Company. The terms of the severance agreement were through June 30, 1999, at which time they were automatically extended for one year periods commencing on July 1, 1999 and on each subsequent July 1, unless the Company gives notice not later than December 31 of the preceding year that it does not wish to extend the severance agreements. A change in control of the Company is defined as (a) the acquisition by any person or entity of 20% or more of the Company's voting equity securities, (b) a change in control of the Board of Directors, or (c) a merger or consolidation of the Company with any other entity, unless the shareholders of the Company prior to the merger or consolidation continue to represent at least 80% of the combined voting power of the merged entity. In the event of a change in control, among other compensation and benefits, the severance agreement entitles the Chief Executive Officer to receive a severance payment of five times his current annual salary upon his termination without cause.

NOTE  13  -  SUBSEQUENT  EVENTS

On January 20, 2000, the Company opened a new facility in Elizabeth, New Jersey. The lease related to the new facility commenced January 20, 2000, requiring monthly payments of $8,575 during the years 1 through 3 and $9,065 during years 4 and 5. The Company is also to required to pay 10% of gross yearly sales in excess of $1,029,000 during years 1 through 3 and in excess of $1,087,800 in years 4 and 5. The Company has an option to renew the lease for an additional five years at the end of the initial 5-year period.

In connection with the opening of the Elizabeth, New Jersey facility, the Company has granted the Chief Executive Officer 25,000 stock warrants per his employment agreement with the Company. Each stock warrant allows the holder the right to purchase one share of common stock at an exercise price of $.13 per share, representing the per-share market price on the date thereof, and expires on January 20, 2003.

                                 INDEX TO EXHIBITS
Exhibit
Number      Description of Document
------      -----------------------
3.1         Certificate of Incorporation, as amended. (1)(P)
3.2         Bylaws of the Company. (1)(P)
10.1        Cinema Ride, Inc. Stock Option Plan. (1)(P)(C)
10.2        Equipment lease between the Company and Sign  Systems  dated  April
            6, 1995. (2)(P)
10.3        Lease between the Company and Forum Developers Limited  Partnership
            dated July 2, 1993. (1)(P)
10.4        Amendment  to  lease  between  the  Company  and  Forum  Developers
            Limited Partnership dated May 18, 1993. (1)(P)
10.5        Third lease amendment between  the  Company  and  Forum  Developers
            Limited Partnership dated July 27, 1994. (1)(P)
10.6        Fourth  lease  amendment  between  the Company and Forum Developers
            Limited Partnership dated December 30, 1995. (2)(P)
10.7        Form of Promissory Note and  Security  Agreement  (stock pledge) of
            Mitchell J. Francis dated July 5, 1995. (3)(P)
10.8        Standard Office Lease  Gross between the Company and WFC  Ventures
            L.P. dated March 21, 1995. (3)(P)
10.9        First Lease Amendment between the Company  and  WFC  Ventures  L.P.
            dated April 15, 1995. (3)(P)
10.10       Lease between the Company and   West  Edmonton Mall  Property  Inc.
            dated July 17, 1995. (3)(P)
10.11       Amendment to lease between  the  Company  and  West  Edmonton  Mall
            Property Inc. dated April 7, 1998.
10.12       Master Equipment Lease Agreement between  the  Company  and  Finova
            Technology Finance, Inc. dated December 12, 1996. (4)
10.13       Amendment to Master Equipment Lease Agreement between the   Company
            and Finova Technology Finance, Inc. dated March 10, 1999. (6)
10.14       Form of  employment  agreement  with  Mitchell  J.  Francis   dated
            September 1, 1997. (5)(C)
10.15       Stipulation and consent judgement  between  the  Company  and Three
            Times Square Center Partners, L.P. dated October 28, 1997. (5)
10.16       Joint  Venture  Agreement  with Dave & Buster's, Inc. dated May 29,
            1998. (6)
10.17       Loan Agreement between the Company and Mitchell J.  Francis   dated
            February 2, 1999. (6)
10.18       1995 Directors Stock Option Plan. (6) (C)
10.19       Warrant expiring February 2, 2002 to Mitchell J. Francis. (6)
10.20       Lease between the Company and Jersey Gardens Mall dated October
            19, 1999.
21          Subsidiaries of the Registrant. (6)
27          Financial Data Schedule. (E)
-----------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, and incorporated herein by reference.
(2) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1995, and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995, and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on January 28, 1997, and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997, and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-KSB.
(C)  Indicates  compensatory  plan,  agreement  or  arrangement.
(E)  Indicates  electronic  filing  only.
