Form 10QSB
period 2000-03-31
CINEMA RIDE INC
filed 2000-05-12
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  Quarterly  Period  Ended  March  31,  2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2000, the Company had 779,823 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

Documents  incorporated  by  reference:  None.


                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

               Consolidated Balance Sheets (Unaudited) - December 31, 1999 and March 31, 2000

               Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2000 and 1999

               Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2000 and 1999

               Notes  to  Consolidated  Financial  Statements
               (Unaudited)  -  Three  Months  Ended  March  31,  2000  and
               1999

     Item  2.  Management's  Discussion  and  Analysis  or  Plan  of
               Operation


PART  II.  OTHER  INFORMATION

     Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES








                    Cinema Ride, Inc. and Subsidiaries
                 Consolidated Balance Sheets (Unaudited)


                                      March 31,      December 31,
                                        2000             1999
                                      ---------        ---------
ASSETS
Current assets:
  Cash and cash equivalents          $  149,832       $  320,189
  Prepaid expenses and other
    current assets                       40,326           25,804
                                      ---------        ---------
Total current assets                    190,158          345,993
                                      ---------        ---------

Property and equipment:
  Office equipment and furniture        107,007          105,249
  Equipment under capital lease         208,236          204,858
  Lease improvements                  1,061,682        1,051,723
  Theater and film equipment          1,679,782        1,673,132
                                      ---------        ---------
                                      3,056,707        3,034,962

  Accumulated depreciation           (1,764,821)      (1,688,658)
                                      ---------        ---------
                                      1,291,886        1,346,304
                                      ---------        ---------

Other assets:
  Film library, net of accumulated
    amortization of $887,497 and
    $869,930 at March 31, 2000 and
    December 31, 1999, respectively     205,273          222,840
  Investment in joint venture           398,716          411,663
  Receivables from officers               4,469            8,069
  Consulting agreement                   26,010           28,611
  Deferred lease costs and other
    assets                              115,172          123,967
                                      ---------        ---------
                                        749,640          795,150
                                      ---------        ---------
Total assets                         $2,231,684       $2,487,447
                                      =========        =========

                       (continued)



              Cinema Ride, Inc. and Subsidiaries
       Consolidated Balance Sheets (Unaudited) (continued)

                                      March 31,        December 31,
                                        2000              1999
                                      ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    expenses                          $  187,299       $  219,125
  Current portion of capital
    lease obligations                     44,091           40,381
  Current portion of note payable
    to lender                            136,937          133,077
  Current portion of note payable
    to bank                                                   416
                                       ---------        ---------
Total current liabilities                368,327          392,999
                                       ---------        ---------
Non-current liabilities:
  Obligations under capital lease,
    less current portion                  75,494           84,660
  Note payable to lender, less
    current portion                      661,942          697,072
  Deferred rent                           78,070           84,061
  Loan payable to officer                120,000          120,000
                                       ---------        ---------
                                         935,506          985,793
                                       ---------        ---------
Total liabilities                      1,303,833        1,378,792
                                       ---------        ---------
Stockholders' equity (Note 2):
  Preferred stock, $.01 par value -
    Authorized - 500,000 shares
    Issued - None
  Common stock, $.08 par value -
    Authorized - 20,000,000 shares
    Issued and Outstanding -
    779,823 shares and 731,823
    shares at March 31, 2000 and
    December 31, 1999, respectively       62,386           58,546
  Additional paid-in-capital           9,220,369        9,212,209
  Accumulated deficit                 (8,354,904)      (8,162,100)
                                       ---------        ---------
Total stockholders' equity               927,851        1,108,655
                                       ---------        ---------
Total liabilities and
  stockholders' equity                $2,231,684       $2,487,447
                                       =========        =========

 See accompanying notes to consolidated financial statements.


              Cinema Ride, Inc. and Subsidiaries
       Consolidated Statements of Operations (Unaudited)

                                         Three Months Ended
                                              March 31,
                                      --------------------------
                                        2000             1999
                                      ---------        ---------
Revenues                               $658,485         $511,458

Selling, general and
  administrative expenses               643,531          538,169

Start-up costs for New Jersey
  Facility (Note 3)                      74,421

Depreciation and amortization            96,420          136,363
                                        -------          -------
Loss from operations                   (155,887)        (163,074)

Other income (expense):
  Equity in net income
    of joint venture                      8,161           18,055
  Interest income                         1,336            3,002
  Interest expense                      (46,414)         (53,999)
  Fair value of warrants issued
    to officer as commitment fee
    for line of credit                                   (64,620)
                                        -------          -------
Net loss                              ($192,804)       ($260,636)
                                        =======          =======

Basic and diluted net loss
  per common share (Note 1)              ($0.25)          ($0.36)
                                           ====             ====

Weighted average common
  shares outstanding -
  basic and diluted                     775,823          729,665
                                        =======          =======


 See accompanying notes to consolidated financial statements.


           Cinema Ride, Inc. and Subsidiaries
    Consolidated Statements of Cash Flows (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                          --------------------------
                                             2000             1999
                                           ---------        ---------
Cash flows from operating activities:
  Net loss                                 ($192,804)        ($260,636)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization             96,420           136,363
    Common stock issued for services
      rendered                                12,000               809
    Equity in net income of joint
      venture                                 (8,161)          (18,055)
    Amortization of consulting
      agreement                                2,601             2,601
    Amortization of deferred
      financing costs                          3,105             3,104
    Fair value of warrants issued
      to officer as commitment fee
      for line of credit                                        64,620
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
      Inventories                                               (3,386)
      Prepaid expenses and other
        current assets                       (14,522)           11,877
      Other receivables                                            438
      Deposits                                 3,000             9,000
      Increase (decrease) in:
      Accounts payable and
        accrued expenses                     (31,826)         (131,734)
      Deferred rent                           (5,991)           (5,990)
                                             -------          ---------
  Net cash used in operating
    activities                              (136,178)         (190,989)
                                             -------          ---------





                       (continued)


         Cinema Ride, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

                                           Three Months Ended
                                                March 31,
                                       --------------------------
                                         2000             1999
                                       ---------        ---------
Cash flows from investing activities:
  Purchase of property and equipment   $(21,745)        $
  Investment in joint venture                             (8,285)
  Dividends received from joint
    venture                              21,108           41,537
  (Increase) decrease in receivables
    from officers                         3,600           (1,840)
                                        -------          -------
Net cash provided by investing
  Activities                              2,963           31,412
                                        -------          -------

Cash flows from financing activities:
  Proceeds from notes payable                             22,337
  Payments on notes payable             (31,686)          (2,490)
  Principal payments on capital
    lease obligations                    (5,456)          (4,446)
                                        -------          -------
Net cash provided by (used in)
  financing activities                  (37,142)          15,401
                                        -------          -------

Cash and cash equivalents:
  Net decrease                         (170,357)        (144,176)
  At beginning of period                320,189          240,341
                                        -------          -------
  At end of period                     $149,832         $ 96,165
                                        =======          =======




          See accompanying notes to consolidated financial statements.





                       Cinema Ride, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2000 and 1999


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

Business - The Company is in the business of developing and operating rides consisting of 3-D motion simulator attractions and filmed entertainment that combines projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. With regard to the technology employed by the Company in its ride facilities, on January 12, 1999, the Company was granted Patent No. 5,857,917 by the United States Patent and Trademark Office for 3-D video projected motion simulator rides. The Company currently operates ride facilities in Las Vegas, Nevada; Edmonton, Alberta, Canada; Atlanta, Georgia; and Elizabeth, New Jersey.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. The consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 1999 and March 31, 2000 that may impair its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's independent certified public accountants have included a modification paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1999.

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

Loss Per Share - Basic earnings per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of March 31, 2000, potential common stock consisted of 222,188 stock options and 1,899,535 warrants outstanding.


2.  Stockholders'  Equity

During January 2000, the Company issued 48,000 shares of common stock to certain of its non-officer employees and consultants as a bonus, which were recorded at fair market value on the date of issuance of $0.25 per share. Accordingly, for the three months ended March 31, 2000, the Company recognized compensation expense of $12,000, which is included in selling, general and administrative expenses in the accompanying statement of operations.

During January 2000, as a result of the opening of the Company's new ride facility in Elizabeth, New Jersey, the Company was obligated to grant its Chief Executive Officer a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable for a period of five years at $0.25 per share, which was fair market value at the date of grant. The Chief Executive Officer was granted this stock option pursuant to the terms of his employment agreement with the Company, which provides for the granting of stock options based on various occurrences, including the opening of new ride facilities.


3.  Start-up  Costs  for  New  Jersey  Facility

The Company began development of the New Jersey Facility during late 1999. The New Jersey Facility was completed and began operations in January 2000. In connection with the establishment of the New Jersey Facility, the Company incurred start-up costs of $74,421 during the three months ended March 31, 2000, which were charged to operations as incurred.







ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

The Company was formed in April 1993, and operations of the Company commenced in October 1994 when the Las Vegas, Nevada Facility was opened. The Company opened its other locations, the West Edmonton Mall Facility, the Times Square Facility, the Atlanta, Georgia Facility, and the Elizabeth, New Jersey Facility in August 1995, September 1996, September 1998 and January 2000, respectively. The Company closed the Times Square Facility in January 1998.



Seasonality:

Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The degree of this seasonality varies among attractions, depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities will be the highest during June through August (the height of the tourist season) and lowest during January and February. As a result, the Company's results of operations at its facilities will depend upon revenues generated from the peak tourist periods and any significant decrease in revenues in such periods could have a material adverse effect upon the Company's results of operations.

Results  of  Operations:

Three  Months  Ended  March  31,  2000  and  1999  -

Revenues  increased  by  $147,027  or 28.7% to $658,485 in 2000 from $511,458 in
1999. Approximately $91,814 or 62.4% of the increase in revenues was attributable to the New Jersey Facility, which opened in January 2000.

Selling, general and administrative expenses increased by $105,362 or 19.6% to $643,531 in 2000 from $538,169 in 1999, primarily as a result of the opening of the New Jersey Facility in January 2000.
Included in selling, general and administrative expenses in 1999 is a charge of $70,000 related to the Company's former Chief Financial Officer leaving the Company effective March 1, 1999.

During the three months ended March 31, 2000, the Company recorded start-up costs of $74,421 related to the opening of the New Jersey Facility in January 2000.

Depreciation and amortization decreased by $39,943 or 29.3% to $96,420 in 2000 from $136,363 in 1999, primarily as a result of certain fixed assets being fully depreciated at December 31, 1999.

Interest expense decreased by $7,585 or 14.0% to $46,414 in 2000 from $53,999 in 1999.

Equity in net income of joint venture decreased by $9,894 to $8,161 in 2000 from $18,055 in 1999.

As consideration for providing a line of credit to the Company, the Company granted the Chief Executive Officer warrants to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. The Company calculated the fair value of the warrants issued to the Chief Executive Officer using the Black-Scholes option pricing model, and charged the fair value of $64,620 to operations as a loan commitment fee during the three months ended March 31, 1999.

Net loss was $192,804 for the three months ended March 31, 2000, as compared to a net loss of $260,636 for the three months ended March 31, 1999.

Liquidity  and  Capital  Resources  -  March  31,  2000:

The Company utilized cash of $136,178 in operating activities during the three months ended March 31, 2000, as compared to utilizing cash of $190,989 during the three months ended March 31, 1999. The reduction in cash utilized in operating activities in 2000 as compared to 1999 of $54,811 was primarily a result of a reduction in cash utilized for accounts payable and accrued expenses. At March 31, 2000, cash and cash equivalents had decreased by $170,357, to $149,832, as compared to $320,189 at December 31, 1999. As a result, the Company had a working capital deficit of $178,169 at March 31, 2000, as compared to a working capital deficit of $47,006 at December 31, 1999, resulting in current ratios of .52:1 and .88:1 at March 31, 2000 and December 31, 1999, respectively.

Net cash provided by investing activities was $2,963 for the three months ended March 31, 2000, primarily as a result of $21,108 of dividends received from the Company's joint venture with Dave & Buster's, Inc., offset in substantial part by the purchase of fixed assets of $21,745. Net cash provided by investing activities was $31,412 for the three months ended March 31, 1999, primarily as a result of dividends received from the Company's joint venture with Dave & Buster's, Inc. of $41,537.

Net cash used in financing activities was $37,142 for the three months ended March 31, 2000, as a result of payments on notes payable and capital lease obligations. Net cash provided by financing activities was $15,401 for the three months ended March 31, 1999, primarily as a result of the proceeds from notes payable of $22,337.

The Company has relied on the proceeds from the sale of its securities, loans from both unrelated and related parties, and equipment leases to provide the cash necessary to develop its facilities and ride films and to operate its business.

Pursuant to the Company's amended loan agreement with its Chief Executive Officer, during November 1999, the Chief Executive Officer repaid $85,000 of his notes receivable, consisting of principal of $75,000 and accrued interest of $10,000, and the Company borrowed $120,000 from him under the line of credit.

The aggregate proceeds of $205,000 were utilized to fund the costs associated with the installation of the Company's new ride facility in Elizabeth, New Jersey, which opened in January 2000.

Going  Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 1999 and March 31, 2000 that may impair its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's independent certified public accountants have included a modification paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1999.

The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the modified financing arrangement with the Company's Lender, borrowings under the line of credit provided by the Chief Executive Officer, and the opening of the New Jersey Facility, will generate increased cash flows sufficient to fund operations. However, there can be no assurances that such efforts will result in increased operating cash flows. Furthermore, to the extent that the Company experiences a revenue shortfall during the June through August peak tourist season, the Company's liquidity and ability to conduct operations may be impaired.

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

Year  2000  Issue:

As of December 31, 1999, the Company had completed any required modifications to its software to ensure that its software systems were Year 2000 compliant. The cost of such modifications was not material.

Since the date rollover on January 1, 2000, the Company has not experienced any material adverse effect from the Year 2000 Issue. While the primary risk to the Company with respect to the Year 2000 Issue continued to be the ability of third parties to provide goods and services in a timely and accurate manner, the Company has not experienced any such disruption to date. The Company does not expect any remaining risks with respect to the Year 2000 Issue to have a material adverse effect on the Company.









                           PART II.  OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(c)  Recent  sales  of  unregistered  securities

During January 2000, the Company issued 48,000 shares of common stock to certain of its non-officer employees and consultants as a bonus, which were recorded at fair market value on the date of issuance of $0.25 per share. Accordingly, for the three months ended March 31, 2000, the Company recognized compensation expense of $12,000, which is included in selling, general and administrative expenses in the accompanying statement of operations.

During January 2000, as a result of the opening of the Company's new ride facility in Elizabeth, New Jersey, the Company was obligated to grant its Chief Executive Officer a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable for a period of five years at $0.25 per share, which was fair market value at the date of grant. The Chief Executive Officer was granted this stock option pursuant to the terms of his employment agreement with the Company, which provides for the granting of stock options based on various occurrences, including the opening of new ride facilities.

The shares of common stock and stock options were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

27     Financial  Data  Schedule  (electronic  filing  only)

(b)     Reports  on  Form  8-K:

Three  Months  Ended  March  31,  2000  -  None









                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CINEMA  RIDE,  INC.
                                       -----------------
                                          (Registrant)


                                       /s/  MITCHELL  J.  FRANCIS
Date:  May  10,  2000               By:  __________________________
                                       Mitchell  J.  Francis
                                       Chief  Executive  Officer,
                                       President,  Chief  Financial
                                       Officer  and  Chairman  of
                                       the  Board  of  Directors
                                       (Duly  Authorized  Officer
                                       and  Chief  Financial
                                       Officer)