Form 10QSB
period 2000-06-30
CINEMA RIDE INC
filed 2000-08-11
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2000, the Company had 779,823 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                     Consolidated Balance Sheets (Unaudited) - December 31, 1999 and June 30, 2000

                     Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2000 and 1999

                     Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2000 and 1999

                     Notes to Consolidated Financial Statements
                    (Unaudited) - Six Months Ended June 30, 2000 and 1999

     Item 2.   Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                       Cinema Ride, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)


                                        June 30,      December 31,
                                         2000            1999
                                     ------------     ------------

ASSETS

Current assets:
  Cash and cash equivalents          $    133,414     $    320,189
  Prepaid expenses and other
      current assets                       47,026           25,804
                                     ------------     ------------
Total current assets                      180,440          345,993
                                     ------------     ------------

Property and equipment:
    Office equipment and furniture        110,033          105,249
    Equipment under capital lease         208,236          204,858
    Lease improvements                  1,062,582        1,051,723
    Theater and film equipment          1,695,877        1,673,132
                                     ------------     ------------
                                        3,076,728        3,034,962

    Accumulated depreciation           (1,842,248)      (1,688,658)
                                     ------------     ------------
                                        1,234,480        1,346,304
                                     ------------     ------------

Other assets:
  Film library, net of accumulated
      amortization of $905,063 and
      $869,930 at June 30, 2000 and
      December 31, 1999, respectively     187,707          222,840
  Investment in joint venture             385,688          411,663
  Receivables from officers                   870            8,069
  Consulting agreement                     23,409           28,611
  Deferred lease costs and other
    assets                                109,377          123,967
                                     ------------     ------------
                                          707,051          795,150
                                     ------------     ------------
Total assets                         $  2,121,971     $  2,487,447
                                     ============     ============

                                   (continued)
                       Cinema Ride, Inc. and Subsidiaries
               Consolidated Balance Sheets (Unaudited) (continued)

                                       June 30,       December 31,
                                         2000            1999
                                     ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued
      expenses                       $    192,766     $    219,125
    Current portion of capital
      lease obligations                    45,637           40,381
    Current portion of note payable
      to lender                           142,712          133,077
    Current portion of note payable
      to bank                                                  416
                                     ------------     ------------
Total current liabilities                 381,115          392,999
                                     ------------     ------------
Non-current liabilities:
  Obligations under capital lease,
    less current portion                   63,488           84,660
  Note payable to lender, less
    current portion                       623,578          697,072
  Deferred rent                            72,079           84,061
  Loan payable to officer                 120,000          120,000
                                     ------------     ------------
                                          879,145          985,793
                                     ------------     ------------
Total liabilities                       1,260,260        1,378,792
                                     ------------     ------------
Stockholders' equity (Note 2):
    Preferred stock, $.01 par value -
      Authorized - 500,000 shares
      Issued - None
    Common stock,  $.08 par value -
      Authorized -  20,000,000 shares
      Issued and Outstanding -
      779,823 shares and 731,823
      shares at June 30, 2000 and
      December 31, 1999, respectively      62,386           58,546
    Additional paid-in-capital          9,220,369        9,212,209
    Accumulated deficit                (8,421,044)      (8,162,100)
                                     ------------     ------------
Total stockholders' equity                861,711        1,108,655
                                     ------------     ------------
Total liabilities and
  stockholders' equity               $  2,121,971     $  2,487,447
                                     ============     ============

                     See accompanying notes to consolidated
                             financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                      Three Months Ended June 30,
                                     -----------------------------
                                         2000             1999
                                     ------------     ------------

Revenues                             $    766,192     $    660,869

Selling, general and
  administrative expenses                 688,321          645,659

Depreciation and amortization              97,684          135,596
                                     ------------     ------------
Loss from operations                      (19,813)        (120,386)

Other income (expense):
  Equity in net income (loss)
    of joint venture                       (2,328)          27,524
  Interest income                             764            2,281
  Interest expense                        (44,763)         (61,212)
                                     ------------     ------------
Net loss                             ($    66,140)   ($    151,793)
                                     ============     ============

Basic and diluted net loss
  per common share (Note 1)          ($      0.08)   ($       0.21)
                                     ============     ============

Weighted average common
  shares outstanding -
  basic and diluted                       779,823          731,823
                                     ============     ============







                     See accompanying notes to consolidated
                             financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                       Six Months Ended June 30,
                                     -----------------------------
                                         2000             1999
                                     ------------     ------------

Revenues                             $  1,424,677     $  1,172,327

Selling, general and
  administrative expenses               1,331,852        1,183,828

Start-up costs for New Jersey
  Facility (Note 3)                        74,421

Depreciation and amortization             194,104          271,959
                                     ------------     ------------
Loss from operations                     (175,700)        (283,460)

Other income (expense):
  Equity in net income
    of joint venture                        5,833           45,579
  Interest income                           2,100            5,283
  Interest expense                        (91,177)        (115,211)
  Fair value of warrants issued
    to officer as commitment fee
    for line of credit (Note 2)                            (64,620)
                                     ------------     ------------
Net loss                            ($    258,944)   ($    412,429)
                                     ============     ============

Basic and diluted net loss
  per common share (Note 1)         ($       0.33)   ($       0.56)
                                     ============     ============

Weighted average common
  shares outstanding -
  basic and diluted                       775,823          731,823
                                     ============     ============










                     See accompanying notes to consolidated
                             financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


                                        Six Months Ended June 30,
                                      -----------------------------
                                          2000            1999
                                       ------------   ------------

Cash flows from operating activities:
    Net loss                           ($   258,944)  ($   412,429)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Depreciation and amortization         194,104        271,959
      Common stock issued for services
        rendered                             12,000            809
      Equity in net income of joint
        venture                              (5,832)       (45,579)
      Amortization of consulting
        agreement                             5,202          5,202
      Amortization of deferred
        financing costs                       6,209          6,209
      Fair value of warrants issued
        to officer as commitment fee
        for line of credit                                  64,620
      Changes in operating assets and
        liabilities:
        (Increase) decrease in:
        Inventories                                         (3,194)
        Prepaid expenses and other
          current assets                    (21,222)        44,417
        Deposits                              3,000         12,532
         Increase (decrease) in:
        Accounts payable and
          accrued expenses                  (26,359)       (66,544)
        Deferred rent                       (11,982)       (13,115)
                                       ------------   ------------
Net cash used in operating
  activities                               (103,824)      (135,113)
                                       ------------   ------------

                                   (continued)
                       Cinema Ride, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)


                                        Six Months Ended June 30,
                                      -----------------------------
                                           2000           1999
                                       ------------   ------------


Cash flows from investing activities:
  Purchase of property and equipment   ($    41,766)  $
  Investment in joint venture                               (1,724)
  Dividends received from joint
    venture                                  31,807         81,422
 (Increase) decrease in receivables
    from officers                             7,199         (3,717)
                                       ------------   ------------
Net cash provided by (used in)
  investing activities                       (2,760)        75,981
                                       ------------   ------------

Cash flows from financing activities:
    Payments on notes payable               (64,275)       (10,297)
    Principal payments on capital
      lease obligations                     (15,916)        (9,087)
                                       ------------   ------------
Net cash used in financing
  activities                                (80,191)       (19,384)
                                       ------------   ------------

Cash and cash equivalents:
  Net decrease                             (186,775)       (78,516)
  At beginning of period                    320,189        240,341
                                       ------------   ------------
  At end of period                     $    133,414   $    161,825
                                       ============   ============












                     See accompanying notes to consolidated
                             financial statements.

                       Cinema Ride, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                     Six Months Ended June 30, 2000 and 1999


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

Business - The Company is in the business of developing and operating rides consisting of 3-D motion simulator attractions and filmed entertainment that combines projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. With regard to the technology employed by the Company in its ride facilities, on January 12, 1999, the Company was granted Patent No. 5,857,917 by the United States Patent and Trademark Office for 3-D video projected motion simulator rides. The Company's ride facilities are located in Las Vegas, Nevada; Edmonton, Alberta, Canada; Atlanta, Georgia; and Elizabeth, New Jersey.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999. The consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 1999 and June 30, 2000 that may impair its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's independent certified public accountants have included a modification paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1999.

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

Loss Per Share - Basic earnings per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of June 30, 2000, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 222,188 shares and 1,899,535 shares of common stock, respectively.


2.  Stockholders' Equity

During January 2000, the Company issued 48,000 shares of common stock to certain of its non-officer employees and consultants as a bonus, which were recorded at fair market value on the date of issuance of $0.25 per share. Accordingly, for the six months ended June 30, 2000, the Company recognized compensation expense of $12,000, which is included in selling, general and administrative expenses in the accompanying statement of operations.

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

During February 1999, as consideration for providing a line of credit to the Company, the Company granted the Chief Executive Officer warrants to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. The Company calculated the fair value of the warrants issued to the Chief Executive Officer using the Black-Scholes option pricing model, and charged the fair value of $64,620 to operations as a loan commitment fee during the six months ended June 30, 1999.


3.  Start-up Costs for New Jersey Facility

The Company began development of the New Jersey Facility during late 1999. The New Jersey Facility was completed and began operations in January 2000. In connection with the establishment of the New Jersey Facility, the Company incurred start-up costs of $74,421 during the six months ended June 30, 2000, which were charged to operations as incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

Recent Development:

During May 2000, the Company entered into an agreement with Dave & Buster's, Inc. to amend and update its existing joint venture agreement to include the installation of five additional ride facilities in new or existing Dave & Buster's, Inc. locations. The Company will be responsible for the installation of its newly-designed eight seat open pod simulator system. The Company will also be responsible for providing all hardware and software required to operate the ride facility. In order to fund its obligations under this agreement with Dave & Buster's, Inc., the Company anticipates that it will be required to raise additional working capital through one or more debt or equity financings. However, there can be no assurances that the Company will be successful in this regard.


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


Results of Operations:

Three Months Ended June 30, 2000 and 1999 -

Revenues  increased  by $105,323  or 15.9% to $766,192 in 2000 from  $660,869 in
1999. Approximately $103,735 or 98% of the increase in revenues was attributable to the New Jersey Facility, which opened in January 2000.

Selling, general and administrative expenses increased by $42,662 or 6.6% to $688,321 in 2000 from $645,659 in 1999, primarily as a result of the opening of the New Jersey Facility in January 2000.

During the six months ended June 30, 2000, the Company recorded start-up costs of $74,421 related to the opening of the New Jersey Facility in January 2000.

Depreciation and amortization decreased by $37,912 or 28.0% to $97,684 in 2000 from $135,596 in 1999, primarily as a result of certain fixed assets having been fully depreciated at December 31, 1999.

Interest expense decreased by $16,449 or 26.9% to $44,763 in 2000 from $61,212 in 1999, primarily as a result of a reduction in the outstanding principal balance of interest-bearing debt.

Equity in net income (loss) of joint venture decreased by $29,852, to a net loss of $2,328 in 2000 from net income of $27,524 in 1999, primarily as a result of reduced marketing of the Company's ride facility by Dave & Buster, Inc.'s on-site management. In response, the Company has hired its own on-site manager to promote the Company's ride facility.

As a result of the aforementioned factors, the net loss was $66,140 for the three months ended June 30, 2000, as compared to a net loss of $151,793 for the three months ended June 30, 1999.


Six Months Ended June 30, 2000 and 1999 -

Revenues increased by $252,350 or 21.5% to $1,424,677 in 2000 from $1,172,327 in
1999. Approximately $195,549 or 77% of the increase in revenues was attributable to the New Jersey Facility, which opened in January 2000.

Selling, general and administrative expenses increased by $148,024 or 12.5% to $1,331,852 in 2000 from $1,183,828 in 1999, primarily as a result of the opening of the New Jersey Facility in January 2000.

Included in selling, general and administrative expenses in 1999 is a charge of $70,000 related to the Company's former Chief Financial Officer leaving the Company effective March 1, 1999.

During the six months ended June 30, 2000, the Company recorded start-up costs of $74,421 related to the opening of the New Jersey Facility in January 2000.

Depreciation and amortization decreased by $77,855 or 28.6% to $194,104 in 2000 from $271,959 in 1999, primarily as a result of certain fixed assets having been fully depreciated at December 31, 1999.

Interest expense decreased by $24,034 or 20.9% to $91,177 in 2000 from $115,211 in 1999, primarily as a result of a reduction in the outstanding balance of interest-bearing debt.

Equity in net income of joint venture decreased by $39,746 to $5,833 in 2000 from $45,579 in 1999, primarily as a result of reduced marketing of the Company's ride facility by Dave & Buster, Inc.'s on-site management. In response, the Company has hired its own on-site manager to promote the Company's ride facility.

During February 1999, as consideration for providing a line of credit to the Company, the Company granted the Chief Executive Officer warrants to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. The Company calculated the fair value of the warrants issued to the Chief Executive Officer using the Black-Scholes option pricing model, and charged the fair value of $64,620 to operations as a loan commitment fee during the six months ended June 30, 1999.

As a result of the aforementioned factors, the net loss was $258,944 for the six months ended June 30, 2000, as compared to a net loss of $412,429 for the six months ended June 30, 1999.


Liquidity and Capital Resources - June 30, 2000:

Operating Activities. The Company utilized cash of $103,824 in operating activities during the six months ended June 30, 2000, as compared to utilizing cash of $135,113 during the six months ended June 30, 1999. The reduction in cash utilized in operating activities in 2000 as compared to 1999 of $31,289 was primarily a result of a reduced loss from operations. At June 30, 2000, cash and cash equivalents had decreased by $186,775, to $133,414, as compared to $320,189 at December 31, 1999. As a result, the Company had a working capital deficit of $200,675 at June 30, 2000, as compared to a working capital deficit of $47,006 at December 31, 1999, resulting in current ratios of .47:1 and .88:1 at June 30, 2000 and December 31, 1999, respectively.

Investing Activities. Net cash used in investing activities was $2,760 for the six months ended June 30, 2000, primarily as a result of the purchase of fixed assets of $41,766, offset in part by $31,807 of dividends received from the Company's joint venture with Dave & Buster's, Inc. Net cash provided by investing activities was $75,981 for the six months ended June 30, 1999, primarily as a result of $81,422 of dividends received from the Company's joint venture with Dave & Buster's, Inc.

Financing Activities. Net cash used in financing activities was $80,191 and $19,384 for the six months ended June 30, 2000 and 1999, respectively, as a result of payments on notes payable and capital lease obligations.

The Company has relied on the proceeds from the sale of its securities, loans from both unrelated and related parties, and equipment leases to provide the cash necessary to develop its facilities and ride films and to operate its business.

Pursuant to the Company's amended loan agreement with its Chief Executive Officer, during November 1999, the Chief Executive Officer repaid $85,000 of his notes receivable, consisting of principal of $75,000 and accrued interest of $10,000, and the Company also borrowed $120,000 from him under the line of credit.

The aggregate proceeds of $205,000 were utilized to fund the costs associated with the installation of the Company's new ride facility in Elizabeth, New Jersey, which opened in January 2000.


Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 1999 and June 30, 2000 that may impair its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's independent certified public accountants have included a modification paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1999.

The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the modified financing arrangement with the Company's Lender, borrowings under the line of credit provided by the Chief Executive Officer, and the opening of the New Jersey Facility, will generate increased cash flows sufficient to fund operations. However, there can be no assurances that such efforts will actually result in increased operating cash flows. Furthermore, to the extent that the Company experiences a revenue shortfall during the June through August peak tourist season, the Company's liquidity and ability to conduct operations may be impaired.

The Company anticipates that it will be required to raise additional capital to fund operations, expansion plans and possible acquisitions, mergers and joint ventures, including the amended joint venture agreement with Dave & Buster's, Inc. The Company is also considering a wide range of other business opportunities, some of which are unrelated to the Company's current business activities and could result in a change in control of the Company. There can be no assurances that the Company will be able to secure the capital necessary to fund its future business operations on a timely basis and/or under acceptable terms and conditions.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

27       Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K:

                Three Months Ended June 30, 2000 - None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  August 8, 2000             By:  __________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer,
                                       President, Chief Financial
                                       Officer and Chairman of
                                       the Board of Directors
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)