Form 10QSB
period 2000-09-30
CINEMA RIDE INC
filed 2000-11-13
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

         For the Quarterly Period Ended September 30, 2000

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

         For the transition period from _________ to _________

                         Commission File Number: 0-24592

                                CINEMA RIDE, INC.
        -----------------------------------------------------------------
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

                    Issuer's telephone number: (818) 761-1002

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000, the Company had 789,823 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - December 31, 1999 and September 30, 2000 (Unaudited)

              Consolidated Statements of Operations (Unaudited)
              - Three Months and Nine Months Ended September 30, 2000 and 1999

              Consolidated Statements of Cash Flows (Unaudited)
              - Nine Months Ended September 30, 2000 and 1999

              Notes to Consolidated Financial Statements (Unaudited)
              - Three Months and Nine Months Ended  September 30, 2000 and 1999

     Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
                                      -2-

                       Cinema Ride, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                 September 30,    December 31,
                                                     2000             1999
                                                   ---------        ---------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                       $   111,481       $   320,189
  Prepaid expenses and other
    current assets                                     37,178            25,804
                                                  -----------       -----------
Total current assets                                  148,659           345,993
                                                  -----------       -----------

Property and equipment:
  Office equipment and furniture                      110,033           105,249
  Equipment under capital lease                       208,236           204,858
  Lease improvements                                1,062,582         1,051,723
  Theater and film equipment                        1,695,877         1,673,132
                                                  -----------       -----------
                                                    3,076,728         3,034,962

  Accumulated depreciation                         (1,916,683)       (1,688,658)
                                                  -----------       -----------
                                                    1,160,045         1,346,304
                                                  -----------       -----------

Other assets:
  Film library,  net of  accumulated
    amortization  of $922,628  and
    $869,930 at September 30, 2000
    and December 31, 1999,
    respectively                                      170,142           222,840
  Investment in joint venture                         378,473           411,663
  Receivables from officer                                -               8,069
  Consulting agreement                                 20,808            28,611
  Deferred lease costs and other
    assets                                            103,581           123,967
                                                  -----------       -----------
                                                      673,004           795,150
                                                  -----------       -----------
Total assets                                      $ 1,981,708       $ 2,487,447
                                                  ===========       ===========
                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                 September 30,      December 31,
                                                     2000               1999
                                                   ---------          ---------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    expenses                                       $   146,378      $   219,125
  Current portion of capital
    lease obligations                                   47,042           40,381
  Current portion of note payable
    to lender                                          148,729          133,077
  Current portion of note payable
    to bank                                                -                416
                                                   -----------      -----------
Total current liabilities                              342,149          392,999
                                                   -----------      -----------

Non-current liabilities:
  Obligations under capital lease,
    less current portion                                53,151           84,660
  Note payable to lender, less
    current portion                                    583,597          697,072
  Deferred rent                                         67,666           84,061
  Loan payable to officer                              120,000          120,000
                                                   -----------      -----------
                                                       824,414          985,793
                                                   -----------      -----------
Total liabilities                                    1,166,563        1,378,792
                                                   -----------      -----------

Commitments and contingencies
  (Note 2)

Stockholders' equity (Note 2):
  Preferred stock, $.01 par value -
    Authorized - 500,000 shares
    Issued - None
  Common stock,  $.08 par value -
    Authorized -  20,000,000 shares
    Issued and Outstanding -
    789,823 shares and 731,823 shares
    at September 30, 2000 and
    December 31, 1999, respectively                     63,186           58,546
  Additional paid-in-capital                         9,224,569        9,212,209
  Accumulated deficit                               (8,472,610)      (8,162,100)
                                                   -----------      -----------
Total stockholders' equity                             815,145        1,108,655
                                                   -----------      -----------
Total liabilities and
  stockholders' equity                             $ 1,981,708      $ 2,487,447
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                        2000             1999
                                                      ---------        ---------

Revenues                                             $ 767,018        $ 711,437

Selling, general and
  administrative expenses                              662,311          508,265

Depreciation and amortization                           94,691          135,280
                                                     ---------        ---------
Income from operations                                  10,016           67,892

Other income (expense):
  Equity in net income (loss)
    of joint venture                                   (24,323)          12,610
  Interest income                                          821            3,610
  Interest expense                                     (38,080)         (42,495)
                                                     ---------        ---------
Net income (loss)                                    ($ 51,566)       $  41,617
                                                     =========        =========

Basic and diluted net income
  (loss) per common share (Note 1)                   ($   0.07)       $    0.06
                                                     =========        =========

Weighted average common
  shares outstanding -
  basic and diluted                                    781,490          731,823
                                                     =========        =========






          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                  ----------------------------
                                                     2000               1999
                                                  ---------          ---------

Revenues                                         $ 2,191,695        $ 1,883,764

Selling, general and
  administrative expenses                          1,994,163          1,692,093

Start-up costs for New Jersey
  Facility (Note 3)                                   74,421                -


Depreciation and amortization                        288,795            407,239
                                                 -----------        -----------
Loss from operations                                (165,684)          (215,568)

Other income (expense):
  Equity in net income (loss)
    of joint venture                                 (18,490)            58,189
  Interest income                                      2,921              8,893
  Interest expense                                  (129,257)          (157,706)
  Fair value of warrants issued
    to officer as commitment fee
    for line of credit (Note 2)                          -              (64,620)
                                                 -----------        -----------
Net loss                                         ($  310,510)       ($  370,812)
                                                 ===========        ===========

Basic and diluted net loss
  per common share (Note 1)                      ($     0.40)       ($     0.51)
                                                 ===========        ===========

Weighted average common
  shares outstanding -
  basic and diluted                                  775,046            731,823
                                                 ===========        ===========







          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


                                                          Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                         2000             1999
                                                      ---------        ---------
Increase (decrease) in cash

Cash flows from operating activities:
  Net loss                                            ($310,510)      ($370,812)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization                       288,795         407,239
    Common stock issued for services                     17,000             809
    Equity in net income (loss) of
      joint venture                                      18,490         (58,189)
    Amortization of consulting
      agreement                                           7,803           7,803
    Amortization of deferred
      financing costs                                     9,314           9,314
    Fair value of warrants issued
      to officer as commitment fee
      for line of credit                                    -            64,620
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Inventories                                         -           (10,465)
        Prepaid expenses and other
          current assets                                (11,374)         35,159
        Deposits                                          3,000          12,532
      Increase (decrease) in:
        Accounts payable and
          accrued expenses                              (72,747)        (85,887)
        Deferred rent                                   (16,395)        (19,106)
                                                      ---------       ---------
Net cash used in operating
  activities                                            (66,624)         (6,983)
                                                      ---------       ---------





                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                 (continued)


                                                         Nine Months Ended
                                                            September 30,
                                                      --------------------------
                                                         2000             1999
                                                      ---------        ---------
Increase (decrease) in cash

Cash flows from investing activities:
  Purchase of property and equipment                  ($ 41,766)      $     -
  Investment in joint venture                                            (4,376)
  Dividends received from joint
    venture                                              14,700         106,976
  (Increase) decrease in receivables
    from officer                                          8,069          (5,633)
                                                      ---------       ---------
Net cash provided by (used in)
  investing activities                                  (18,997)         96,967
                                                      ---------       ---------

Cash flows from financing activities:
  Payments on notes payable                             (98,239)        (51,569)
  Principal payments on capital
      lease obligations                                 (24,848)        (13,930)
                                                      ---------       ---------
Net cash used in financing
  activities                                           (123,087)        (65,499)
                                                      ---------       ---------

Cash and cash equivalents:
  Net increase (decrease)                              (208,708)         24,485
  At beginning of period                                320,189         240,341
                                                      ---------       ---------
  At end of period                                    $ 111,481       $ 264,826
                                                      =========       =========











          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2000 and 1999


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

Comments - The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at Septmber 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. The consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 1999 and September 30, 2000 that may impair its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1999 with respect to this matter.

Foreign Currency Translation - Foreign currency denominated assets and liabilities of the subsidiary where the United States dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency was the United States dollar. The remeasurement of local currency into United States dollars creates translation adjustments which are immaterial and are included in the statement of operations.

Earnings Per Share - Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of September 30, 2000, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 222,188 shares and 1,552,461 shares of common stock, respectively.

2.  Stockholders' Equity

During January 2000, the Company issued 48,000 shares of common stock to certain of its non-officer employees and consultants as a bonus, which were recorded at fair market value on the date of issuance of $0.25 per share. Accordingly, for the nine months ended September 30, 2000, the Company recognized compensation expense of $12,000, which is included in selling, general and administrative expenses in the statement of operations.

During September 2000, the Company issued 10,000 shares of common stock to a consultant as compensation, which was recorded at fair market value on the date of issuance of $0.50 per share. Accordingly, for the three months and nine months ended September 30, 2000, the Company recognized compensation expense of $5,000, which is included in selling, general and administrative expenses in the statement of operations.

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

During February 1999, as consideration for providing a line of credit to the Company, the Company granted warrants to the Chief Executive Officer to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. The Company calculated the fair value of the warrants granted to the Chief Executive Officer using the Black-Scholes option pricing model, and charged the fair value of $64,620 to operations as a loan commitment fee during the nine months ended September 30, 1999.


3.  Start-up Costs for New Jersey Facility

The Company began development of the New Jersey Facility during late 1999. The New Jersey Facility was completed and began operations in January 2000. In connection with the establishment of the New Jersey Facility, the Company incurred start-up costs of $74,421 during the nine months ended September 30, 2000, which were charged to operations as incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Three Months Ended September 30, 2000 and 1999 -

Revenues increased by $55,581 or 7.8% to $767,018 in 2000 from $711,437 in 1999.
The New Jersey Facility opened in January 2000 and generated revenues of $107,704. The net increase in revenues was attributable to the New Jersey Facility, which was partially offset by a decrease in revenues at the Las Vegas facility during the period. The decrease in revenues at the Las Vegas Facility began during August 2000 as a result of the temporary shut-down of the fountain show at the Caesar's Hotel and Casino Shopping Mall, as well as the opening of a new entertainment-based shopping mall at the newly-opened Aladdin Hotel and Casino. The Company is currently unable to predict the extent and duration of this decrease in revenues at its Las Vegas Facility.

Selling, general and administrative expenses increased by $154,046 or 30.3% to $662,311 in 2000 from $508,265 in 1999, primarily as a result of the opening of the New Jersey Facility in January 2000 and increased marketing and promotional activities.

Depreciation and amortization decreased by $40,589 or 30.0% to $94,691 in 2000 from $135,280 in 1999, primarily as a result of certain fixed assets having been fully depreciated at December 31, 1999.

Interest expense decreased by $4,415 or 10.4% to $38,080 in 2000 from $42,495 in 1999, primarily as a result of a reduction in the outstanding principal balance of interest-bearing debt.

Equity in net income (loss) of joint venture decreased by $36,933, to a net loss of $24,323 in 2000 from net income of $12,610 in 1999. In an effort to improve the operating results of the joint venture, the Company has hired its own on-site manager to promote the Company's ride facility at Dave & Buster's, Inc.

As a result of the aforementioned factors, net loss was $51,566 for the three months ended September 30, 2000, as compared to net income of $41,617 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 and 1999 -

Revenues increased by $307,931 or 16.3% to $2,191,695 in 2000 from $1,883,764 in
1999, almost all of which was attributable to the New Jersey Facility, which opened in January 2000.

Selling, general and administrative expenses increased by $302,070 or 17.9% to $1,994,163 in 2000 from $1,692,093 in 1999, primarily as a result of the opening of the New Jersey Facility in January 2000 and increased marketing and promotional activities.

Included in selling, general and administrative expenses in 1999 is a charge of $70,000 related to the Company's former Chief Financial Officer leaving the Company effective March 1, 1999.

During the nine months ended September 30, 2000, the Company recorded start-up costs of $74,421 related to the opening of the New Jersey Facility in January 2000.

Depreciation and amortization decreased by $118,444 or 29.1% to $288,795 in 2000 from $407,239 in 1999, primarily as a result of certain fixed assets having been fully depreciated at December 31, 1999.

Interest expense decreased by $28,449 or 18.0% to $129,257 in 2000 from $157,706 in 1999, primarily as a result of a reduction in the outstanding balance of interest-bearing debt.

Equity in net income (loss) of joint venture decreased by $76,679 to a net loss of $18,490 in 2000 from net income of $58,189 in 1999. In an effort to improve the operating results of the joint venture, the Company has hired its own on-site manager to promote the Company's ride facility at Dave & Buster's, Inc.

During February 1999, as consideration for providing a line of credit to the Company, the Company granted warrants to the Chief Executive Officer to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. The Company calculated the fair value of the warrants granted to the Chief Executive Officer using the Black-Scholes option pricing model, and charged the fair value of $64,620 to operations as a loan commitment fee during the nine months ended September 30, 1999.

As a result of the aforementioned factors, the net loss was $310,510 for the nine months ended September 30, 2000, as compared to a net loss of $370,812 for the nine months ended September 30, 1999.

Liquidity and Capital Resources - September 30, 2000:

Operating Activities. The Company's operations utilized cash of $66,624 during the nine months ended September 30, 2000, as compared to utilizing cash of $6,983 during the nine months ended September 30, 1999. The increase in cash utilized in operating activities in 2000 as compared to 1999 was primarily a result of continuing operating losses incurred by the Company.

At September 30, 2000, cash and cash equivalents had decreased by $208,708, to $111,481, as compared to $320,189 at December 31, 1999. As a result, the Company had a working capital deficit of $193,490 at September 30, 2000, as compared to a working capital deficit of $47,006 at December 31, 1999, resulting in current ratios of .43:1 and .88:1 at September 30, 2000 and December 31, 1999, respectively. The Company's current assets at December 31, 1999 included $120,000 of cash that had been borrowed from an officer in November 1999 and was reflected as a non-current liability at December 31, 1999. This cash was utilized during the nine months ended September 30, 2000 to fund the costs associated with the installation and start-up of the Company's new ride facility in Elizabeth, New Jersey, which opened in January 2000.

Investing Activities. Net cash used in investing activities was $18,997 for the nine months ended September 30, 2000, primarily as a result of the purchase of fixed assets of $41,766, offset in part by dividends of $14,700 received from the Company's joint venture with Dave & Buster's, Inc. and a decrease in receivables from officer of $8,069. Net cash provided by investing activities was $96,967 for the nine months ended September 30, 1999, primarily as a result of $106,976 of dividends received from the Company's joint venture with Dave & Buster's, Inc.

Financing Activities. Net cash used in financing activities was $123,087 and $65,499 for the nine months ended September 30, 2000 and 1999, respectively, as a result of payments on notes payable and capital lease obligations.

The Company has relied on the proceeds from the sale of its securities, loans from both unrelated and related parties, and equipment leases to provide the cash necessary to develop its facilities and ride films and to operate its business.

Pursuant to the Company's amended loan agreement with its Chief Executive Officer, during November 1999, the Chief Executive Officer repaid $85,000 of his notes receivable, consisting of principal of $75,000 and accrued interest of $10,000, and the Company also borrowed $120,000 from him under the line of credit. The aggregate proceeds of $205,000 were utilized to fund the costs associated with the installation and start-up of the Company's new ride facility in Elizabeth, New Jersey, which opened in January 2000.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 1999 and September 30, 2000 that may impair its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1999 with respect to this matter.

The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the modified financing arrangement with the Company's secured lender, Finova Technology Finance, Inc., borrowings under the line of credit provided by the Chief Executive Officer, and the opening of the New Jersey Facility, will generate an improvement in cash flows, although there can be no assurances that such efforts will be successful. Furthermore, to the extent that the Company's Las Vegas Facility experiences a continuing decline in revenues, the Company's liquidity and ability to conduct operations may be impaired.

The Company will require additional capital to fund operating and debt service requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures, including the amended joint venture agreement with Dave & Buster's, Inc. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations.

From time to time the Company may also consider a wide range of other business opportunities, some of which may be unrelated to the Company's current business activities and could also require additional capital, and could result in a change in control of the Company.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c)  Recent sales of unregistered securities

During September 2000, the Company issued 10,000 shares of common stock to a consultant as compensation, which was recorded at fair market value on the date of issuance of $0.50 per share.

The shares of common stock were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27 Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K:

         Three Months Ended September 30, 2000 - None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  November 6, 2000           By:  __________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer,
                                       President, Chief Financial
                                       Officer and Chairman of
                                       the Board of Directors
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)