Form 10KSB
period 2000-12-31
CINEMA RIDE INC
filed 2001-04-17
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

      For the Fiscal Year Ended  December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to
                                   -----    ----


                         Commission File Number: 0-24592
                                                 -------


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

                          Common Stock, $0.08 par value
                          -----------------------------
                                (Title of class)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [x]  No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2000 were $2,760,309.

     The  aggregate   market  value  of  the  issuer's   common  stock  held  by
non-affiliates of the Company as of March 30, 2001, was $182,183.

     As of March 30, 2001, the issuer had 789,823 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format: Yes [ ] No [x]

     Documents incorporated by reference: None.

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

     This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                     PART I.


ITEM 1.   DESCRIPTION OF BUSINESS

Overview:

        Cinema Ride, Inc. (the "Company") was incorporated in Delaware in April 1993. Unless the context otherwise requires, references to the Company in this report refer to Cinema Ride, Inc. and its subsidiaries. The Company is in the business of developing and operating rides consisting of 3-D motion simulator attractions and filmed entertainment that combines projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen. To date, the Company has completed construction and installation of five facilities. The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the "West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the "Times Square Facility") commenced operations in September 1996 at a location in Times Square in New York City, New York, and was closed during January 1998. The fourth facility (the "Atlanta Facility") commenced operations in September 1998 as a joint venture with Dave & Buster's, Inc. and is located in Atlanta, Georgia. The fifth facility (the "New Jersey Facility") commenced operations in January 2000 and is located in the Jersey Gardens Mall in Elizabeth, New Jersey, near Newark Airport. The Company's executive offices are located in Studio City, California.

Going Concern:

     The consolidated financial statements as of and for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2000. In addition, the Company did not make several monthly payments to its primary secured lender during the latter part of the year ended December 31, 2000 and the early part of the year ending December 31, 2001. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the March 1999 modified financing arrangements with the Company's secured lender, borrowings under the line of credit provided by the Company's Chief Executive Officer, and the opening of the New Jersey Facility, will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, to the extent that the Company's Las Vegas Facility experiences a continuing decline in revenues, the Company's liquidity and ability to continue to conduct operations may be impaired.

        The Company will require additional capital to fund operating and debt service requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures, including the amended joint venture agreement with Dave & Buster's, Inc. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Equipment and Technology:

        Each of the Company's rides is comprised of two basic elements, a motion simulator, which consists of an enclosed seating platform and related equipment and computer programming, and the 3-D films viewed by audiences in the simulator.

        Simulators:

        The Company utilizes a simulator that is both space and cost efficient. Each simulator includes an enclosed capsule with 15 seats in which audiences are seated during a given ride. Inside the capsule, each seat faces a screen at the front of the capsule onto which the ride film is projected. Company attractions consist of one or more capsules, the number of which varies depending on the size and desired seating capacity of a particular location. The Las Vegas Facility consists of four capsules, the New Jersey consists of two capsules, and the West Edmonton Mall Facility and the Atlanta Facility each consist of one capsule.

        Capsules are mounted on top of a motion base consisting of six independent hydraulic cylinders that control the movement of the attached capsule. The motion bases allow an audience to experience a full six degrees of motion (pitch, roll, heave, yaw, surge and sway). Through the use of the motion base, capsules have a maximum range of motion of approximately six feet. The motion bases used by the Company were constructed by a manufacturer of military and commercial flight simulators which is now out of business. However, to date this has not been a problem for the Company, since replacement parts are available from other sources and the motion bases are being manufactured by another company.

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

        The equipment utilized by the Company contains relatively standard hydraulic components that are readily available through various vendors and suppliers. Should the need arise, the Company believes that other vendors are available that could manufacture and maintain the equipment. In addition, because each simulator is completely independent of the other simulators in a given location, the Company is able to perform routine maintenance and make any necessary repairs to simulator equipment without hindering the operation of the entire attraction at a facility that has more than one capsule.

        The Company currently owns two remaining capsules that it intends to use exclusively for spare parts. Accordingly, the Company expects that any new ride sites would be based on newly-developed ride technology.

        3-D Films:

        Each of the Company's attractions utilize 3-D technology in the exhibition of ride films. This 3-D technology creates the illusion of three-dimensional images. The technology involves the filming and simultaneous projection of images that are slightly offset from each other which, when viewed with special polarized glasses, create an illusion of depth and off-screen effects which are not possible with traditional 2-D filmed entertainment. With regard to this technology, on January 12, 1999, the Company was granted Patent No. 5,857,917 by the United States Patent and Trademark Office for 3-D video projected motion simulator rides.

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

Facility Operations:

        The Company currently generates virtually all of its income from the sale of ride tickets. Ride tickets are sold to customers at a ticket booth. Prior to the showing, ticket holders are led through an entry area where their tickets are taken and they are handed 3-D glasses and led into a pre-show area. While the previous audience is inside the capsule viewing the ride film, ticket holders in the pre-show area watch a short film on a video monitor outlining safety instructions and other information regarding the ride.

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

Joint Ventures:

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

        During May 2000, the Company entered into an agreement with Dave & Buster's, Inc. to amend and update the existing joint venture agreement to include the installation of five additional ride facilities in new or existing Dave & Buster's, Inc. locations. The Company will be responsible for the installation of its newly-designed twenty seat open pod simulator systems. The Company will also be responsible for providing all of the hardware and software required to operate the ride facility. The Company will require additional capital in order to be able to fund its obligations under the amended joint venture agreement (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Going Concern").

        In order to reduce the out-of-pocket costs in the development of new attractions, the Company intends to continue to pursue joint venture arrangements with property owners and businesses that want to operate their own attractions. The Company and its joint venture partner would split the profits, if any, from the attraction based on negotiated terms. Joint ventures with third parties would provide the Company with an additional source of revenues and profits with less risk and capital investment than is associated with owning and operating systems.

Competition:

        The Company faces intense competition in the development and marketing of attractions. Such competition includes gaining access to desirable locations for attractions, as well as to selling or leasing simulators and ride films. Iwerks Entertainment, Inc. and Showscan Corporation, as well as other companies, develop and market simulators that compete with the simulators and related filmed entertainment developed and marketed by the Company. Many of these corporations have greater financial and marketing resources than the Company and have established reputations for success in the development and marketing of products. In addition, there are no significant barriers to entry that would prevent additional competitors from competing with the Company in the development and operation of attractions on a site-by-site basis.

        The Company also competes with existing motion simulators on a site-by-site basis. The Company is aware of several competing motion simulator attractions currently existing in the vicinity of its facilities, including a motion simulator attraction developed by Caesar's Palace Hotel and Casino with IMAX Corporation which was opened during December 1997 in the new expansion of the Forum Shops. In addition, the Excalibur Hotel in Las Vegas has a simulator ride facility that has been operational for many years. The Hilton Hotel Casino and the Luxor Hotel and Casino in Las Vegas also offer motion simulator attractions. In addition, other hotels or theme parks in Las Vegas may acquire or develop motion simulator attractions, including such major new hotels such as the Mandalay Bay and the Venetian. To a lesser extent, the Company also competes for customers with theme parks, traditional motion pictures and other forms of filmed or computer entertainment. Similarly, the West Edmonton Mall Facility competes with existing motion simulators within the West Edmonton Mall. The New Jersey Facility has no motion simulator competition within the immediate vicinity. The Company's attractions compete with other attractions and entertainment alternatives in a given region on the basis of location, price and content of its ride films.

        The Company believes that the real estate experience of its management assists it in effectively competing in locating and acquiring favorable locations for its attractions. In addition, the Company believes that the compact size and realistic motion capabilities of its simulators, as well as the unique and entertaining thematic elements and effects of its ride films, enable it to compete effectively for customers with regard to the marketing of its attractions.

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

Seasonality:

        Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The degree of this seasonality varies among attractions depending on the nature of tourist and local traffic patterns at a given location, as well as the nature of entertainment alternatives available to audiences. Attendance at the Company's facilities is highest during June through August (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more effected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the winter months in Alberta, Canada. The revenues generated during peak tourist periods have a significant impact on the Company's results of operations.

Trademarks, Copyrights and Patents:

        On January 12, 1999, the Company was granted Patent No. 5,857,917 by the United States Patent and Trademark Office for 3-D video projected motion simulator rides. However, there can be no assurance that the Company will be able to utilize this patent to prevent competitors from developing similar simulator systems.

        During 1996, the Company obtained a trademark for "Cinema Ride" and a trademark for "Ride Guy". In addition, the Company holds copyright protection for each of the ride films owned by the Company. Although patent, trademark and copyright protection is desirable, the Company believes that such legal protection is less significant to the Company's success than factors such as the location and marketing of attractions and the production or acquisition of entertaining ride films.

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

Employees:

        As of March 30, 2001, the Company had three full-time employees at its corporate offices (including its officers), 21 employees at its Las Vegas Facility, four employees at its West Edmonton Mall Facility, five employees at its New Jersey Facility, and one employee at the Dave & Buster's, Inc. facility in Atlanta, Georgia. Employees at the ride locations consist of both full-time and part-time employees. Should the Company add new facilities, the Company expects to hire additional employees to manage and operate the new facilities. The Company's employees are not represented by any unions. The Company believes that its relations with its employees are satisfactory.


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

West Edmonton Mall Facility:

        During July 1995, the Company, through its wholly-owned Alberta, Canada subsidiary, Cinema Ride Edmonton, Inc., entered into a lease agreement to install and operate one capsule in the West Edmonton Mall, Alberta, Canada. Effective July 1, 2000, the Company entered into a Renewal and Amending Agreement for a term of five years through June 2005.

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

Corporate Offices:

        The Company leases office space in Studio City, California as its corporate headquarters. The lease is for a period of five years expiring June 2005, with an option to extend the term of the lease for one additional five-year period. The monthly rent is currently $4,263.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.






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


                                                     High          Low
                                                     ----          ---
     Fiscal Year Ended December 31, 1999:
     -----------------------------------

     Three months ended -

     March 31, 1999                                  0.25         0.06

     June 30, 1999                                   0.38         0.12

     September 30, 1999                              0.13         0.13

     December 31, 1999                               0.44         0.13


     Fiscal Year Ended December 31, 2000:
     -----------------------------------

     Three months ended -

     March 31, 2000                                  1.69         0.25

     June 30, 2000                                   1.51         1.13

     September 30, 2000                              1.25         0.50

     December 31, 2000                               0.54         0.31

        As of March 30, 2001, the Company had approximately 200 common shareholders of record, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 1,100 beneficial common shareholders as of March 30, 2001.

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

        During the year ended December 31, 2000, the Company issued 58,000 shares of common stock to certain of its non-officer employees and consultants.

        During the year ended December 31, 2000, the Company issued a stock option to its Chief Executive Officer to purchase 25,000 shares of common stock with an exercise price of $0.25 per share.

        During the year ended December 31, 2000, the Company issued a stock option to its Chief Executive Officer to purchase 300,000 shares of common stock with an exercise price of $0.50 per share.

        The shares of common stock, stock options and warrants were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

        The Company was formed in April 1993, and operations of the Company commenced in October 1994 when the Las Vegas Facility was opened. The Company opened its other current operating locations, the West Edmonton Mall Facility, the Atlanta Facility, and the New Jersey Facility, in August 1995, September 1998, and January 2000, respectively.

Going Concern:

     The consolidated financial statements as of and for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2000. In addition, the Company did not make several monthly payments to its primary secured lender during the latter part of the year ended December 31, 2000 and the early part of the year ending December 31, 2001. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the March 1999 modified financing arrangements with the Company's secured lender, borrowings under the line of credit provided by the Company's Chief Executive Officer, and the opening of the New Jersey Facility, will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, to the extent that the Company's Las Vegas Facility experiences a continuing decline in revenues, the Company's liquidity and ability to continue to conduct operations may be impaired.

        The Company will require additional capital to fund operating and debt service requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures, including the amended joint venture agreement with Dave & Buster's, Inc. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

        From time to time the Company may also consider a wide range of other business opportunities, some of which may be unrelated to the Company's current business activities and could also require additional capital, and could result in a change in control of the Company.

Results of Operations:

Years Ended December 31, 2000 and 1999 -

        Revenues  increased  by  $302,702  or 12.3% to  $2,760,309  in 2000,  as
compared to $2,457,607 in 1999, almost all of which was attributable to the New Jersey Facility, which opened in January 2000.

        Direct costs of revenues increased by $349,999 or 30.4% to $1,474,949 in 2000, as compared to $1,130,950 in 1999, primarily as a result of the opening of the New Jersey Facility in January 2000. Approximately $75,000 of start-up costs for the New Jersey Facility were incurred during January 2000. Direct costs of revenues were 53.4% of revenues in 2000, as compared to 46.0% of revenues in 1999.

        Selling and marketing costs increased by $99,796 or 67.5% to $247,588 in 2000, as compared to $147,792 in 1999, primarily as a result of increased marketing and promotional activities.

        General and administrative expenses decreased by $52,591 or 5.1% to $978,529 in 2000, as compared to $1,031,120 in 1999, primarily as a result of cost-cutting measures implemented by the Company.

        Depreciation and amortization decreased by 24.1% or $120,741, to $381,788 in 2000, as compared to $502,529 in 1999, primarily as a result of a reduction in depreciation and amortization related to the closure of the Times Square Facility in January 1998.

        Interest expense decreased by $16,471 or 8.2% to $184,422 in 2000, as compared to $200,893 in 1999, primarily as a result of a reduction in the outstanding principal balance on the note payable to lender and a reduction in the outstanding balance of capital lease obligations.

        Equity in net income (loss) of joint venture was $(6,715) in 2000, as compared to $48,403 in 1999 (see "ITEM 1. DESCRIPTION OF BUSINESS - Joint Ventures").

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

        The Company recorded a net loss of $510,283 in 2000, as compared to a net loss of $559,941 in 1999.

        As of December 31, 2000, the Company had Federal and California net operating loss carryforwards of approximately $7,244,000 and $3,374,000, respectively, available to offset future Federal and California taxable income. The unused net operating loss carryforwards expire in various amounts through 2020 for Federal and through 2010 for California state purposes.

        Net deferred tax assets of approximately $2,733,000 at December 31, 2000 resulting from net operating losses, tax credits and other temporary differences have been offset by a 100% valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.

Liquidity and Capital Resources:

     The Company utilized cash of $84,088 in operating activities during the year ended December 31, 2000, as compared to utilizing cash of $17,260 during the year ended December 31, 1999. The increase in cash utilized in operating activities in 2000 as compared to 1999 of $66,828 was primarily a result of the opening of the New Jersey Facility in January 2000 and a reduction in the Company's equity in net income (loss) of joint venture. At December 31, 2000, the Company's cash and cash equivalents had decreased by $210,355, to $109,834, as compared to $320,189 at December 31, 1999. The Company has also reclassified to current liabilities the non-current portion of notes payable to lender of $553,891 at December 31, 2000. As a result, the Company had a working capital deficit of ($874,385) at December 31, 2000, as compared to a working capital deficit of ($47,006) at December 31, 1999, resulting in current ratios of 0.16:1 and 0.88:1 at December 31, 2000 and 1999, respectively.

     Net cash provided by investing activities was $9,431 in 2000, as compared to $73,163 in 1999. Dividends from the joint venture were $44,223 in 2000, as compared to $110,697 in 1999. The Company received $8,069 and $85,000 in 2000 and 1999, respectively, as proceeds from the repayment of a loan to its Chief Executive Officer, including both principal and interest. The Company expended $42,861 and $122,535 in 2000 and 1999, respectively, for the purchase of fixed assets, primarily with respect to the New Jersey Facility.

        Net cash utilized in financing activities was $135,698 in 2000, as compared to net cash generated by financing activities of $23,946 in 1999. Principal payments on notes payable were $98,238 in 2000, as compared to $73,722 in 1999. Principal payments on capital lease obligations were $37,460 in 2000, as compared to $22,332 in 1999. During November 1999, the Company borrowed $120,000 from its Chief Executive Officer under the line of credit arranged in February 1999, which was utilized to fund the costs associated the installation and start-up of the New Jersey Facility, which opened in January 2000. The Company also financed the acquisition of fixed assets aggregating $65,384 for the New Jersey Facility through capital lease obligations in 1999.

        During the last few years the Company has relied on the proceeds from loans from both related and unrelated parties and capital leases to provide the resources necessary to develop its facilities and ride films and to operate its business. As of December 31, 2000, the Company did not have any capital expenditure commitments outstanding.

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

     On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc. (the "Lender") which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, repayable over a four-year period at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at an annual rate of 16.75%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. The balance of the loan was $732,327 and $830,149 at December 31, 2000 and 1999, respectively. As a result of reduced cash flows generated by operations during the year ended December 31, 2000, Company did not make the monthly payments due the lender during the latter part of the year ended December 31, 2000 and the early part of the year ending
December 31, 2001. Although the Company is in discussions with the lender to restructure its financing agreement, there can be no assurances that the Company will be successful in this regard. As a result, the Company has classified its entire obligation to the lender as a current obligation in the consolidated financial statements.

        On February 2, 1999, the Company entered into a loan agreement with the Company's Chief Executive Officer. The loan agreement amended outstanding notes receivable, including accrued interest, of approximately $90,000 from such officer so as to grant the Company the right to demand repayment within 90 days of a written request. In addition, the loan agreement included a line of credit of $120,000 from the Chief Executive Officer that expires on February 2, 2002, with interest at 12% per annum, which is secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company granted the Chief Executive Officer warrants to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. Pursuant to this amended loan agreement, during November 1999, the Chief Executive Officer repaid $85,000 of his notes receivable, consisting of principal of $75,000 and accrued interest of $10,000, and the Company borrowed $120,000 from him under the line of credit. At December 31, 1999, the remaining balance of notes receivable from the Chief Executive Officer was $8,069, which was repaid during the year ended December 31, 2000.

New Accounting Pronouncement:

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have any impact on its financial statement presentation or disclosures.


ITEM 7.   FINANCIAL STATEMENTS

        The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective February 5, 2001, BDO Seidman, LLP ("BDO") resigned as the independent accountants of the Company. Effective February 7, 2001, the Company engaged Hollander, Lumer & Co. LLP ("HLC") as the Company's new independent accountants. The retention of HLC was approved by the Company's Board of Directors.

        Prior to the engagement of HLC, neither the Company, nor anyone on its behalf, consulted with HLC regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304
(a)(1)(iv) of Regulation S-B.

        BDO audited the Company's financial statements for the fiscal years ended December 31, 1999 and 1998. BDO's reports for these fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to audit scope or accounting principles. However, BDO's reports for these fiscal years were modified as to uncertainty with respect to the Company's ability to continue as a going concern.

        During the period from January 1, 1998 to December 31, 1999 and the period from January 1, 2000 to February 5, 2001, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

        The Company provided BDO with a copy of the disclosures it has made herein in response to Item 304(a) of Regulation S-B, and requested that BDO provide its response letter, addressed to the United States Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-B, stating whether it agreed with the statements made by the Company and, if not, stating the respects in which it did not agree. BDO confirmed by letter that it agreed with the statements made by the Company herein insofar as they related to BDO.

         Effective February 16, 2001, HLC merged with the accounting firm of Good Swartz Brown & Berns LLP ("GSBB"), as a result of which GSBB became the successor entity to HLC. As a result of this merger, GSBB subsequently acquired most of the accounting practice of HLC and became the independent accountants for the Company effective March 29, 2001. HLC did not issue an audit opinion on the Company's financial statements between February 7, 2001 and March 29, 2001.

         Prior to GSBB becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with GSBB regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

         During the period from February 7, 2001 to March 29, 2001, there were no disagreements with HLC any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HLC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

         The Company provided HLC with a copy of the disclosures it has made herein in response to Item 304(a) of Regulation S-B, and requested that HLC provide its response letter, addressed to the United States Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-B, stating whether it agreed with the statements made by the Company and, if not, stating the respects in which it did not agree. HLC confirmed by letter that it agreed with the statements made by the Company herein insofar as they related to HLC.

                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 30, 2001. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                   Age     Position(s)
----                   ---     -----------

Mitchell J. Francis     46     Chairman of the Board of Directors, President,
                               Chief Executive Officer and Chief Financial
                               Officer

Benjamin Frankel        65     Director

Norman Feirstein        52     Director


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

     Based on a review of the copies of such forms furnished to the Company and written representations from the Company's directors and executive officers, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2000.

ITEM 10.  EXECUTIVE COMPENSATION

       The following table and text sets forth information with respect to the compensation paid to the Chief Executive Officer and the other executive officer of the Company at December 31, 2000 whose total compensation exceeded $100,000 during the fiscal years ended December 31, 1998, 1999 and 2000.

                           Summary Compensation Table

Name and
Principal                                        Other Annual    All Other
Position(s)                Year      Salary      Compensation    Compensation
-----------                ----      ------      ------------    ------------

Mitchell J. Francis        2000    $235,936       $30,965 (1)    $
Chairman of the            1999     216,216        28,665 (2)     64,620 (4)
Board of Directors,        1998     200,200        24,384 (3)
President and Chief
Executive Officer

----------------------

(1) Includes $4,807 in disability insurance premiums, $13,387 in automobile expense, $6,399 in life insurance premiums, and $6,372 in medical insurance premiums paid to or on behalf of Mr. Francis in 2000.
(2) Includes $4,575 in disability insurance premiums, $12,569 in automobile expense, $5,731 in life insurance premiums, and $5,790 in medical insurance premiums paid to or on behalf of Mr. Francis in 1999.
(3) Includes $2,810 in disability insurance premiums, $11,001 in automobile expense, $5,422 in life insurance premiums, and $5,151 in medical insurance premiums paid to or on behalf of Mr. Francis in 1998.
(4) Represents the value of warrants to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of issuance, expiring on February 2, 2002. The warrants were issued as consideration for the Chief Executive Officer providing a $120,000 line of credit to the Company (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

Board of Directors:

       During the year ended December 31, 2000, the Company had no meetings of the Board of Directors; all board actions were by unanimous written consent. For serving on the Board of Directors, directors who are not employees of the Company receive $2,000 for each meeting of the Board of Directors, and reimbursement for any expenses incurred in attending board meetings. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. The non-employee directors are eligible to participate in the 1995 Directors Stock Option Plan.

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

Employment Agreements:

       Effective September 1, 2000, the Company entered into a three-year employment agreement with Mitchell J. Francis to serve as Chairman, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8%, and annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000. The agreement provides for the issuance of 300,000 stock options, with an exercise price of $0.50 per share, vesting in equal annual increments through September 1, 2003. The agreement also provides for the granting of additional stock options based on the opening of new locations and attaining and maintaining certain market prices for the Company's common stock. In addition, in the event the Company completes a new debt or equity financing, for each $1,000,000 of such funding, or fraction thereof on a pro rata basis, the Company shall issue to Mr. Francis shares of common stock equal to 5% of the Company's fully diluted shares outstanding.

       Pursuant to the Company's previous employment agreement with Mr. Francis that expired on August 31, 2000, the Company granted Mr. Francis stock options as follows: During September 1998, in conjunction with the opening of the Company's new facility in Atlanta, Georgia, the Company granted Mr. Francis a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 per share exercisable for a period of five years, and during January 2000, in conjunction with the opening of the Company's new facility in Elizabeth, New Jersey, the Company granted Mr. Francis a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 per share exercisable for a period of five years.

       Effective May 13, 1998, the Company entered into a severance agreement with Mr. Francis that provided for certain compensation to such executive officer in the event of a change in control of the Company. The term of the severance agreement is through June 30, 1999, at which time it is automatically extended for one year periods commencing on July 1, 1999 and on each subsequent July 1, unless the Company gives notice not later than December 31 of the preceding year that it does not wish to extend the severance agreement. A change in control of the Company is defined as (a) the acquisition by any person or entity of 20% or more of the Company's voting equity securities, (b) a change in control of the Board of Directors, or (c) a merger or consolidation of the Company with any other entity, unless the shareholders of the Company prior to the merger or consolidation continue to represent at least 80% of the combined voting power of the merged entity. In the event of a change in control, among other compensation and benefits, the severance agreement entitles Mr. Francis to receive a severance payment of five times his current annual salary upon his termination without cause.

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

       During the years ended December 31, 1999 and 2000, no officers of the Company were granted stock options under the Option Plan.

       A summary of stock options issued to the Company's officer under the Option Plan as of December 31, 2000 is presented below. No stock options were exercised during 1999 or 2000.

                            Stock Option Value Table

                             Number of                        Value of
                             Shares of                      Unexercised
                           Common Stock                    in-the-Money
                            Underlying                   Stock Options at
                           Stock Options      Weighted   Fiscal Year-End (1)
                         ------------------   Exercise   -------------------
Name                     Unvested    Vested    Price     Unvested     Vested
----                     --------    ------    -----     --------     ------

Mitchell J. Francis         -0-      95,188    $0.43      $  -       $   -
                          =======    ======                ======     ======
-------------------

(1) The dollar values are calculated by determining the excess, if any, of the market price for the common stock of $0.31 per share at December 31, 2000 over the weighted average exercise price of the stock options. As of December 31, 2000, none of the unexercised stock options were in-the-money.


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

       As of March 30, 2001, the Company had a total of 789,823 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company. All common share amounts reflect the one-for-eight reverse stock split effective May 29, 1998.

       The following table sets forth, as of March 30, 2001: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                   Percent of
Name and Address             Amount and Nature of       Shares of Common
of Beneficial Owner          Beneficial Ownership       Stock Outstanding (2)
-------------------          --------------------       -----------------

Mitchell J. Francis (1)          1,832,767 (3)                 72.3%

Benjamin Frankel (1)                 8,750 (4)                  1.1%

Norman Feirstein (1)                 6,250 (5)                   .8%

All directors and
executive officers
as a group (3 persons)           1,847,767 (6)                 72.5%

----------------------

(1) The address of each such person is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604.
(2) The calculation is based on the number of shares of common stock outstanding on March 30, 2001, plus, with respect to each named person, the number of shares of common stock which the stockholder has the right to acquire upon exercise of stock options.
(3) Includes 1,746,149 shares of common stock issuable upon exercise of stock options and warrants granted to Mitchell J. Francis, but excludes 300,000 shares of common stock issuable upon exercise of stock options which had not vested as of March 30, 2001 (see "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements" and "- Stock Option Plans" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Excludes 4,688 shares of common stock owned by Sandra Francis, the wife of Mitchell J. Francis, and 3,125 shares of common stock issuable upon exercise of options granted to Mrs. Francis, as to which Mr. Francis disclaims beneficial ownership.
(4) Includes 6,250 shares of common stock issuable upon exercise of stock options granted to Mr. Frankel. Also includes 2,500 shares of common stock that were issued to the accountancy firm of Frankel, Lodgen, Lacher, Golditch & Sardi in exchange for services rendered in 1994. Mr. Frankel is a partner in such firm, but disclaims beneficial ownership of such shares.
(5) Includes 6,250 shares of common stock issuable upon exercise of stock options granted to Mr. Feirstein.
(6) Includes 1,758,649 shares of common stock issuable upon exercise of stock options.

Changes in Control:

       The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As of December 31, 1998, the amount due from the Company's Chief Executive Officer, Mitchell J. Francis, in connection with loans made to him in prior years aggregated $89,631, consisting of principal of $75,000 and accrued interest of $14,631. During November 1999, the Chief Executive Officer repaid $85,000 of the loan balance, consisting of principal of $75,000 and accrued interest of $10,000. As of December 31, 1999, the remaining accrued interest due from the Chief Executive Officer was $8,069, which was paid during the year ended December 31, 2000.

       During the year ended December 31, 1999, the Company issued 6,473 shares of common stock to Toufic R. Bassil, its then Chief Financial Officer, and recorded the fair market value of the shares of $809 as compensation expense.

       On February 2, 1999, the Company entered into a loan agreement with its Chief Executive Officer, Mitchell J. Francis. The loan agreement amended outstanding notes receivable, including accrued interest, of approximately $90,000 from such officer so as to grant the Company the right to demand repayment within 90 days of a written request. In addition, the loan agreement included a line of credit of $120,000 from the Chief Executive Officer expiring on February 2, 2002, with interest at 12% per annum, secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company granted the Chief Executive Officer warrants to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. Pursuant to this amended loan agreement, during November 1999, the Company borrowed $120,000 from the Chief Executive Officer under the line of credit.







                                    PART IV.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)  Reports on Form 8-K:

     The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 2000.

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


                                                   CINEMA RIDE, INC.
                                                   -----------------
                                                      (Registrant)



                                                   /s/ MITCHELL J. FRANCIS
Date:  April 12, 2001                         By:  ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer



       In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                   /s/ MITCHELL J. FRANCIS
Date:  April 12, 2001                         By:  ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer,
                                                   President, Chief Financial
                                                   Officer and Chairman of the
                                                   Board of Directors




                                                   /s/ BENJAMIN FRANKEL
Date:  April 12, 2001                         By:  ___________________________
                                                   Benjamin Frankel
                                                   Director





                                                   /s/ NORMAN FEIRSTEIN
Date:  April 12, 2001                         By:  ___________________________
                                                   Norman Feirstein
                                                   Director

                                INDEX TO EXHIBITS

Exhibit
Number      Description of Document
------      -----------------------

 3.1        Certificate of Incorporation, as amended. (1)(P)
 3.2        Bylaws of the Company. (1)(P)
10.1        Cinema Ride, Inc. Stock Option Plan. (1)(P)(C)
10.2        Equipment lease between the Company and Sign Systems dated April
            6, 1995. (2)(P)
10.3        Lease between the Company and Forum Developers Limited Partnership dated July 2, 1993. (1)(P)
10.4        Amendment to lease between the Company and Forum Developers Limited
            Partnership dated May 18, 1993. (1)(P)
10.5        Third lease amendment between the Company and Forum Developers
            Limited Partnership dated July 27, 1994. (1)(P)
10.6        Fourth lease amendment between the Company and Forum Developers
            Limited Partnership dated December 30, 1995. (2)(P)
10.7        Form of Promissory Note and Security Agreement (stock pledge) of
            Mitchell J. Francis dated July 5, 1995. (3)(P)
10.8        Standard Office Lease - Gross between the Company and WFC Ventures
            L.P. dated March 21, 1995. (3)(P)
10.9        First Lease Amendment between the Company and WFC Ventures L.P.
            dated April 15, 1995. (3)(P)
10.10       Lease between the Company and West Edmonton Mall Property Inc.
            dated July 17, 1995. (3)(P)
10.11       Amendment to lease between the Company and West Edmonton Mall
            Property Inc. dated April 7, 1998.
10.12       Master Equipment Lease Agreement between the Company and Finova
            Technology Finance, Inc. dated December 12, 1996. (4)
10.13       Amendment to Master Equipment Lease Agreement between the Company and Finova Technology Finance, Inc. dated March 10, 1999. (6)
10.14       Form of employment agreement with Mitchell J. Francis dated
            September 1, 2000. (7)(C)
10.16       Joint Venture Agreement with Dave & Buster's, Inc. dated May 29,
            1998. (6)
10.17       Loan Agreement between the Company and Mitchell J. Francis dated
            February 2, 1999. (6)
10.18       1995 Directors Stock Option Plan. (6) (C)
10.19       Warrant expiring February 2, 2002 to Mitchell J. Francis. (6)
10.20       Lease between the Company and Jersey Gardens Mall dated October 19,
            1999.
21          Subsidiaries of the Registrant. (6)

-----------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, and incorporated herein by reference.
(2) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1995, and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995, and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on January 28, 1997, and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997, and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(7)  Filed herein.

(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-KSB.
(C)  Indicates compensatory plan, agreement or arrangement.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999









                                    CONTENTS





                                                                            Page

Independent auditors' report - 2000                                          F-1

Independent auditors' report - 1999                                          F-2


Financial statements

     Consolidated balance sheets                                             F-3

     Consolidated statements of operations                                   F-5

     Consolidated statements of stockholders' equity                         F-6

     Consolidated statements of cash flows                                   F-7

     Notes to consolidated financial statements                              F-8

                          Independent Auditors' Report





Board of Directors and Stockholders
Cinema Ride, Inc.
Studio City, California



We have audited the accompanying consolidated balance sheet of Cinema Ride, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cinema Ride, Inc. and Subsidiaries as of December 31, 2000, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


GOOD SWARTZ BROWN & BERNS, LLP.

Los Angeles, California
April 6, 2001                                                                F-1

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Cinema Ride, Inc.
Studio City, California


We have audited the accompanying consolidated balance sheet of Cinema Ride, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cinema Ride, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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



                                                                BDO Seidman, LLP

Los Angeles, California
March 6, 2000


CINEMA RIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999





ASSETS
                                                                    2000            1999
                                                                -----------    -----------
Current assets
     Cash and cash equivalents                                  $   109,834    $   320,189
     Prepaid expenses and other current assets                       57,791         25,804
                                                                -----------    -----------

                  Total current assets                              167,625        345,993
                                                                -----------    -----------

Property and equipment
     Office equipment and furniture                                 110,033        105,249
     Equipment under capital lease                                  208,236        204,858
     Leasehold improvements                                       1,062,582      1,051,723
     Theater and film equipment                                   1,696,972      1,673,132
                                                                -----------    -----------

                                                                  3,077,823      3,034,962
     Less accumulated depreciation                               (1,989,420)    (1,688,658)
                                                                -----------    -----------

                                                                  1,088,403      1,346,304
                                                                -----------    -----------

Other assets
     Film library, net of accumulated amortization of
        $940,193 and $869,930 for 2000 and 1999, respectively       152,577        222,840
     Investment in joint venture                                    360,725        411,663
     Receivables from officers                                         --            8,069
     Consulting agreement                                            18,207         28,611
     Deferred lease costs and other assets                           91,826        123,967
                                                                -----------    -----------

                                                                    623,335        795,150
                                                                -----------    -----------

                                                                $ 1,879,363    $ 2,487,447
                                                                ===========    ===========











See notes to consolidated financial statements.                                       F-3



CINEMA RIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued
DECEMBER 31, 2000 AND 1999





LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                       2000            1999
                                                                   -----------    -----------
Current liabilities
     Accounts payable and accrued expenses                         $   260,829    $   219,125
     Current portion of capital lease obligations                       48,854         40,381
     Current portion of note payable to lender                         732,327        133,077
     Current portion of note payable to bank                              --              416
                                                                   -----------    -----------

                  Total current liabilities                          1,042,000        392,999
                                                                   -----------    -----------

Long-term debt
     Obligations under capital lease, less current portion              38,727         84,660
     Note payable to lender, less current portion                         --          697,072
     Loan payable, officer                                             120,000        120,000
     Deferred rent                                                      63,254         84,061
                                                                   -----------    -----------

                                                                       221,981        985,793
                                                                   -----------    -----------

Commitments (Note 12)

Stockholders' equity
     Preferred stock, $.01 par value; 500,000 shares authorized;
        none issued                                                       --             --
     Common stock, $.08 par value; 20,000,000 shares authorized;
        789,823 shares issued and outstanding                           63,186         58,546
     Additional paid-in capital                                      9,224,569      9,212,209
     Accumulated deficit                                            (8,672,383)    (8,162,100)
                                                                   -----------    -----------

                                                                       615,372      1,108,655

                                                                   $ 1,879,363    $ 2,487,447
                                                                   ===========    ===========








See notes to consolidated financial statements.                                          F-4



CINEMA RIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999






                                                                  2000            1999
                                                               -----------    -----------
Revenues                                                       $ 2,760,309    $ 2,457,607

Direct costs of revenues                                         1,474,949      1,130,950

Selling and marketing expenses                                     247,588        147,792

General and administrative expenses                                978,529      1,031,120

Depreciation and amortization                                      381,788        502,529
                                                               -----------    -----------

Loss from operations                                              (322,545)      (354,784)

Other income (expense)
     Equity in net income (loss) of joint venture                   (6,715)        48,403
     Interest income                                                 3,399         11,953
     Interest expense                                             (184,422)      (200,893)
     Fair value of warrants issued to officer as commitment
        fee for line of credit                                        --          (64,620)
                                                               -----------    -----------

                                                                  (187,738)      (205,157)
                                                               -----------    -----------

Net loss                                                       $  (510,283)   $  (559,941)
                                                               ===========    ===========




Basic and diluted loss per common share                        $     (0.66)   $     (0.77)
                                                               ===========    ===========

Basic and diluted weighted average common shares outstanding       778,740        731,823
                                                               ===========    ===========








See notes to consolidated financial statements.                                      F-5



CINEMA RIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999




                                             Common stock              Additional                                          Total
                                     ---------------------------        paid-in         Treasury        Accumulated    stockholders'
                                        Shares         Amount           capital           stock           deficit         equity
                                     -----------     -----------      -----------      -----------      -----------     -----------
Balance,

December 31, 1998                        731,823     $    58,546      $ 9,175,780      $   (29,000)     $(7,602,159)     $1,603,167


Issuance of treasury
   stock to officer at
   market value                             --              --            (28,191)          29,000             --               809


Issuance of warrants
   to officer                               --              --             64,620             --               --            64,620

Net loss                                                                                      --           (559,941)       (559,941)
                                     -----------     -----------      -----------      -----------      -----------      -----------


Balance,
   December 31, 1999                     731,823          58,546        9,212,209             --         (8,162,100)      1,108,655


Common stock issued
   for services rendered                  58,000           4,640           12,360             --                             17,000


Net loss                                                                                      --           (510,283)       (510,283)
                                     -----------     -----------      -----------      -----------      -----------      -----------

Balance,
   December 31, 2000                     789,823     $    63,186      $ 9,224,569      $                $(8,672,383)     $  615,372
                                     ===========     ===========      ===========      ===========      ===========      ===========









See notes to consolidated financial statements.                                                                                  F-6



CINEMA RIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                2000            1999
                                                             ---------      ---------
Cash flows from operating activities
     Net loss                                                $(510,283)     $(559,941)
     Adjustments to reconcile net loss to cash used by
        operating activities
           Depreciation and amortization                       381,788        502,529
           Common stock issued to employees and outside
               consultants                                      17,000            809
           (Income) loss in equity of joint venture              6,715        (48,403)
           Amortization of consulting agreement                 10,404         10,405
           Amortization of deferred financing costs             12,418         12,418
           Warrants issued to officer                             --           64,620
           Interest income on loan to officer                     --           (3,438)
           Changes in operating assets and liabilities
               Inventories                                        --            8,666
               Prepaid expenses and other current assets       (31,987)        36,773
               Deposits                                          8,960          9,532
               Accounts payable and accrued expenses            41,704        (26,134)
               Deferred rent                                   (20,807)       (25,096
                                                             ---------      ---------
Net cash used by operating activities                          (84,088)       (17,260)
                                                             ---------      ---------
Cash flows from investing activities
     Dividends received from joint venture                      44,223        110,697
     Decrease in receivable from officer                         8,069         85,000
     Purchase of fixed assets                                  (42,861)      (122,535)
                                                             ---------      ---------
Net cash provided by investing activities                        9,431         73,162
                                                             ---------      ---------
Cash flows from financing activities
     Proceeds from loan payable to officer                        --          120,000
     Payments on notes payable                                 (98,238)       (73,722)
     Principal payments under capital lease obligations        (37,460)       (22,332)
                                                             ---------      ---------
Net cash provided by (used in) financing activities           (135,698)        23,946
                                                             ---------      ---------
Net increase (decrease) in cash and cash equivalents          (210,355)        79,848
Cash and cash equivalents, beginning of year                   320,189        240,341
                                                             ---------      ---------
Cash and cash equivalents, end of year                       $ 109,834      $ 320,189
                                                             =========      =========


Supplemental disclosures of cash flow information
     Cash paid for
        Interest                                             $ 165,635      $ 200,885
                                                             =========      =========
Non-cash financing and investing activities
     Common stock issued for services                        $  17,000      $    --
                                                             =========      =========
     Purchase of fixed assets by leasing                     $    --        $  65,384
                                                             =========      =========

See notes to consolidated financial statements.                                   F-7

CINEMA RIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999




1.    Basis of presentation - going concern

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2000. In addition, the Company did not make several monthly payments to its primary secured lender during the latter part of the year ended December 31, 2000 and the early part of the year ending December 31, 2001. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubts about the Company's ability to continue as a going concern. The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the March 1999 modified financing arrangements with the Company's secured lender, borrowings under the line of credit provided by the Company's Chief Executive Officer, and the opening of the New Jersey Facility, will generate improved cash flows, although there can be no assurances that such efforts will be successful. Furthermore, to the extent that the Company's Las Vegas Facility experiences a continuing decline in revenues, the Company's liquidity and ability to continue to conduct operations may be impaired.

          The Company will require additional capital to fund operating and debt service requirements, as well as to fund expansion plans and possible acquisitions, mergers, and joint ventures, including the amended joint venture agreement with Dave & Buster's, Inc. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

          From time to time the Company may also consider a wide range of other business opportunities, some of which may be unrelated to the Company's current business activities and could also require additional capital, and could result in a change in control of the Company.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999




2.    Summary of significant accounting policies and business activity

         Business activity

          Cinema Ride, Inc. (the "Parent") and Subsidiaries (the "Company") were incorporated in Delaware in April 1993. The Company is in the business of developing and operating rides consisting of motion simulator attractions ("attractions" or "rides") and filmed entertainment ("ride films") that combines projected three-dimensional ("3-D") action films, of approximately four minutes in duration, with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The Company opened its first attraction in Las Vegas, Nevada in October 1994. The Company's executive offices are located in Studio City, California.

          During 1995, the Company established a wholly-owned subsidiary, Cinema Ride Edmonton, Inc., a Canadian corporation that operates one motion simulator ride facility located at the West Edmonton Mall in Alberta, Canada. During the years ended December 31, 2000 and 1999, revenues and long-lived assets for Cinema Ride Edmonton, Inc. were $258,098 and $236,308 and $178,674 and $302,712, respectively.

          The Company opened a new facility in Elizabeth, New Jersey under the Cinema Ride Times Square, Inc. subsidiary on January 20, 2000. During the years ended December 31, 2000 and 1999, revenues and long-lived assets for the New Jersey location were $396,093 and -0- and $178,609 and $166,538, respectively

          All significant intercompany transactions and balances have been eliminated in consolidation.

      Concentration of credit risk

          The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. The Company exceeded the issuance limit at various times during the year.

      Property and equipment

          Property and equipment are stated at cost. Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets which range from five to ten years.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999


2.    Summary of significant accounting policies and business activity -
      Continued

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

          The carrying amount of long-term debt and capital lease obligations approximate fair value because the interest rates on these instruments approximate the rate the Company could borrow at December 31, 2000

          The fair value of receivables from officers cannot be determined due to their related party nature.

      Foreign currency translation

          Foreign currency denominated assets and liabilities of the subsidiary where the United States dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency was the U.S. dollar. The remeasurement of local currency into U.S. dollars creates translation adjustments which are included in income. The translation exchange losses in 2000 and 1999 were $979 and $1,746, respectively.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999




2.    Summary of significant accounting policies and business activity -
      Continued

      Stock-based compensation

          Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosures of net income as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

      Loss per share

          The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. Since the Company incurred losses in 2000 and 1999, basic and diluted per share amounts are the same.

          For the year ended December 31, 2000, potential common stock representing 197,118 outstanding stock options and 1,131,586 outstanding warrants are not included since their effect would be anti-dilutive. For the year ended December 31, 1999, potential common stock representing 197,118 outstanding stock options and 1,899,535 outstanding warrants are not included since their effect would be anti-dilutive.

      Statement of cash flows

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999





2.    Summary of significant accounting policies and business activity -
      Continued

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

         Reclassifications:

          Certain reclassifications of 1999 amounts have been made to conform with the 2000 presentation.

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

         Impairment of Long-Lived Assets

          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.

CINEMA RIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2000 AND 1999




3.    Receivables from officers and consulting agreement

          The Company is amortizing the balance of a consulting agreement with a former officer over the period of the consulting contract. The balance of the remaining unamortized consulting agreement at December 31, 2000 and 1999 are $18,207 and $28,611, respectively.


4.    Investment in joint venture

          On May 29, 1998, the Company entered into a three-year joint venture agreement with Dave & Buster's, Inc., to install the Company's 3-D motion simulation theater at Dave & Buster's, Inc. Atlanta facility. The Company was responsible for the transportation and installation of the theater. The Company incurred $95,924 in transportation and installation costs relating to this facility in addition to $367,683 in equipment costs. Dave and Buster's, Inc., was responsible for providing the space in its Atlanta facility and preparing the premises for installation. The venture agreement can be terminated earlier by either party if, among other things, certain sales and cash flow goals are not met. The installation was completed and operational on September 14, 1998. The Company accounts for its investment in the joint venture under the equity method of accounting whereby the Company recognizes its 50% share of the joint venture's net income or losses and, accordingly, the carrying value of investment in joint venture in the accompanying consolidated balance sheets is adjusted. The Company received dividends from the joint venture of $86,543 and $110,697 in 2000 and 1999, respectively.

         Summarized financial information for the joint venture is as follows:

                                                    Year ended December 31,
                                                ------------------------------
                                                    2000             1999
                                                ------------     -------------

            Sales                                $   234,674       $   218,024
            Net income                               148,780           171,664

                                                          December 31,
                                                 -----------------------------
                                                    2000             1999
                                                ------------     -------------

            Non-current assets                   $   360,725       $   450,085

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999




5.    Income taxes

          The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets as follows:

                                                   2000               1999
                                               ------------       ------------

            Net operating loss carryforward     $ 2,733,013       $ 2,581,105
            Less valuation allowance             (2,733,013)       (2,581,105)
                                                -----------       -----------

                                                $        -        $        -
                                                ===========       ===========

          The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets. As of December 31, 2000, for federal income tax purposes, the Company has approximately $7,244,000 in net operating loss carryforwards expiring through 2020. As of December 31, 2000, for State tax purposes, the Company has approximately $3,374,000 in net operating loss carryforwards expiring through 2010.


6.    Obligations under capital leases

          Minimum future lease payments under capital lease obligations for equipment are as follows:

            Year ended December 31,
                2001                                              $   57,497
                2002                                                  36,845
                2003                                                   2,075
                2004                                                   1,861
                Thereafter                                                 -
                                                                  -----------
                                                                      98,278
                Amount representing interest                         (10,697)
                                                                   ---------
                Present value of minimum lease payments            $  87,581
                                                                   =========

          At December  31, 2000,  equipment  included  assets under  capitalized
          lease  obligations  of  $208,236  less  accumulated   amortization  of
          $152,737.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999






7.    Note payable to bank

          On March 6, 1996, Cinema Ride Edmonton, Inc. obtained a $40,328 loan ($55,000 Canadian dollars) from a Canadian bank at Canadian prime plus two percent (total interest is 8.5% at December 31, 1999). The loan has a term of four years requiring monthly payments of approximately $1,027 ($1,400 Canadian dollars) and is guaranteed by the Parent. The lender has first security interest in the equipment and improvements located at the West Edmonton Facility. The loan also restricts transfer of funds to the Parent other than amounts in excess of cash flow. The loan may be prepaid at any time without any penalties. As of December 31, 2000 and 1999, $0 and $416, remained unpaid on this loan.


8.    Note payable to lender

          On December 31, 1996, the Company closed a financing agreement (the "Financing Agreement") with Finova Technology Finance, Inc. (the "Lender") structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, the Financing Agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was for $1,575,027 and the original terms specified a four-year term at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789 and to extend the maturity date from January 1, 2000 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at an annual rate of 16.75%. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1. The balance of the loan at December 31, 2000 and 1999 was $732,327 and $830,149, respectively. As of December 31, 2000, the Company was delinquent on its last three monthly payments and has classified this Note as current. Management is restructuring its agreement with the lender.


          Minimum future payments under note payable to lender cannot be determined because of the Company's delinquency and debt restructuring negotiations.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999




9.    Loan payable to officer

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


10.   Capital stock transactions

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


11.   Stock-based compensation plans

          At December 31, 2000, the Company had various stock-based compensation plans, which are described below.

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

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999






11.   Stock-based compensation plans - Continued

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

      Option Activity

          Options activity during the years ended December 31, 2000 and 1999 is as follows:

                                                                       Weighted
                                                                        average
                                                              Options    price
                                                              -------  ---------
            Balance outstanding, December 31, 2000 and 1999   197,188      0.40

            Options exercisable
                 December 31, 2000 and 1999                   160,063      0.42

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999


11.   Stock-based compensation plans - Continued

      Option Activity

          Information relating to stock options at December 31, 2000 summarized by exercise price are as follows:

                                        Outstanding                               Exercisable
                         -------------------------------------------     -------------------------------
                                             Weighted Average                                Weighted
                                                                                              Average
   Exercise Price                        Life            Exercise                            Exercise
     Per Share            Shares        (Years)            Price           Shares              Price
---------------------    ---------     ----------       ------------     -----------        ------------

       $0.43              132,688            5.3      $        0.43         122,506       $        0.43
       $0.39               37,000            6.3      $        0.39          30,890       $        0.39
       $0.38                2,500            9.5               0.38             417                0.38
       $0.25               25,000            4.0      $        0.25           6,250       $        0.25
                         ---------     ----------       ------------     -----------        ------------

   $0.25 - $0.43          197,188            5.4      $        0.40         160,063       $        0.42
=====================    =========     ==========       ============     ===========        ============

          In addition to the above, the Company issued 325,000 warrants in 2000 to its Chief Executive Officer, of which 300,000 of the warrants vest equally over a three year period. The 25,000 warrants were vested 100% in 2000. For purposes of pro forma disclosure below, the compensation cost of these warrants will be recognized over the vesting period.

          All stock options and warrants issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2000 and 1999 would have been adjusted to the pro forma amounts presented below:

                                                      December 31,
                                            ---------------------------------
                                                2000              1999
                                            --------------    --------------

     Net loss
         As reported                          $ (510,283)         $ (559,941)
         Pro forma                              (522,033)           (582,818)

     Loss per share
         As reported                            $  (0.66)         $    (0.77)
         Pro forma                              $  (0.67)         $    (0.80)
                                            ==============    ================

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing with the following weighted average assumptions for 2000 and 1999, expected life of 3 and 10 years: expected volatility of 208% and 665%, risk-free interest rates of 6.1% and 6.5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2000 and 1999 approximated $.47 and $0.38 per option, respectively.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999





12.   Commitments

          The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company leases retail space for its attractions in Las Vegas, Nevada, Edmonton, Canada and Elizabeth, New Jersey.

          An amendment of the Las Vegas Facility lease gave the Company a rent reduction not to exceed $150,000. The rent reduction was deducted from the monthly rent payment until the Company had recorded $150,000 as deferred rent and the rent is being recorded on a straight-line basis through the expiration of lease which is July 2004. Deferred rent at December 31, 2000 and 1999 was $63,253 and $84,061, which also includes deferred rent on the corporate office lease.

          Minimum future rental payments for each of the next five years and thereafter is as follows:

            Year ending December 31,
                      2001                                      $  419,033
                      2002                                         420,251
                      2003                                         426,859
                      2004                                         338,567
                      Thereafter                                   166,313
                                                               -----------
                                                                $1,771,023
                                                               ===========
          In addition, some leases require the payment of additional rent if sales exceed a certain level.

          Effective September 1, 2000, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8%, and annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000. The agreement also approves the granting of additional performance options based on various occurrences such as the opening of new locations, obtaining additional funds, and attaining and maintaining certain market price for the Company's common stock.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999





12.   Commitments - Continued

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