Form 10QSB
period 2001-03-31
CINEMA RIDE INC
filed 2001-05-21
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, the Company had 789,823 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000

              Consolidated Statements of Operations (Unaudited) -
              Three Months Ended March 31, 2001 and 2000

              Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2001 and 2000

              Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2001 and 2000

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation


PART II.  OTHER INFORMATION


     Item 2.  Changes in Securities and Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                       Cinema Ride, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                   March 31,       December 31,
                                                     2001             2000
                                                  -----------      ------------
                                                  (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                        $   106,934      $   109,834
  Prepaid expenses and other
    current assets                                      32,858           57,791
                                                   -----------      -----------
Total current assets                                   139,792          167,625
                                                   -----------      -----------

Property and equipment:
  Equipment and furniture                              111,180          110,033
  Equipment under capital lease                        208,236          208,236
  Lease improvements                                 1,061,682        1,062,582
  Theater and film equipment                         1,696,972        1,696,972
                                                   -----------      -----------
                                                     3,078,070        3,077,823

  Accumulated depreciation                          (2,054,237)      (1,989,420)
                                                   -----------      -----------
                                                     1,023,833        1,088,403
                                                   -----------      -----------

Other assets:
  Film library, net of accumulated
    amortization of $957,759 and
    $940,193 at March 31, 2001 and
    December 31, 2000, respectively                    135,011          152,577
  Investment in joint venture                          358,013          360,725
  Consulting agreement                                  15,607           18,207
  Deferred lease costs and other
    assets                                              86,031           91,826
                                                   -----------      -----------
                                                       594,662          623,335
                                                   -----------      -----------
Total assets                                       $ 1,758,287      $ 1,879,363
                                                   ===========      ===========


                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                                  March 31,       December 31,
                                                     2001             2000
                                                 -----------      -----------
                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    expenses                                     $   316,535      $   229,948
  Accrued interest payable (Note 2)                   50,976           30,881
  Current portion of capital
    lease obligations                                 56,907           48,854
  Current portion of note payable
    to lender (Note 2)                               720,691          732,327
                                                 -----------      -----------
Total current liabilities                          1,145,109        1,042,010
                                                 -----------      -----------

Non-current liabilities:
  Obligations under capital lease,
    less current portion                              19,087           38,727
  Deferred rent                                       58,840           63,254
  Loan payable to officer                            120,000          120,000
                                                 -----------      -----------
                                                     197,927          221,981
                                                 -----------      -----------
Total liabilities                                  1,343,036        1,263,991
                                                 -----------      -----------

Stockholders' equity (Note 3):
  Preferred stock, $0.01 par value -
    Authorized - 500,000 shares
    Issued - None
  Common stock,  $0.08 par value -
    Authorized - 20,000,000 shares
    Issued and Outstanding -
    789,823 shares at March 31,
    2001 and December 31, 2000                        63,186           63,186
  Additional paid-in capital                       9,224,569        9,224,569
  Accumulated deficit                             (8,872,504)      (8,672,383)
                                                 -----------      -----------
Total stockholders' equity                           415,251          615,372
                                                 -----------      -----------
Total liabilities and
  stockholders' equity                           $ 1,758,287      $ 1,879,363
                                                 ===========      ===========



          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       2001             2000
                                                     ---------        ---------

Revenues                                             $ 524,395        $ 658,485

Direct costs of revenues                               360,401          330,153

Selling and marketing expenses                          44,471          107,043

General and administrative expenses                    192,843          206,335

Start-up costs (Note 4)                                                  74,421

Depreciation and amortization                           85,073           96,420
                                                     ---------        ---------
Loss from operations                                  (158,393)        (155,887)

Other income (expense):
  Equity in net income of
    joint venture                                        7,715            8,161
  Interest income                                          385            1,336
  Interest expense                                     (49,828)         (46,414)
                                                     ---------        ---------
Net loss                                             $(200,121)       $(192,804)
                                                     =========        =========

Basic and diluted net loss per
  common share (Note 1)                              $   (0.25)       $   (0.25)
                                                     =========        =========

Weighted average common
  shares outstanding -
  basic and diluted                                    789,823          775,823
                                                     =========        =========










          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                      2001             2000
                                                    ---------       ----------

Cash flows from operating activities:
  Net loss                                          $(200,121)      $(192,804)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                      85,073          96,420
    Common stock issued for services                                   12,000
    Equity in net income of joint
      venture                                          (7,715)         (8,161)
    Amortization of consulting
      agreement                                         2,600           2,601
    Amortization of deferred
      financing costs                                   3,105           3,105
    Changes in operating assets and
      liabilities:
      (Increase) decrease in:
        Prepaid expenses and other
          current assets                               24,933         (14,522)
        Deposits                                                        3,000
      Increase (decrease) in:
        Accounts payable and
          accrued expenses                             86,587         (31,826)
        Accrued interest payable                       20,095
        Deferred rent                                  (4,414)         (5,991)
                                                    ---------       ---------
Net cash provided by (used in)
  operating activities                                 10,143        (136,178)
                                                    ---------       ---------






                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                           Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        2001             2000
                                                      ---------       ---------

Cash flows from investing activities:
  Purchase of property and equipment                  $    (247)      $ (21,745)
  Dividends received from joint
    venture                                              10,427          21,108
  Decrease in receivable from officer                                     3,600
                                                      ---------       ---------
Net cash provided by investing
  activities                                             10,180           2,963
                                                      ---------       ---------

Cash flows from financing activities:
  Payments on notes payable                             (11,636)        (31,686)
  Principal payments on capital
    lease obligations                                   (11,587)         (5,456)
                                                      ---------       ---------
Net cash used in financing
  activities                                            (23,223)        (37,142)
                                                      ---------       ---------

Cash and cash equivalents:
  Net decrease                                           (2,900)       (170,357)
  At beginning of period                                109,834         320,189
                                                      ---------       ---------
  At end of period                                    $ 106,934       $ 149,832
                                                      =========       =========








          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2001 and 2000


1.  Organization and Basis of Presentation

Basis of  Presentation  - The  consolidated  financial  statements  include  the operations of Cinema Ride, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The Company's investment in joint venture is accounted for under the equity method of accounting, whereby the Company recognizes its share of the joint venture's net income or loss and accordingly, the carrying value of the Company's investment in joint venture in the consolidated balance sheets is adjusted.

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

Comments - The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a substantial working capital deficit at March 31, 2001 and December 31, 2000. In addition, the Company was in default of its payment obligation to its primary secured lender at March 31, 2001 and December 31, 2000. Furthermore, the Company's Las Vegas Facility continues to experience a decline in revenues, which has impaired the Company's liquidity and cash flows. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures, including the amended joint venture agreement with Dave & Buster's, Inc. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

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

Earnings Per Share - Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of March 31, 2001, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 997,188 shares and 1,935,535 shares of common stock, respectively.


2.  Note Payable to Lender

As a result of reduced cash flows from operations, the Company did not make most of the required monthly payments to its lender under a secured financing agreement during the three months ended December 31, 2000 and March 31, 2001. The Company has been engaged in ongoing discussions with the lender, as a result of which the Company has reached an agreement in principle to restructure the financing agreement, subject to the preparation of definitive documents and other normal contingencies. In conjunction with such discussions, the lender has confirmed to the Company that it has no immediate plans to declare the financing agreement in default or to accelerate all of the amounts due and owing thereunder. Although the Company believes that the proposed restructuring will be successfully concluded, there can be no assurances that the Company will be successful in this regard.

On December 31, 1996, the Company entered into the secured financing agreement with the lender that was structured as a sale-leaseback transaction of certain equipment owned by the Company. The financing agreement requires the Company to repurchase the equipment at the end of the lease term for $1.00. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount of $1,575,027 was repayable over a period of four years at $40,903 per month with a balloon payment of $157,503, with interest at 16.75% per annum. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment or interest rate. The balance of the loan was $720,691 and $732,327 at March 31, 2001 and December 31, 2000, respectively. Accrued interest payable with respect to this loan was $50,976 and $30,881 at March 31, 2001 and December 31, 2000, respectively. As a result of the Company's failure to make the required payments to the lender when due, the Company has classified the entire obligation to the lender as a current liability in the consolidated financial statements at March 31, 2001 and December 31, 2000.

3.  Stockholders' Equity

During January 2000, the Company issued 48,000 shares of common stock to certain of its non-officer employees and consultants as a bonus, which were recorded at fair market value on the date of issuance of $0.25 per share. Accordingly, for the three months ended March 31, 2000, the Company recognized compensation expense of $12,000, which is included in general and administrative expenses in the statement of operations.

During January 2000, as a result of the opening of the Company's new ride facility in Elizabeth, New Jersey, the Company was obligated to grant its Chief Executive Officer a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable for a period of five years at $0.25 per share, which was the fair market value at the date of grant. The Chief Executive Officer was granted this stock option pursuant to the terms of his employment agreement with the Company, which provides for the granting of stock options based on various occurrences, including the opening of new ride facilities.

During March 2001, the Company granted its Chief Executive Officer an option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 2006. The stock option is exercisable at prices ranging from $0.38 per share to $2.00 per share, which were not less than fair market value of the Company's common stock on the grant date. The stock option vests based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which had been reached as of March 31, 2001. In accordance with accounting for such stock options utilizing the intrinsic value method, no related compensation expense was recorded in the Company's financial statements.


4.  Start-up Costs

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company is in the business of developing and operating rides consisting of 3-D motion simulator attractions and filmed entertainment that combines projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The Company's ride facilities are located in Las Vegas, Nevada; Edmonton, Alberta, Canada; Atlanta, Georgia; and Elizabeth, New Jersey

Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The degree of this seasonality varies among attractions, depending on the nature of tourist and local traffic patterns at a given location as well as the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities will be the highest during June through August (the height of the tourist season) and lowest during January and February. As a result, the Company's results of operations at its facilities will depend upon revenues generated from the peak tourist periods and any significant decrease in revenues in such periods could have a material adverse effect upon the Company's results of operations.

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a substantial working capital deficit at March 31, 2001 and December 31, 2000. In addition, the Company was in default of its payment obligation to its primary secured lender at March 31, 2001 and December 31, 2000. Furthermore, the Company's Las Vegas Facility continues to experience a decline in revenues, which has impaired the Company's liquidity and cash flows. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures, including the amended joint venture agreement with Dave & Buster's, Inc. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

From time to time the Company may also consider a wide range of other business opportunities, some of which may be unrelated to the Company's current business activities and could also require additional capital, and could result in a change in control of the Company.

Results of Operations:

Three Months Ended March 31, 2001 and 2000 -

Revenues  decreased  by $134,090  or 20.4% to $524,395 in 2001 from  $658,485 in
2000. The decrease in revenues was attributable to a decrease in revenues at the Las Vegas facility, which began during August 2000 as a result of the temporary shut-down of the fountain show at the Caesar's Hotel and Casino Shopping Mall, as well as additional competition from the opening of new shopping malls in Las Vegas. The Company believes that a general slow-down in the economy has also contributed to the decline in revenues at the Las Vegas Facility. The Company is currently unable to predict the extent and duration of this decrease in revenues at the Las Vegas Facility.

Direct costs of revenues increased by $30,248 or 9.2% to $360,401 in 2001 from $330,153 in 2000. Direct costs of revenues were 68.7% of revenues in 2001 as compared to 50.1% of revenues in 2000.

Selling and marketing expenses decreased by $62,572 or 58.5% to $44,471 in 2001 from $107,043 in 2000, primarily as a result of a reduction in certain promotional programs.

General and administrative expenses decreased by $13,492 or 6.5% to $192,843 in 2001 from $206,335 in 2000, as a result of the Company's continuing efforts to reduce costs.

Start-up costs with respect to the opening of the New Jersey Facility were $74,421 for the three months ended March 31, 2000.

Depreciation and amortization decreased by $11,347 or 11.8% to $85,073 in 2001 from $96,420 in 2000.

Interest expense increased by $3,414 or 7.4% to $49,828 in 2001 from $46,414 in 2000.

Equity in net income of joint venture decreased by $446, to net income of $7,715 in 2001 from net income of $8,161 in 2000.

Net loss was $200,121 for the three months ended March 31, 2001, as compared to net loss of $192,804 for the three months ended March 31, 2000.

Liquidity and Capital Resources - March 31, 2001:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties and capital leases to provide the resources necessary to develop its facilities and ride films and to operate its business.

Operating Activities. The Company's operations generated cash of $10,143 during the three months ended March 31, 2001, as compared to utilizing cash of $126,178 during the three months ended March 31, 2000. The improvement in operating cash flow in 2001 as compared to 2000 was primarily a result of an increase in accounts payable and accrued expenses.

At March 31, 2001, cash and cash equivalents had decreased by $2,900, to $106,934, as compared to $109,834 at December 31, 2000. As a result, the Company had a working capital deficit of $1,005,317 at March 31, 2001, as compared to a working capital deficit of $874,385 at December 31, 2000, resulting in current ratios of .12:1 and .16:1 at March 31, 2001 and December 31, 2000, respectively. As a result of the Company's failure to make the required monthly payments to its secured lender, the Company classified the entire balance of note payable to lender as a current liability at March 31, 2001 and December 31, 2000.

Investing Activities. Net cash provided by investing activities was $10,180 for the three months ended March 31, 2001, primarily as a result of dividends of $10,427 received from the Company's joint venture with Dave & Buster's, Inc. Net cash provided by investing activities was $2,963 for the three months ended March 31, 2000, primarily as a result of $21,108 of dividends received from the Company's joint venture with Dave & Buster's, Inc., offset by the purchase of property and equipment of $21,745.

Financing Activities. Net cash used in financing activities was $23,223 and $37,142 for the three months ended March 31, 2001 and 2000, respectively, as a result of payments on notes payable and capital lease obligations.

As a result of reduced cash flows from operations, the Company did not make most of the required monthly payments to its lender under a secured financing agreement during the three months ended December 31, 2000 and March 31, 2001. The Company has been engaged in ongoing discussions with the lender, as a result of which the Company has reached an agreement in principle to restructure the financing agreement, subject to the preparation of definitive documents and other normal contingencies. In conjunction with such discussions, the lender has confirmed to the Company that it has no immediate plans to declare the financing agreement in default or to accelerate all of the amounts due and owing thereunder. Although the Company believes that the proposed restructuring will be successfully concluded, there can be no assurances that the Company will be successful in this regard.

On December 31, 1996, the Company entered into the secured financing agreement with the lender that was structured as a sale-leaseback transaction of certain equipment owned by the Company. The financing agreement requires the Company to repurchase the equipment at the end of the lease term for $1.00. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount of $1,575,027 was repayable over a period of four years at $40,903 per month with a balloon payment of $157,503, with interest at 16.75% per annum. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment or interest rate. The balance of the loan was $720,691 and $732,327 at March 31, 2001 and December 31, 2000, respectively. Accrued interest payable with respect to this loan was $50,976 and $30,881 at March 31, 2001 and December 31, 2000, respectively. As a result of the Company's failure to make the required payments to the lender when due, the Company has classified the entire obligation to the lender as a current liability in the consolidated financial statements at March 31, 2001 and December 31, 2000.


Joint Venture Commitment:

During May 2000, the Company entered into an agreement with Dave & Buster's, Inc. to amend and update its existing joint venture agreement to include the installation of five additional ride facilities in new or existing Dave & Buster's, Inc. locations. The Company will be responsible for the installation of its newly-designed twenty seat open pod simulator systems. The Company will also be responsible for providing all of the hardware and software required to operate the ride facility. The Company will require additional capital in order to be able to fund its obligations under the amended joint venture agreement. However, there can be no assurances that the Company will be successful in raising the additional capital required.

New Accounting Pronouncement:

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have any impact on the Company's financial statement presentation or disclosures.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During March 2001, the Company granted its Chief Executive Officer an option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 2006. The stock option is exercisable at prices ranging from $0.38 per share to $2.00 per share, which were not less than fair market value of the Company's common stock on the grant date. The stock option vests based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which had been reached as of March 31, 2001.

The stock option was issued based on an exemption from registration  pursuant to
Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  None

(b)      Reports on Form 8-K:

          Three Months Ended March 31, 2001 -

          1. February 6, 2001 - The Company reported the engagement of Hollander, Lumer & Co. LLP as the Company's new independent accountants to replace BDO Seidman, LLP.

          2. March 29, 2001 - The Company reported that Good Swartz Brown & Berns LLP, as the successor entity to Hollander, Lumer & Co. LLP, became the Company's new independent accountants.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  May 18, 2001               By:  __________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer,
                                       President, Chief Financial
                                       Officer and Chairman of
                                       the Board of Directors
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)