Form 10QSB
period 2001-06-30
CINEMA RIDE INC
filed 2001-08-14
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2001

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

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report.)


Check  whether the issuer (1) filed all reports required  to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject  to  such  filing  requirements  for the past 90 days.
                                Yes [X]  No [ ]

As of June 30, 2001, the Company had 1,945,900 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                 CINEMA RIDE, INC. AND SUBSIDIARIES

                                  INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 2001 (Unaudited) and December 31,2000

         Consolidated Statements of Operations  (Unaudited)  -
         Three Months and Six Months Ended June 30, 2001 and 2000

         Consolidated Statements of Cash Flows (Unaudited) -
         Six  Months  Ended June 30, 2001 and 2000

         Notes to Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2001 and 2000

     Item 2.  Management's Discussion and Analysis or Plan of
         Operation


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                 Cinema Ride, Inc. and Subsidiaries
                     Consolidated Balance Sheets

                                      June 30,       December 31,
                                        2001             2000
                                     -----------     ------------
                                     (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents        $    84,231      $   109,834
   Prepaid expenses and other
     current assets                      52,350           57,791
                                      ---------        ---------
Total current assets                    136,581          167,625
                                      ---------        ---------

Property and equipment:
  Equipment and furniture               111,180          110,033
  Equipment under capital lease         208,236          208,236
  Lease improvements                  1,061,682        1,062,582
  Theater and film equipment          1,696,972        1,696,972
                                      ---------        ---------
                                      3,078,070        3,077,823

Less:   accumulated depreciation     (2,119,160)      (1,989,420)
                                      ---------        ---------
                                        958,910        1,088,403
                                      ---------        ---------

Other assets:
  Film library, net of accumulated
    amortization of $975,323 and
    $940,193 at June 30, 2001 and
    December 31, 2000, respectively     117,448          152,577
  Investment in joint venture           343,714          360,725
  Consulting agreement                   13,005           18,207
  Deferred lease costs and other
    assets (Note 2)                     127,486           91,826
                                      ---------        ---------
                                        601,653          623,335
                                      ---------        ---------
Total assets                         $1,697,144       $1,879,363
                                      =========        =========


                               (continued)

                  Cinema Ride, Inc. and Subsidiaries
                Consolidated Balance Sheets (continued)

                                      June 30,       December 31,
                                        2001             2000
                                     -----------     ------------
                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued
  expenses                           $  313,430       $  229,948
Accrued interest payable (Note 2)          -              30,881
Current portion of capital
  lease obligations                      50,929           48,854
Current portion of note payable
  to lender (Note 2)                    770,613          732,327
                                      ---------        ---------
Total current liabilities             1,134,972        1,042,010
                                      ---------        ---------

Non-current liabilities:
  Obligations under capital lease,
    less current portion                 13,181           38,727
  Deferred rent                          54,427           63,254
  Loan payable to officer (Note 4)         -             120,000
                                      ---------        ---------
                                         67,608          221,981
                                      ---------        ---------
Total liabilities                     1,202,580        1,263,991
                                      ---------        ---------

Commitments and contingencies (Note 3)

Stockholders' equity (Note 4):
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None
Common stock, $0.08 par value -
  Authorized - 20,000,000 shares
  Issued and Outstanding -
  1,945,900 shares and 789,823
  shares at June 30, 2001 and
  December 31, 2000, respectively       155,672          63,186
Additional paid-in capital            9,323,798       9,224,569
Accumulated deficit                  (8,984,906)     (8,672,383)
                                      ---------       ---------
Total stockholders' equity              494,564         615,372
                                      ---------       ---------
Total liabilities and
  stockholders' equity               $1,697,144      $1,879,363
                                      =========       =========


        See accompanying notes to consolidated financial statements.

                    Cinema Ride, Inc. and Subsidiaries
            Consolidated Statements of Operations (Unaudited)


                                       Three Months Ended June 30,
                                       ---------------------------
                                        2001              2000
                                       ---------         ---------
Revenues                              $ 600,932         $ 766,192

Direct costs of revenues (Note 3)       278,795           348,372

Selling and marketing expenses           38,367            91,387

General and administrative expenses     306,924           248,562

Depreciation and amortization            85,177            97,684
                                        -------           -------
Loss from operations                   (108,331)          (19,813)

Other income (expense):
  Equity in net income (loss)
    of joint venture                      3,350            (2,328)
  Interest income                           213               764
  Interest expense                       (7,634)          (44,763)
                                        -------           -------
Net loss                              $(112,402)        $ (66,140)
                                        =======           =======

Net loss per common share -
  basic and diluted (Note 1)             $(0.10)           $(0.08)
                                           ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                   1,175,182           779,823
                                      =========           =======




        See accompanying notes to consolidated financial statements.

                    Cinema Ride, Inc. and Subsidiaries
             Consolidated Statements of Operations (Unaudited)

                                      Six Months Ended June 30,
                                      -------------------------
                                         2001            2000
                                      ---------       ---------
Revenues                             $1,158,123      $1,424,677

Direct costs of revenues (Note 3)       639,196         678,525

Selling and marketing expenses           82,838         198,430

General and administrative expenses     532,563         454,897

Start-up costs (Note 5)                    -             74,421

Depreciation and amortization           170,250         194,104
                                      ---------       ---------
Loss from operations                   (266,724)       (175,700)

Other income (expense):
  Equity in net income of
    joint venture                        11,065           5,833
  Interest income                           598           2,100
  Interest expense                      (57,462)        (91,177)
                                      ---------       ---------
Net loss                             $ (312,523)     $ (258,944)
                                      =========       =========

Net loss per common share -
  basic and diluted (Note 1)             $(0.32)         $(0.33)
                                           ====            ====

Weighted average common
  shares outstanding -
  basic and diluted                     982,502         775,823
                                        =======         =======



        See accompanying notes to consolidated financial statements.

                    Cinema Ride, Inc. and Subsidiaries
             Consolidated Statements of Cash Flows (Unaudited)


                                      Six Months Ended June 30,
                                      -------------------------
                                         2001            2000
                                      ---------       ---------

Cash flows from operating activities:
Net loss                              $(312,523)      $(258,944)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization         170,250         194,104
  Common stock issued for services       24,465          12,000
  Settlement of obligation to
    landlord                            (70,580)           -
  Equity in net income of joint
    venture                             (11,065)         (5,833)
  Amortization of consulting
    agreement                             5,202           5,202
  Amortization of deferred
    financing costs                       6,209           6,210
  Changes in operating assets and
    liabilities:
    (Increase) decrease in:
      Prepaid expenses and other
        current assets                    5,441         (21,222)
      Deposits                             -              3,000
    Increase (decrease) in:
      Accounts payable and
        accrued expenses                173,264         (26,359)
      Deferred rent                      (8,827)        (11,982)
                                        -------         -------
Net cash used in operating
  activities                            (18,164)       (103,824)
                                        -------         -------


                                (continued)

                   Cinema Ride, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Unaudited) (continued)


                                      Six Months Ended June 30,
                                      -------------------------
                                         2001             2000
                                      ---------       ---------

Cash flows from investing activities:
  Purchase of property and equipment  $    (247)      $ (41,766)
  Dividends received from joint
    venture                              28,076          31,807
  Decrease in receivable from officer      -              7,199
                                        -------         -------
Net cash provided by (used in)
  investing activities                   27,829          (2,760)
                                        -------         -------

Cash flows from financing activities:
  Payments on notes payable              11,797)        (64,275)
  Principal payments on capital
    lease obligations                   (23,471)        (15,916)
                                        -------         -------
Net cash used in financing
  activities                            (35,268)        (80,191)
                                        -------         -------

Cash and cash equivalents:
  Net decrease                          (25,603)       (186,775)
  At beginning of period                109,834         320,189
                                        -------         -------
  At end of period                    $  84,231       $ 133,414
                                        =======         =======



       See accompanying notes to consolidated financial statements.

                   Cinema Ride, Inc. and Subsidiaries
          Notes to Consolidated Financial Statements (Unaudited)
        Three Months and Six Months Ended June 30, 2001 and 2000


1.  Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of Cinema Ride, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The Company's investment in joint venture is accounted for under the equity method of accounting, whereby the Company recognizes its share of the joint venture's net income or loss. As a result, the carrying value of the Company's investment in joint venture in the consolidated balance sheets is adjusted accordingly.

Business - The Company is in the business of developing and operating rides consisting of 3-D motion simulator attractions and filmed entertainment that combines projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The technology employed by the Company in its ride facilities includes Patent No. 5,857,917 granted to the Company on January 12, 1999 by the United States Patent and Trademark Office for 3-D video projected motion simulator rides. The Company's ride facilities are located in Las Vegas, Nevada; Edmonton, Alberta, Canada; Atlanta, Georgia; and Elizabeth, New Jersey.

Comments - The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2001, the results of operations for the three months and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain amounts have been reclassified in 2000 to conform with the presentation in 2001.

Reverse Stock Split - All common share and per share amounts presented herein reflect the one-for-eight reverse split of the outstanding shares of common stock effective May 29, 1998.

Going Concern - The  consolidated  financial  statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a substantial working capital deficit at June 30, 2001 and December 31, 2000. In addition, on June 25, 2001, the Company restructured its payment obligation to its primary secured lender, which requires the Company to make a balloon payment of $631,787 on March 1, 2002, although the lender has agreed to enter into negotiations with the Company to refinance the balloon payment. Furthermore, the Company's Las Vegas facility continues to experience a decline in revenues, which has impaired the Company's liquidity and cash flows. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures. The Company has been exploring various alternatives to raise this required capital and is currently in negotiations with one capital source, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

From time to time the Company may also consider a wide range of other business opportunities. Some of these business opportunities may be unrelated to the Company's current business activities, could require additional capital, and could result in a change in control of the Company.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted loss per common share are the same for all periods presented. As of June 30, 2001, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 1,237,188 shares and 1,062,458 shares of common stock, respectively.

Stock-Based Compensation - The Company periodically issues common stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered and to be rendered, and as financing costs.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

With respect to shares of common stock issues for services rendered or to be rendered, or for financing costs, such shares are valued based on the fair market price on the transaction date, adjusted for factors such as trading restrictions, registration rights, trading volume and market liquidity, which generally results in a reduction ranging from 25% to 33% to the fair market price at the transaction date.


2.  Note Payable to Lender

Effective June 25, 2001, the Company completed a Second Modification Agreement and Waiver of Defaults with its primary secured lender (the "Second Modification Agreement"). The Second Modification Agreement
provides for (1) the waiver of all prior payment defaults; (2) the reduction of the monthly payment from $21,789 to $10,674, which represents interest only payments at 16.75% per annum; (3) the increase in the principal balance due the lender of accrued interest payable of $50,083;
(4) the acceleration of the due date of the loan from January 1, 2004 to March 1, 2002; (5) the repricing of a common stock purchase warrant previously issued to the lender to purchase 12,500 shares of common stock exercisable through December 31, 2003, which reduced the exercise price from $16.00 per share to $1.00 per share; (6) the issuance of common stock purchase warrants to the lender to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011; (7) the revision of the lender's Warrant Holder Rights Agreement to eliminate demand registration rights; and (8) the agreement by the lender to enter into negotiations with the Company with respect to the refinancing of the balloon payment at or around the time of the due date, provided that no events of default have occurred There can be no ssurances that the Company will be able to refinance the debt to the lender when it becomes due and payable on March 1, 2002.

The Company has calculated the fair value of the warrants to purchase an aggregate of 50,000 shares of common stock and the repricing of the warrant to purchase 12,500 shares of common stock pursuant to the Black-Scholes option pricing model. The aggregate fair value of $47,250 was recorded as deferred financing costs at June 30, 2001, and is being amortized to financing expense through March 1, 2002. In addition, commencing July 1, 2001, prior deferred financing costs at June 30, 2001 are being amortized to financing expense through the accelerated due date of the loan of March 1, 2002.

The balance of the loan was $770,613 at June 30, 2001, which included $50,083 of accrued interest payable that was added to the loan balance pursuant to the Second Modification Agreement. The balance of the loan was $732,327 at December 31, 2000, and accrued interest payable at that date was $30,881. As a result of the March 1, 2002 due date of the loan, the Company has classified the entire obligation to the lender as a current liability in the consolidated financial statements at June 30, 2001. The Company classified the entire obligation to the lender as a current liability in the December 31, 2000 consolidated financial statements as a result of the loan having been in default at that date.

3.  Lease Restructuring

On June 13, 2001, the Company's wholly-owned subsidiary entered into a Lease Modification Agreement with the landlord for the Company's Elizabeth, New Jersey ride facility (the "Lease Modification Agreement"). The original lease agreement was dated November 1, 1999. The Lease Modification Agreement provides for (1) a reduction in the base monthly rent from $8,575 to $4,388; (2) a decrease in the annual gross sales utilized to calculate the additional rent due the landlord (based on a percentage factor of 10%) from $1,029,000 to $526,575; (3) a payment to the landlord by the Company of $50,000 in full satisfaction of all construction charges and rent for the period from October 1, 2000 through May 31, 2001; (4) forgiveness of $70,580 of accrued rent payable by the Company to the landlord; and (5) deletion of a provision in the original lease agreement that allowed the Company to terminate the lease if a movie theater had not opened in the shopping mall in which the Company's ride facility is located by a certain date.

The Company believes that the failure by the landlord to arrange for the timely opening of a movie theater in the shopping mall in which the
Company's  ride  facility  is  located  has  negatively  impacted operating results at this location. Accordingly, the Company has recorded the forgiveness of accrued rent payable of $70,580 as a reduction to direct costs of revenues for the three months and six months ended June 30, 2001, since it was reimbursement by the landlord for damages that the Company has sustained, and since rent payments were originally included in direct costs of revenues.


4.  Stockholders' Equity

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

On March 13, 2001, the Company granted its Chief Executive Officer an option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option is exercisable at prices ranging from $0.38 per share to $2.00 per share, which were not less than fair market value of the Company's common stock on the grant date. The stock option vests based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which had been reached as of June 30, 2001. In accordance with accounting for such stock options utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

On June 5, 2001, the Company granted stock options to two employees to purchase an aggregate of 240,000 shares of common stock, including an option for 150,000 shares of common stock to the Company's Vice President of Operations, exercisable through June 5, 2006 at $.15 per share, which was equal to fair market value on the date of grant. The options vest in equal annual installments on June 5, 2001, 2002 and 2003. In accordance with accounting for such stock options utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

On June 5, 2001, the Company's Chief Executive Officer exercised a portion of a previously issued warrant for 1,538,461 shares of common stock exercisable at $0.13 per share through February 2, 2002. The Chief Executive Officer exercised warrants for 923,077 shares of common stock and paid the exercise consideration by canceling his $120,000 loan to the Company. The unexercised portion of the warrant for 615,384 shares of common stock was extended for an additional two years, and cashless exercise provisions were added. The exercise price of the warrant and the fair market value of the Company's common stock on the extension date were approximately equal. Accordingly, in accordance with accounting for such warrants utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

During June 2001, the Company issued to various employees an aggregate of 133,000 shares of common stock as a bonus, including 20,000 shares of common stock to the Company's Vice President of Operations. The aggregate fair market value of $13,965 was charged to operations during the three months and six months ended June 30, 2001.

During June 2001, the Company issued to each of its two non-employee directors 50,000 shares of common stock as a bonus. The aggregate fair market value of $10,500 was charged to operations during the three months and six months ended June 30, 2001.

In conjunction with the restructuring of the Company's obligations to its primary secured lender on June 25, 2001, the Company repriced previously issued warrants to purchase 12,500 shares of common stock through December 31, 2003 from $16.00 per share to $1.00 per share, and issued new warrants to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011, as described at Note 3.

5.  Start-Up Costs

The Company began development of the New Jersey facility during late 1999. The New Jersey facility was completed and began operations in January 2000. In connection with the establishment of the New Jersey facility, the Company incurred start-up costs of $74,421 during the six months ended June 30, 2001, which were charged to operations as incurred.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 contains "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a substantial working capital deficit at June 30, 2001 and December 31, 2000. In addition, on June 25, 2001, the Company restructured its payment obligation to its primary secured lender, which requires the Company to make a balloon payment of $631,787 on March 1, 2002, although the lender has agreed to enter into negotiations with the Company to refinance the balloon payment. Furthermore, the Company's Las Vegas facility continues to experience a decline in revenues, which has impaired the Company's liquidity and cash flows. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements, as well as to fund expansion plans and possible acquisitions, mergers and joint ventures. The Company has been exploring various alternatives to raise this required capital and is currently in negotiations with one capital source, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

From time to time the Company may also consider a wide range of other business opportunities. Some of these business opportunities may be unrelated to the Company's current business activities, could require additional capital, and could result in a change in control of the Company.

Results of Operations:

Three Months Ended June 30, 2001 and 2000 -

Revenues. Revenues decreased by $165,260 or 21.6% to $600,932 in 2001 from $766,192 in 2000. The decrease in revenues was primarily attributable to a decrease in revenues at the Las Vegas facility, in part as a result of additional competition from the opening of new shopping malls in Las Vegas. The Company believes that a general slow-down in the economy has also contributed to the decline in revenues at the Las Vegas facility. The Company is currently unable to predict the extent and duration of this decrease in revenues at the Las Vegas facility.

Direct Costs of Revenues. Direct costs of revenues decreased by $69,577 or 20.0% to $278,795 in 2001 from $348,372 in 2000. Direct costs of revenues were 46.4% of revenues in 2001, as compared to 45.5% of revenues in 2000. Direct costs of revenues were 58.1% of revenues in 2001, as compared to 45.5% of revenues in 2000, excluding forgiveness of accrued rent payable of $70,580 in 2001, reflecting the restructuring of the lease for the Company's Elizabeth, New Jersey facility in June 2001.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $53,020 or 58.0% to $38,367 in 2001 from $91,387 in 2000, primarily as a result of a reduction in certain promotional programs.

General and Administrative Expenses. General and administrative expenses increased by $58,362 or 23.5% to $306,924 in 2001 from $248,562 in 2000, primarily as a result of an increase in executive compensation, stock-based compensation and professional fees.

Start-Up  Costs.   Start-up costs with respect to the opening  of  the  New
Jersey facility were $74,421 for the three months ended June 30, 2000.

Depreciation and Amortization.   Depreciation and amortization decreased by
$12,507 or 12.8% to $85,177 in 2001 from $97,684 in 2000.

Interest Expense. Interest expense decreased by $37,129 or 82.9% to $7,634 in 2001 from $44,763 in 2000, primarily as a result of adjustments resulting from the restructuring of the note payable to the Company's primary secured lender in June 2001.

Interest Income. Interest income was $213 in 2001, as compared to $764 in 2000.

Equity in Net Income (Loss) of Joint Venture. Equity in net income (loss) of joint venture increased by $5,678, to net income of $3,350 in 2001 from a net loss of $2,328 in 2000.

Net Loss. Net loss was $112,402 for the three months ended June 30, 2001, as compared to a net loss of $66,140 for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 and 2000 -

Revenues.  Revenues decreased  by  $266,554  or 18.7% to $1,158,123 in 2001 from $1,424,677 in 2000. The decrease in revenues was primarily attributable to a decrease in revenues at the Las Vegas facility, in part as a result of additional competition from the opening of new shopping malls in Las Vegas. The Company believes that a general slow-down in the economy has also contributed to the decline in revenues at the Las Vegas facility. The Company is currently unable to predict the extent and duration of this decrease in revenues at the Las Vegas facility.

Direct Costs of Revenues. Direct costs of revenues decreased by $39,329 or 5.8% to $639,196 in 2001 from $678,525 in 2000. Direct costs of revenues were 55.2% of revenues in 2001, as compared to 47.6% of revenues in 2000. Direct costs of revenues were 61.3% of revenues in 2001, as compared to 47.6% of revenues in 2000, excluding forgiveness of accrued rent payable of $70,580 in 2001, reflecting the restructuring of the lease for the Company's Elizabeth, New Jersey facility in June 2001.

Selling and Marketing Expenses.   Selling  and marketing expenses decreased
by $115,592 or 58.3% to $82,838 in 2001 from $198,430 in 2000, primarily as a result of a reduction in certain promotional programs.

General and Administrative Expenses. General and administrative expenses increased by $77,666 or 17.1% to $532,563 in 2001 from $454,897 in 2000, primarily as a result of an increase in executive compensation and stock-based compensation.

Start-Up Costs.   Start-up  costs  with  respect  to the opening of the New
Jersey facility were $74,421 for the six months ended June 30, 2000.

Depreciation and Amortization. Depreciation and amortization decreased by $23,854 or 12.3% to $170,250 in 2001 from $194,104 in 2000.

Interest Expense. Interest expense decreased by $33,715 or 37.0% to $57,462 in 2001 from $91,177 in 2000, primarily as a result of adjustments resulting from the restructuring of the note payable to the Company's primary secured lender in June 2001.

Interest Income. Interest income was $598 in 2001, as compared to $2,100 in 2000.

Equity in Net Income of Joint Venture. Equity in net income of joint venture increased by $5,232, to net income of $11,065 in 2001 from net income of $5,833 in 2000.

Net Loss. Net loss was $312,523 for the six months ended June 30, 2001, as compared to a net loss of $258,944 for the six months ended June 30, 2000.

Liquidity and Capital Resources - June 30, 2001:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties and capital leases to provide the resources necessary to develop its ride facilities and operate its business.

Operating Activities. The Company's operations utilized cash of $18,164 during the six months ended June 30, 2001, as compared to utilizing cash of $103,824 during the six months ended June 30, 2000.
The reduction in cash utilized in operations in 2001 as compared to 2000 was primarily a result of an increase in accounts payable and accrued expenses.

At June 30, 2001, cash and cash equivalents had decreased by $25,603, to $84,231, as compared to $109,834 at December 31, 2000. As a result, the Company had a working capital deficit of $998,391 at June 30, 2001, as compared to a working capital deficit of $874,385 at December 31, 2000, resulting in current ratios of .12:1 and .16:1 at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001 and December 31, 2000, the Company classified the entire balance of note payable to lender as a current liability.

Investing Activities. Net cash provided by investing activities was $27,829 for the six months ended June 30, 2001, primarily as a result of dividends of $28,076 received from the Company's joint venture with Dave & Buster's, Inc. Net cash used in investing activities was $2,760 for the six months ended June 30, 2000, primarily as a result of the purchase of property and equipment of $41,766, offset in part by $31,807 of dividends received from the Company's joint venture with Dave & Buster's, Inc.

Financing  Activities.   Net cash used in financing activities was  $35,268
and $80,191 for the six months ended June 30, 2001 and 2000, respectively, as a result of payments on notes payable and capital lease obligations.

Effective  June  25,  2001, the Company  completed  a  Second  Modification
Agreement and Waiver of Defaults with its primary secured lender (the "Second Modification Agreement"). The Second Modification Agreement provides for (1) the waiver of all prior payment defaults; (2) the reduction of the monthly payment from $21,789 to $10,674, which represents interest only payments at 16.75% per annum; (3) the increase in the principal balance due the lender of accrued interest payable of $50,083; (4) the acceleration of the due date of the loan from January 1, 2004 to March 1, 2002; (5) the repricing of a common stock purchase warrant previously issued to the lender to purchase 12,500 shares of common stock exercisable through December 31, 2003, which reduced the exercise price from $16.00 per share to $1.00 per share; (6) the issuance of common stock purchase warrants to the lender to purchase 25,000 shares of common stock at $0.50 per share and 25,000 1shares of common stock at $1.00 per share exercisable through June 25, 2011; (7) the revision of the lender's Warrant Holder Rights Agreement to eliminate demand registration rights; and (8) the agreement by the lender to enter into negotiations with the Company with respect to the refinancing of the balloon payment at or around the time of the due
date, provided  that no events of default have occurred.   There  can be no
assurances that the Company will be able to refinance the debt to the lender when it becomes due and payable on March 1, 2002.

The balance of the loan was $770,613 at June 30, 2001, which included $50,083 of accrued interest payable that was added to the loan balance pursuant to the Second Modification Agreement. The balance of the loan was $732,327 at December 31, 2000, and accrued interest payable at that date was $30,881. As a result of the March 1, 2002 due date of the loan, the Company has classified the entire obligation to the lender as a current liability in the consolidated financial statements at June 30, 2001. The Company classified the entire obligation to the lender as a current liability in the December 31, 2000 consolidated financial statements as a result of the loan having been in default at that date.

On June 5, 2001, the Company's Chief Executive Officer exercised a portion of a previously issued warrant for 1,538,461 shares of common stock exercisable at $0.13 per share through February 2, 2002. The Chief Executive Officer exercised warrants for 923,077 shares of common stock and paid the exercise consideration by canceling his $120,000 loan to the Company. The unexercised portion of the warrant for 615,384 shares of common stock was extended for an additional two years, and cashless exercise provisions were added. The exercise price of the warrant and the fair market value of the Company's common stock on the extension date were approximately equal. Accordingly, in accordance with accounting for such warrants utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

                        PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 5, 2001, the Company granted stock options to two employees to purchase an aggregate of 240,000 shares of common stock, including an option for 150,000 shares of common stock to the Company's Vice President of Operations, exercisable through June 5, 2006 at $.15 per share, which was equal to fair market value on the date of grant. The options vest in equal annual installments on June 5, 2001, 2002 and 2003.

On June 5, 2001, the Company's Chief Executive Officer exercised a portion of a previously issued warrant for 1,538,461 shares of common stock exercisable at $0.13 per share through February 2, 2002. The Chief Executive Officer exercised warrants for 923,077 shares of common stock and paid the exercise consideration by canceling his $120,000 loan to the Company. The unexercised portion of the warrant for 615,384 shares of common stock was extended for an additional two years, and cashless exercise provisions were added. The exercise price of the warrant and the fair market value of the Company's common stock on the extension date were approximately equal.

During June 2001, the Company issued to various employees an aggregate of 133,000 shares of common stock as a bonus, including 20,000 shares of common stock to the Company's Vice President of Operations.

During June 2001, the Company issued to each of its two non-employee directors 50,000 shares of common stock as a bonus.

In conjunction with the restructuring of the Company's obligations to its primary secured lender on June 25, 2001, the Company repriced previously issued warrants to purchase 12,500 shares of common stock exercisable through December 31, 2003 from $16.00 per share to $1.00 per share, and issued new warrants to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011.

The aforementioned stock options and warrants were issued based on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)  Reports on Form 8-K:

Three Months Ended June 30, 2001 - None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  August 10, 2001            By:  __________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer,
                                       President, Chief Financial
                                       Officer and Chairman of
                                       the Board of Directors
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

INDEX TO EXHIBITS



Exhibit
Number     Description of Document
------     -----------------------

10.1       Amendment   No.  1  to  Warrant  Certificate  issued  to  Finova
           Capital Corporation to purchase 12,500 shares of common stock at $1.00 per share

10.2 Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $0.50 per share

10.3 Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $1.00 per share

10.4 Warrant Holder Rights Agreement between the Company and Finova Capital Corporation

10.5 Second Modification Agreement and Waiver of Defaults between the Company and Finova Capital Corporation dated June 25, 2001

10.6 Lease Modification Agreement between Cinema Ride Times Square, Inc. and Elizabeth Metromall LLC dated June 13, 2001