Form 10QSB
period 2001-09-30
CINEMA RIDE INC
filed 2001-11-14
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2001

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

As of September 30, 2001, the Company had 1,945,900 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                    CINEMA RIDE, INC. AND SUBSIDIARIES

                                   INDEX


PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000

     Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2001 and 2000

     Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2001 and 2000

     Notes to Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2001 and 2000

  Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                    Cinema Ride, Inc. and Subsidiaries
                        Consolidated Balance Sheets

                                    September 30,    December 31,
                                        2001             2000
                                     -----------     ------------
                                     (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents          $   74,122       $  109,834
  Prepaid expenses and other
    current assets                       46,395           57,791
                                      ---------        ---------
Total current assets                    120,517          167,625
                                      ---------        ---------

Property and equipment:
  Equipment and furniture               111,180          110,033
  Equipment under capital lease
    (Note 3)                             68,762          208,236
  Leasehold improvements              1,061,682        1,062,582
  Theater and film equipment
    (Note 3)                          1,867,798        1,696,972
                                      ---------        ---------
                                      3,109,422        3,077,823

  Less:  accumulated depreciation    (2,185,551)      (1,989,420)
                                      ---------        ---------
                                        923,871        1,088,403
                                      ---------        ---------

Other assets:
  Film library, net of accumulated
    amortization of $992,888 and
    $940,193 at September 30, 2001
    and December 31, 2000,
    respectively                         99,882          152,577
  Investment in joint venture           328,558          360,725
  Consulting agreement                   10,404           18,207
  Deferred lease costs and other
    assets (Note 2)                      90,388           91,826
                                      ---------        ---------
                                        529,232          623,335
                                      ---------        ---------
Total assets                         $1,573,620       $1,879,363
                                      =========        =========


                                (continued)

                    Cinema Ride, Inc. and Subsidiaries
                  Consolidated Balance Sheets (continued)

                                    September 30,    December 31,
                                         2001            2000
                                     -----------     ------------
                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued
  expenses                           $  228,846       $  229,948
Accrued interest payable (Note 2)          -              30,881
Current portion of capital
  lease obligations (Note 3)             24,026           48,854
Current portion of notes payable
  (Notes 2 and 3)                       817,234          732,327
                                      ---------        ---------
Total current liabilities             1,070,106        1,042,010
                                      ---------        ---------

Non-current liabilities:
  Capital lease obligations, less
    current portion (Note 3)              6,875           38,727
  Notes payable, less current
    portion (Notes 2 and 3)              49,991             -
  Deferred rent                          50,014           63,254
  Loan payable to officer (Note 4)         -             120,000
                                      ---------        ---------
                                        106,880          221,981
                                      ---------        ---------
Total liabilities                     1,176,986        1,263,991
                                      ---------        ---------

Commitments and contingencies
  (Note 3)

Stockholders' equity (Note 4):
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                            -               -
Common stock, $0.08 par value -
  Authorized - 20,000,000 shares
  Issued and Outstanding -
  1,945,900 shares and 789,823
  shares at September 30, 2001 and
  December 31, 2000, respectively       155,672          63,186
Additional paid-in capital            9,323,798       9,224,569
Accumulated deficit                  (9,082,836)     (8,672,383)
                                      ---------       ---------
Total stockholders' equity              396,634         615,372
                                      ---------       ---------
Total liabilities and
  stockholders' equity               $1,573,620      $1,879,363

                                    =========       =========


       See accompanying notes to consolidated financial statements.

                    Cinema Ride, Inc. and Subsidiaries
             Consolidated Statements of Operations (Unaudited)



                                    Three Months Ended September 30,
                                    --------------------------------
                                         2001              2000
                                      ---------         ---------

Revenues                              $ 714,455         $ 767,018

Direct costs of revenues                335,792           378,989

Selling and marketing expenses           52,643            52,572

General and administrative expenses     274,501           230,750

Depreciation and amortization            91,694            94,691
                                        -------           -------
Income (loss) from operations           (40,175)           10,016

Other income (expense):
  Equity in net income (loss)
    of joint venture                      4,204           (24,323)
  Interest income                            95               821
  Interest expense                      (62,054)          (38,080)
                                        -------           -------
Net loss                              $ (97,930)        $ (51,566)
                                        =======           =======

Net loss per common share -
  basic and diluted (Note 1)             $(0.05)           $(0.07)
                                           ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                   1,945,900           781,490
                                      =========           =======




       See accompanying notes to consolidated financial statements.

                    Cinema Ride, Inc. and Subsidiaries
             Consolidated Statements of Operations (Unaudited)

                                   Nine Months Ended September 30,
                                   -------------------------------
                                         2001            2000
                                      ---------       ---------

Revenues                             $1,872,578      $2,191,694

Direct costs of revenues (Note 3)       974,988       1,014,148

Selling and marketing expenses          135,481         235,756

General and administrative expenses     807,064         744,258

Start-up costs (Note 5)                    -             74,421

Depreciation and amortization           261,944         288,795
                                      ---------       ---------
Loss from operations                   (306,899)       (165,684)

Other income (expense):
  Equity in net income (loss)
    of joint venture                     15,269         (18,490)
  Interest income                           693           2,921
  Interest expense                     (119,516)       (129,257)
                                      ---------       ---------
Net loss                             $ (410,453)     $ (310,510)
                                      =========       =========

Net loss per common share -
  basic and diluted (Note 1)             $(0.31)         $(0.40)
                                           ====            ====

Weighted average common
  shares outstanding -
  basic and diluted                   1,303,635         775,046
                                      =========         =======





       See accompanying notes to consolidated financial statements.

                    Cinema Ride, Inc. and Subsidiaries
             Consolidated Statements of Cash Flows (Unaudited)


                                   Nine Months Ended September 30,
                                   -------------------------------
                                         2001            2000
                                      ---------       ---------

Cash flows from operating activities:
Net loss                              $(410,453)      $(310,510)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization         261,944         288,795
  Common stock issued for services       24,465          17,000
  Settlement of obligation to
    landlord                            (70,580)           -
  Equity in net income (loss) of
    joint venture                       (15,269)         18,490
  Amortization of consulting
    agreement                             7,803           7,803
  Amortization of deferred
    financing costs                      35,570           9,314
  Changes in operating assets and
    liabilities:
    (Increase) decrease in:
      Prepaid expenses and other
        current assets                   11,396         (11,374)
      Deposits                             -              3,000
    Increase (decrease) in:
      Accounts payable and
        accrued expenses                129,905         (72,747)
      Deferred rent                     (13,240)        (16,395)
                                        -------         -------
Net cash used in operating
  activities                            (38,459)        (66,624)
                                        -------         -------


                                (continued)

                    Cinema Ride, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows (Unaudited) (continued)


                                    Nine Months Ended September 30,
                                    -------------------------------
                                         2001            2000
                                      ---------       ---------

Cash flows from investing activities:
  Purchase of property and equipment  $  (2,192)      $ (41,766)
  Dividends received from joint
    venture                              47,436          14,700
  Decrease in receivable from officer      -              8,069
                                        -------         -------
Net cash provided by (used in)
  investing activities                   45,244         (18,997)
                                        -------         -------

Cash flows from financing activities:
  Payments on notes payable             (13,502)        (98,239)
  Principal payments on capital
    lease obligations                   (28,995)        (24,848)
                                        -------         -------
Net cash used in financing
  activities                            (42,497)       (123,087)
                                        -------         -------

Cash and cash equivalents:
  Net decrease                          (35,712)       (208,708)
  At beginning of period                109,834         320,189
                                        -------         -------
  At end of period                    $  74,122       $ 111,481
                                        =======         =======










       See accompanying notes to consolidated financial statements.

                    Cinema Ride, Inc. and Subsidiaries
          Notes to Consolidated Financial Statements (Unaudited)
      Three Months and Nine Months Ended September 30, 2001 and 2000


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

Comments - The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

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

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at September 30, 2001 and December 31, 2000. In addition, on June 25, 2001, the Company restructured its payment obligation to its primary secured lender, which now requires the Company to make a balloon payment of $769,939 on March 1, 2002, however the lender has agreed to enter into negotiations with the Company to refinance the balloon payment. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted loss per common share are the same for all periods presented. As of September 30, 2001, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 1,237,188 shares and 1,062,458 shares of common stock, respectively.

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

With respect to shares of common stock issued for services rendered or to be rendered, or for financing costs, such shares are valued based on the fair market price on the transaction date, adjusted for factors such as trading restrictions, registration rights, trading volume and market liquidity, which generally results in a reduction ranging from 25% to 33% to the fair market price at the transaction date.

2.  Note Payable to Secured Lender

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

The Company has calculated the fair value of the warrants to purchase an aggregate of 50,000 shares of common stock and the repricing of the warrant to purchase 12,500 shares of common stock pursuant to the Black-Scholes option pricing model. The aggregate fair value of $47,250 was recorded as deferred financing costs, and is being amortized to financing expense through March 1, 2002. In addition, prior deferred financing costs are being amortized to financing expense through the accelerated due date of the loan of March 1, 2002.

The balance of the loan was $769,939 at September 30, 2001, including $50,083 of accrued interest payable that had been added to the loan balance pursuant to the Second Modification Agreement. The balance of the loan was $732,327 at December 31, 2000, with accrued interest payable at that date of $30,881. As a result of the March 1, 2002 due date of the loan, the Company has classified the entire obligation to the secured lender as a current liability in the consolidated financial statements at September 30, 2001. The Company classified the entire obligation to the secured lender as a current liability in the December 31, 2000 consolidated financial statements as a result of the loan having been in default at that date.


3.  Lease Restructurings

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

The Company believes that the failure by the landlord to arrange for the timely opening of a movie theater in the Elizabeth, New Jersey shopping mall in which the Company's ride facility is located has negatively impacted operating results at this location. Accordingly, the Company has recorded the forgiveness of accrued rent payable of $70,580 as a reduction to direct costs of revenues for the nine months ended September 30, 2001, since it was reimbursement by the landlord for damages that the Company has sustained, and since rent payments were originally included in direct costs of revenues.

During July 2001, the Company restructured a capital lease obligation in which it was in default by converting it into a secured note payable. In conjunction with this transaction, the Company exercised its option to acquire the related asset. As a result, the Company reclassified the related capital lease obligation of $27,685 to notes payable and recognized an increase in the obligation of $29,407, which was recorded as an increase to theater and film equipment. The Company also reclassified the related asset from equipment under capital lease to theater and film equipment.


4.  Stockholders' Equity

During January 2000, the Company issued 48,000 shares of common stock to certain of its non-officer employees and consultants as a bonus, which were recorded at fair market value on the date of issuance of $0.25 per share. Accordingly, for the nine months ended September 30, 2000, the Company recognized compensation expense of $12,000, which is included in general and administrative expenses in the consolidated statement of operations.

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

On March 13, 2001, the Company granted its Chief Executive Officer an option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option is exercisable at prices ranging from $0.38 per share to $2.00 per share, which were not less than fair market value of the Company's common stock on the grant date. The stock option vests based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which had been reached as of September 30, 2001. In accordance with accounting for such stock options utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

On June 5, 2001, the Company granted stock options to two employees to purchase an aggregate of 240,000 shares of common stock, including an option for 150,000 shares of common stock to the Company's Vice President of Operations, exercisable through June 5, 2006 at $0.15 per share, which was fair market value on the date of grant. The options vest in equal annual installments on June 5, 2001, 2002 and 2003. In accordance with accounting for such stock options utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

On June 5, 2001, the Company's Chief Executive Officer exercised a portion of a previously issued warrant for 1,538,461 shares of common stock exercisable at $0.13 per share through February 2, 2002. The Chief Executive Officer exercised warrants for 923,077 shares of common stock and paid the exercise consideration by canceling his $120,000 loan to the Company. The unexercised portion of the warrant for 615,384 shares of common stock was extended for an additional two years, and cashless exercise provisions were added. The exercise price of the warrant was approximately equal to the fair market value of the Company's common stock on the extension date. Accordingly, in accordance with accounting for such warrants utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

During June 2001, the Company issued to various employees an aggregate of 133,000 shares of common stock as a bonus, including 20,000 shares of common stock to the Company's Vice President of Operations. The aggregate fair market value of $13,965 was charged to operations during the nine months ended September 30, 2001.

During June 2001, the Company issued to each of its two non-employee directors 50,000 shares of common stock as a bonus. The aggregate fair market value of $10,500 was charged to operations during the nine months ended September 30, 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at September 30, 2001 and December 31, 2000. In addition, on June 25, 2001, the Company restructured its payment obligation to its primary secured lender, which now requires the Company to make a balloon payment of $769,939 on March 1, 2002, however the lender has agreed to enter into negotiations with the Company to refinance the balloon payment. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations:

Three Months Ended September 30, 2001 and 2000 -

Revenues. Revenues decreased by $52,563 or 6.9% to $714,455 in 2001 from $767,018 in 2000. The decrease in revenues was primarily attributable to a decrease in revenues at the Las Vegas facility, in part as a result of additional competition from the opening of new shopping malls in Las Vegas. The Company believes that a general slow-down in the economy, as well as the terrorist attacks of September 11, 2001, have also contributed to the decline in revenues at the Las Vegas facility. The Company is currently unable to predict the extent and duration of this decrease in revenues at the Las Vegas facility.

Direct Costs of Revenues. Direct costs of revenues decreased by $43,197 or 11.4% to $335,792 in 2001 from $378,989 in 2000. Direct costs of revenues were 47.0% of revenues in 2001, as compared to 49.4% of revenues in 2000.

Selling and Marketing Expenses. Selling and marketing expenses were essentially unchanged in 2001 as compared to 2000. Selling and marketing expenses were $52,643 or 7.4% of revenues in 2001 as compared to $52,572 or 6.9% of revenues in 2000.

General and Administrative Expenses. General and administrative expenses increased by $43,751 or 19.0% to $274,501 in 2001 from $230,750 in 2000, primarily as a result of an increase in executive compensation and business development costs.

Depreciation and Amortization. Depreciation and amortization decreased by $2,997 or 3.2% to $91,694 in 2001 from $94,691 in 2000.

Income (Loss) from Operations. Loss from operations was $40,175 for the three months ended September 30, 2001, as compared to income from operations of $10,016 for the three months ended September 30, 2000.

Interest Expense. Interest expense increased by $23,974 or 63.0% to $62,054 in 2001 from $38,080 in 2000, primarily as a result of an increase in deferred financing costs, as well as an increase in the amortization of such costs, which resulted from the restructuring of the note payable to the Company's primary secured lender in June 2001.

Interest Income. Interest income was $95 in 2001 as compared to $821 in 2000.

Equity in Net Income (Loss) of Joint Venture. Equity in net income (loss) of joint venture consisted of net income of $4,204 in 2001 as compared to a net loss of $24,323 in 2000.

Net Loss. Net loss was $97,930 for the three months ended September 30, 2001, as compared to a net loss of $51,566 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 and 2000 -

Revenues. Revenues decreased by $319,116 or 14.6% to $1,872,578 in 2001 from $2,191,694 in 2000. The decrease in revenues was primarily attributable to a decrease in revenues at the Las Vegas facility, in part as a result of additional competition from the opening of new shopping malls in Las Vegas. The Company believes that a general slow-down in the economy, as well as the terrorist attacks of September 11, 2001, have also contributed to the decline in revenues at the Las Vegas facility. The Company is currently unable to predict the extent and duration of this decrease in revenues at the Las Vegas facility.

Direct Costs of Revenues. Direct costs of revenues decreased by $39,160 or 3.9% to $974,988 in 2001 from $1,014,148 in 2000. Direct costs of revenues were 52.1% of revenues in 2001, as compared to 46.3% of revenues in 2000. Direct costs of revenues were 55.8% of revenues in 2001, as compared to 46.3% of revenues in 2000, excluding forgiveness of accrued rent payable of $70,580 in 2001, reflecting the restructuring of the lease for the Company's Elizabeth, New Jersey facility in June 2001.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $100,275 or 42.5% to $135,481 in 2001 from $235,756 in 2000, primarily as a result of a reduction in certain promotional programs.

General and Administrative Expenses. General and administrative expenses increased by $62,806 or 8.4% to $807,064 in 2001 from $744,258 in 2000, primarily as a result of an increase in executive compensation, stock-based compensation and business development costs.

Start-Up Costs. Start-up costs with respect to the opening of the New Jersey facility were $74,421 for the nine months ended September 30, 2000.

Depreciation and Amortization. Depreciation and amortization decreased by $26,851 or 9.3% to $261,944 in 2001 from $288,795 in 2000.

Loss from Operations. Loss from operations was $306,899 for the nine months ended September 30, 2001, as compared to $165,684 for the nine months ended September 30, 2000.

Interest Expense. Interest expense decreased by $9,741 or 7.5% to $119,516 in 2001 from $129,257 in 2000.

Interest Income. Interest income was $693 in 2001 as compared to $2,921 in 2000.

Equity in Net Income (Loss) of Joint Venture. Equity in net income (loss) of joint venture consisted of net income of $15,269 in 2001 as compared to a net loss of $18,490 in 2000.

Net Loss. Net loss was $410,453 for the nine months ended September 30, 2001, as compared to a net loss of $310,510 for the nine months ended September 30, 2000.

Liquidity and Capital Resources - September 30, 2001:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties and capital leases to provide the resources necessary to develop its ride facilities and operate its business.

Operating Activities. The Company's operations utilized cash of $38,459 during the nine months ended September 30, 2001, as compared to utilizing cash of $66,624 during the nine months ended September 30, 2000. The reduction in cash utilized in operations in 2001 as compared to 2000 was primarily a result of an increase in accounts payable and accrued expenses.

At September 30, 2001, cash and cash equivalents had decreased by $35,712, to $74,122, as compared to $109,834 at December 31, 2000. As a result, the Company had a working capital deficit of $949,589 at September 30, 2001, as compared to a working capital deficit of $874,385 at December 31, 2000, resulting in current ratios of .11:1 and .16:1 at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001 and December 31, 2000, the entire balance of the note payable to the Company's primary secured lender was classified as a current liability.

Investing Activities. Net cash provided by investing activities was $45,244 for the nine months ended September 30, 2001, primarily as a result of dividends of $47,436 received from the Company's joint venture with Dave & Buster's, Inc. Net cash used in investing activities was $18,997 for the nine months ended September 30, 2000, primarily as a result of the purchase of property and equipment of $41,766, offset in part by $14,700 of dividends received from the Company's joint venture with Dave & Buster's, Inc.

Financing Activities. Net cash used in financing activities was $42,497 and $123,087 for the nine months ended September 30, 2001 and 2000, respectively, as a result of payments on notes payable and capital lease obligations.

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

The balance of the loan was $769,939 at September 30, 2001, including $50,083 of accrued interest payable that had been added to the loan balance pursuant to the Second Modification Agreement. The balance of the loan was $732,327 at December 31, 2000, with accrued interest payable at that date of $30,881. As a result of the March 1, 2002 due date of the loan, the Company has classified the entire obligation to the secured lender as a current liability in the consolidated financial statements at September 30, 2001. The Company classified the entire obligation to the secured lender as a current liability in the December 31, 2000 consolidated financial statements as a result of the loan having been in default at that date.

On June 5, 2001, the Company's Chief Executive Officer exercised a portion of a previously issued warrant for 1,538,461 shares of common stock exercisable at $0.13 per share through February 2, 2002. The Chief Executive Officer exercised warrants for 923,077 shares of common stock and paid the exercise consideration by canceling his $120,000 loan to the Company. The unexercised portion of the warrant for 615,384 shares of common stock was extended for an additional two years, and cashless exercise provisions were added. The exercise price of the warrant was approximately equal to the fair market value of the Company's common stock on the extension date. Accordingly, in accordance with accounting for such warrants utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

During July 2001, the Company restructured a capital lease obligation in which it was in default by converting it into a secured note payable. In conjunction with this transaction, the Company exercised its option to acquire the related asset. As a result, the Company reclassified the related capital lease obligation of $27,685 to notes payable and recognized an increase in the obligation of $29,407, which was recorded as an increase to theater and film equipment. The Company also reclassified the related asset from equipment under capital lease to theater and film equipment.

                        PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

          Three Months Ended September 30, 2001 - None

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  November 9, 2001           By:  __________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer,
                                       President, Chief Financial
                                       Officer and Chairman of
                                       the Board of Directors
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)