Form 10KSB
period 2001-12-31
CINEMA RIDE INC
filed 2002-04-16
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.08 Par Value
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ended December 31, 2001 were $2,375,546.

      The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of March 28, 2002 was $1,686,439.

      As of March 28, 2002, the issuer had 3,874,550 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format:  Yes [ ]  No [x]

      Documents incorporated by reference:  None.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:


     This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions.
These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

     To date, the Company has completed the construction and installation of five facilities. The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the "West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the "Times Square Facility") commenced operations in September 1996 at a location in Times Square in New York City, New York, and was closed during January 1998. The fourth facility (the "Atlanta Facility") commenced operations in September 1998 as a joint venture with Dave & Buster's, Inc. and is located in Atlanta, Georgia. The fifth facility (the "New Jersey Facility") commenced operations in January 2000 and is located in the Jersey Gardens Mall in Elizabeth, New Jersey, near Newark Airport. The Company's executive offices are located in Studio City, California.

Going Concern:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at December 31, 2001. In addition, during June 2001, the Company restructured its payment obligation to its primary secured lender, as a result of which such debt became due and payable in full on March 1, 2002. Required monthly payments on such debt were in arrears at December 31, 2001. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

     The Company has been in negotiations with the lender to restructure its payment obligations, and has reached a tentative agreement to repay such debt over a period of five years through June 2007, with interest at 16.64% per annum.

     The Company will require additional capital to fund operating and debt service requirements, as well as to fund its new business venture (see "New Business Venture" below). The Company has been exploring various alternatives to raise this required capital, and has raised a portion of the required capital, but there can be no assurances that the Company will ultimately be successful in this regard. During the three months ended March 31, 2002, the Company raised $281,500 of new capital through the sale of its securities, which has been used primarily to fund existing operations. The private placement offering consisted of units sold at $0.25 per unit.

Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance. The Company is continuing its efforts to raise new capital subsequent to March 31, 2002. The Company is attempting to raise a total of $750,000 of new capital during 2002.

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

New Business Venture:

     The Company is developing a new business venture to market and sell show tickets from a site in Las Vegas, Nevada. The new venture will be owned by the Company and a third party company, and will be operated by the Company. The start-up of this new business venture is subject to finalization of documentation, and will require the Company to raise approximately $150,000 of additional capital, which will be utilized to fund the new business venture. There can be no assurances that the Company will be successful in raising this additional capital, or that even if the new business venture commences operations, it will ultimately be successful. The allocation of equity in the new business venture has not yet been determined. During the year ended December 31, 2001, the Company incurred $43,763 of costs related to the development of this new business venture. The Company currently anticipates that this new business venture will begin operations during the latter part of 2002, subject to the availability of funding.

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

     Capsules are mounted on top of a motion base consisting of six independent hydraulic cylinders that control the movement of the attached capsule. The motion base allows an audience to experience a full six degrees of motion (pitch, roll, heave, yaw, surge and sway). Through the use of the motion base, capsules have a maximum range of motion of approximately six feet. The motion bases used by the Company were constructed by a manufacturer of military and commercial flight simulators that is now out of business. However, to date this has not been a problem for the Company, since replacement parts are available from other sources.

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

     All of the mechanical equipment comprising the simulator is coordinated by a computer system. A time code is added to each laser disk in order to enable the film data to correspond with the movement of the motion base. As the projectors receive the film and sound data from the laser disks, the simulator's computer receives the time code, which enables the computer to synchronize the filmed action with the movement of the motion base and the operation of the wind machines.

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

     The Company currently owns two remaining capsules that it uses exclusively for spare parts. Accordingly, the Company expects that any new ride sites would be based on newly-developed ride technology.

     3-D Films:

     Each of the Company's attractions utilize 3-D technology in the exhibition of ride films. This 3-D technology creates the illusion of three-dimensional images. The technology involves the filming and simultaneous projection of images that are slightly offset from each other. When viewed with special polarized glasses, this technology creates an illusion of depth and off-screen effects that is not possible with traditional 2-D filmed entertainment. The technology employed by the Company in its ride facilities includes Patent No. 5,857,917, which was granted to the Company on January 12, 1999 by the United States Patent and Trademark Office for 3-D video projected motion simulator rides.

     The Company had completed production of six ride films for exhibition in its attractions. The Company produces ride films by contracting with independent film production companies.

     A typical ride film lasts approximately four minutes. Each capsule is able to feature approximately nine to twelve attractions per hour. Due to the high throughput capability of the attractions, the Company's ride facilities do not generally operate at or near maximum capacity.

Facility Operations:

     The Company currently generates virtually all of its income from the sale of ride tickets. Ride tickets are sold to customers at a ticket booth. Prior to the showing, ticket holders are led through an entry area where their tickets are taken and they are handed 3-D glasses and led into a pre-show area. While the previous audience is inside the capsule experiencing the show, ticket holders in the pre-show area watch a short film on a video monitor outlining safety instructions and other information regarding the ride.

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

     The hours of operation for all of the Company's facilities are generally from 11:00 a.m. to 11:30 p.m. The average price per show is generally less than $5.00 due to the Company's practice of selling multiple features per ticket and the use of coupons and other promotional discounts. However, the vast majority of the Company's customers purchase approximately four tickets each.

Joint Venture:

     On May 29, 1998, the Company entered into a three-year joint venture agreement with Dave & Buster's, Inc. to install its 3-D motion simulation theater at the Dave & Buster's, Inc. facility in Atlanta, Georgia. The joint venture agreement has not been formally extended and the operations are continuing on a month-to-month basis. Dave & Buster's, Inc. was responsible for providing the space in its Atlanta, Georgia facility and preparing the premises for installation. The Company was responsible for the transportation and installation of its equipment. The theater installation was completed and became operational on September 14, 1998. Each party to the joint venture agreement shares the joint venture's revenues and operating expenses equally. The joint venture agreement also required the Company to be solely responsible for certain administrative expenses. During the years ended December 31, 2001 and 2000, the Company received distributions from the joint venture of $80,661 and $44,223, respectively, and the Company incurred expenses, including depreciation, related to the joint venture, for which it is solely responsible, of approximately $76,000 and $63,000, respectively. The Company recognized equity in net income (loss) of joint venture of $12,758 in 2001, as compared to $(6,715) in 2000.

     In order to reduce the out-of-pocket costs in the development of new attractions, the Company intends to continue to pursue joint venture arrangements with property owners and businesses that want the Company to operate their attractions. The Company and its joint venture partner would split the profits, if any, from the attraction based on negotiated terms. Joint ventures with third parties would provide the Company with an additional source of revenues and profits with less risk and capital investment than is associated with owning and operating systems.

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

     The Company also competes with existing motion simulators on a site-by-site basis. The Company is aware of several competing motion simulator attractions currently existing in the vicinity of its facilities, including a motion simulator attraction developed by Caesar's Palace Hotel and Casino with IMAX Corporation that was opened during December 1997 in the expansion of the Forum Shops. In addition, the Excalibur Hotel in Las Vegas has a simulator ride facility that has been operational for many years. The Hilton Hotel and Casino, the Luxor Hotel and Casino, and the Venetian Grand Canal Shopping Mall in Las Vegas also offer motion simulator attractions. To a lesser extent, the Company also competes for customers with theme parks, traditional motion pictures and other forms of filmed or computer entertainment. Similarly, the West Edmonton Mall Facility competes with existing motion simulators within the West Edmonton Mall. The New Jersey Facility has no motion simulator competition within the immediate vicinity. The Company's attractions compete with other attractions and entertainment alternatives in a given region on the basis of location, price and content of its ride films.

     The Company believes that the real estate experience of its management assists it in effectively competing in locating and acquiring favorable locations for its attractions. In addition, the Company believes that the compact size and realistic motion capabilities of its simulators, as well as the unique and entertaining thematic elements and effects of its ride films, enable it to compete effectively for customers in the marketing of its attractions.

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

     The Company believes that each new attraction will take approximately four to six months from lease execution to commencement of operations. Total cost of developing new attractions, including construction, fixtures, equipment and start-up costs after completion are estimated to be at least $400,000 per site. These costs will vary depending on the leased space, the scope of any tenant improvements required to be performed by the Company in connection with leasing a given location, and the number of theaters installed, as well as the size and location of the planned attraction. In addition to the cost of the equipment necessary to establish a new attraction location, the Company estimates that it will add approximately ten employees per each additional location that it owns and operates. There can be no assurances that the Company will be able to locate acceptable new sites in which to establish new attractions, or that the Company will be able to fund the development of any new sites that it may select.

Seasonality:

     Because of the seasonal nature of tourist traffic, attendance patterns at attractions can vary. The degree of this seasonality varies among attractions depending on the nature of tourist and local traffic patterns at a given location, as well as the nature of entertainment alternatives available to audiences. Attendance at the Company's facilities is highest during the height of the tourist season, which runs from June through August, and lowest during January and February. The West Edmonton Mall Facility is more effected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the winter months in Alberta, Canada. The revenues generated during peak tourist periods have a significant impact on the Company's results of operations.

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

Insurance:

     The Company maintains insurance coverage that it believes provides adequate coverage for all of its current operations. The Company also maintains $1,000,000 of "key-man" life insurance on the life of Mitchell J. Francis, its President and Chief Executive Officer, as to which the Company is the sole beneficiary.

Governmental Regulations:

     The Company is subject to certain governmental regulations that establish standards for the design, construction, installation, alteration, maintenance, operation and inspection of amusement rides such as the Company's attractions. The Company is in compliance with all such standards and has obtained all necessary permits and approvals.

Employees:

     As of March 28, 2002, the Company had three full-time employees at its corporate offices, 19 employees at its Las Vegas Facility, four employees at its West Edmonton Mall Facility, eight employees at its New Jersey Facility, and one employee at the Dave & Buster's, Inc. facility in Atlanta, Georgia. Employees at the ride locations consist of both full-time and part-time employees. Should the Company add new facilities, the Company expects to hire additional employees to manage and operate the new facilities. The Company's employees are not represented by any unions. The Company believes that its relations with its employees are satisfactory.


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

Corporate Offices:

     The Company leases office space in Studio City, California as its corporate headquarters. The lease is for a period of five years expiring June 2005, with an option to extend the term of the lease for one additional five-year period. The monthly rent is currently $4,454.


ITEM 3.   LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company's former Chief Financial Officer, Toufic R. Bassil, has asserted claims against the Company for breach of his employment agreement and his wrongful termination as an officer of the Company without cause effective March 1, 1999. These claims are being asserted pursuant to a binding arbitration proceeding through the American Arbitration Association. Although the arbitrator has determined that the Company is liable for damages from breach of the employment agreement, damages have not yet been determined. The wrongful termination claim is still in the discovery stage and the Company is actively defending this matter. The Company is actively defending this matter. In the opinion of management, adequate provision has been made in the consolidated financial statements with respect to the foregoing claims.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                   PART II.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    Market Information

     Since March 12, 1998, the common stock of the Company has been traded on the OTC Bulletin Board under the symbol "MOVE". The following table sets forth the range of reported closing bid prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in the Company's common stock has generally been limited and sporadic, and should not be deemed to constitute an "established trading market". The information set forth below reflects the one-for-eight reverse stock split effective May 29, 1998. The information set forth below was obtained from America Online, Inc.


                                                      Low        High
                                                      ---        ----

     Fiscal Year Ended December 31, 2000:
     -----------------------------------

     Three months ended -

     March 31, 2000                                 $0.25        $1.69
     June 30, 2000                                   1.13         1.51
     September 30, 2000                              0.50         1.25
     December 31, 2000                               0.31         0.54



     Fiscal Year Ended December 31, 2001:
     -----------------------------------

     Three months ended

     March 31, 2001                                 $0.26        $0.62
     June 30, 2001                                   0.15         1.01
     September 30, 2001                              0.28         0.65
     December 31, 2001                               0.23         0.45


     (b) Holders

     As of March 28, 2002, the Company had approximately 220 common shareholders of record, excluding 571,575 shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 1,100 beneficial common shareholders as of March 28, 2002.

     (c) Dividends

     Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available for distribution, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. The Company has not paid cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth and development of the Company's business operations.

(d)    Sales of Unregistered Securities

     On March 13, 2001, the Company granted to its Chief Executive Officer an option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option is exercisable in four equal increments at prices ranging from $0.38 per share to $2.00 per share, which was not less than fair market value of the Company's common stock on the grant date. The stock option vests based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which had been reached as of December 31, 2001.

     On June 5, 2001, the Company granted stock options to two employees to purchase an aggregate of 240,000 shares of common stock, consisting of an option for 150,000 shares to the Company's Vice President of Operations and 90,000 shares to an employee, exercisable through June 5, 2006 at $0.15 per share, which was the fair market value on the date of grant, and vesting in equal annual installments on June 5, 2001, 2002 and 2003. The employee left the Company effective November 6, 2001, at which time options for 60,000 shares were deemed vested and options for 30,000 shares were terminated.

     In conjunction with the restructuring of the Company's obligations to its primary secured lender on June 25, 2001, the Company repriced previously issued warrants to purchase 12,500 shares of common stock exercisable through December 31, 2003 from $16.00 per share to $1.00 per share, and issued new warrants to purchase 25,000 shares of common stock exercisable at $0.50 per share and 25,000 shares of common stock exercisable at $1.00 per share through June 25, 2011.

     On June 5, 2001, the Company issued to various employees an aggregate of 133,000 shares of common stock as a bonus, including 20,000 shares of common stock to the Company's Vice President of Operations.

     On June 5, 2001, the Company issued to each of its two non-employee directors 50,000 shares of common stock for services rendered.

     The shares of common stock, stock options and warrants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


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

Going Concern:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at December 31, 2001. In addition, during June 2001, the Company restructured its payment obligation to its primary secured lender, as a result of which such debt became due and payable in full on March 1, 2002. Required monthly payments on such debt were in arrears at December 31, 2001. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

     The Company has been in negotiations with the lender to restructure its payment obligations, and has reached a tentative agreement to repay such debt over a period of five years through June 2007, with interest at 16.64% per annum.

     The Company will require additional capital to fund operating and debt service requirements, as well as to fund its new business venture. The Company has been exploring various alternatives to raise this required capital, and has raised a portion of the required capital, but there can be no assurances that the Company will ultimately be successful in this regard. During the three months ended March 31, 2002, the Company raised $281,500 of new capital through the sale of its securities, which has been used primarily to fund existing operations. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance. The Company is continuing its efforts to raise new capital subsequent to March 31, 2002. The Company is attempting to raise a total of $750,000 of new capital during 2002.

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

Critical Accounting Policies:

     The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

     The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Impairment of Long-Lived Assets:

     The Company's long-lived assets include property and equipment and the visual effects library. At December 31, 2001, the net value of property and equipment and the visual effects library was $956,116, which accounted for 68.1% of the Company's total assets. In assessing the impairment of property and equipment and the visual effects library, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Investment in Joint Venture:

     The Company has a 50% interest in a joint venture with Dave & Buster's, Inc. The value of the Company's investment in the joint venture was $323,795 at December 31, 2001, representing 21.2% of the Company's total assets. The Company periodically evaluates the recoverability of its investment in the joint venture based on the joint venture's current and prospective operating performance. If the Company determines that its investment in the joint venture is not recoverable, it will be required to recognize a loss in such period.

Income Taxes:

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Results of Operations:

Years Ended December 31, 2001 and 2000 -

     Revenues. Revenues decreased by $384,763 or 13.9%, to $2,375,546 in 2001, as compared to $2,760,309 in 2000. The decrease in revenues was primarily attributable to a decrease in revenues at the Las Vegas Facility, in part as a result of additional competition from the opening of new shopping malls in Las Vegas. The Company believes that a general slow-down in the economy, as well as the terrorist attacks of September 11, 2001, have also contributed to the decline in revenue at the Las Vegas Facility. The Company is currently unable to predict the extent and duration of this decrease in revenues at the Las Vegas Facility.

     Direct Costs of Revenues. Direct costs of revenues decreased by $180,838 or 12.3%, to $1,294,113 in 2001, as compared to $1,474,949 in 2000, primarily as a result of the decrease in revenues at the Las Vegas Facility. Direct costs of revenues in 2001 is net of the forgiveness of accrued rent payable of $70,580, reflecting the restructuring of the lease for the Company's Elizabeth, New Jersey Facility in June 2001. Direct costs of revenues in 2000 include $74,421 of start-up costs for the New Jersey Facility, which were incurred during January 2000. Direct costs of revenues were 54.5% in 2001, as compared to 53.4% of revenues in 2000. Excluding the previously noted non-recurring amounts in 2001 and 2000, direct costs of revenues were 57.4% in 2001, as compared to 50.7% in 2000.

     Selling and Marketing Expenses. Selling and marketing expenses decreased by $84,780 or 34.2%, to $162,808 in 2001, as compared to $247,588 in 2000, primarily as a result of reduced marketing and promotional activities.

     General and Administrative Expenses. General and administrative expenses increased by $135,284 or 13.8%, to $1,113,813 in 2001, as compared to $978,529 in 2000, primarily as a result of an increase in executive compensation and a provision for legal claims.

     Depreciation and Amortization. Depreciation and amortization decreased by $22,602 or 5.9%, to $359,186 in 2001, as compared to $381,788 in 2000, primarily as a result of the retirement of certain property and equipment in 2001.

     Start-Up Cost of New Venture. During the year ended December 31, 2001, the Company incurred $43,763 of costs related to the development of a new business venture in Las Vegas, Nevada (see "ITEM 1. DESCRIPTION OF BUSINESS - New Business Venture"). The Company currently anticipates that this new business venture will begin operations in the latter part of 2002, subject to the availability of funding.

     Loss from Operations. The loss from operations was $598,137 for the year ended December 31, 2001, as compared to a loss from operations of $322,545 for the year ended December 31, 2000.

     Interest Expense. Interest expense increased by $16,001 or 8.7%, to $200,423 in 2001, as compared to $184,422 in 2000, primarily as a result of an increase in capital lease obligations in 2001.

     Interest Income. Interest income was $733 in 2001, as compared to $3,399 in 2000.

     Equity in Net Income (Loss) of Joint Venture. The Company recognized equity in net income (loss) of joint venture of $12,758 in 2001, as compared to $(6,715) in 2000 (see "ITEM 1. DESCRIPTION OF BUSINESS - Joint Venture").

     Net Loss. The net loss was $785,069 for the year ended December 31, 2001, as compared to a net loss of $510,283 for the year ended December 31, 2000.

     As of December 31, 2001, the Company had Federal and California net operating loss carryforwards of approximately $7,950,000 and $2,066,000, respectively, available to offset future Federal and California taxable income. The unused net operating loss carryforwards expire in various amounts through 2020 for Federal purposes and through 2010 for California state purposes.

     Net deferred tax assets of $2,760,600 at December 31, 2001 resulting from net operating losses, tax credits and other temporary differences have been offset by a 100% valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.

Liquidity and Capital Resources - December 31, 2001:

     During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties and capital leases to provide the resources necessary to develop its ride facilities and operate its business. During the three months ended March 31, 2002, the Company raised $281,500 of new capital through the sale of its securities, which has been used primarily to fund existing operations. The Company is continuing its efforts to raise new capital subsequent to March 31, 2002. The Company is attempting to raise a total of $750,000 of new capital during 2002.

     Operating Activities. The Company utilized cash of $68,017 in operating activities during the year ended December 31, 2001, as compared to utilizing cash of $84,088 during the year ended December 31, 2000. The decrease in cash utilized in operating activities in 2001 as compared to 2000 of $16,071 was primarily a result of an increase in accounts payable and accrued expenses during the year ended December 31, 2001. At December 31, 2001, the Company's cash and cash equivalents had decreased by $42,978, to $66,856, as compared to $109,834 at December 31, 2000.

     The Company's note payable to its primary secured lender of $780,613 has been classified as a current liability at December 31, 2001 and 2000 (see "Transactions with Primary Secured Lender" below). As a result, the Company had a working capital deficit of ($1,228,824) at December 31, 2001, as compared to a working capital deficit of ($874,375) at December 31, 2000, resulting in current ratios of 0.08:1 and 0.16:1 at December 31, 2001 and 2000, respectively.

     Investing Activities. Net cash provided by investing activities was $77,464 in 2001, as compared to $9,431 in 2000. Dividends from the joint venture were $80,661 in 2001, as compared to $44,223 in 2000. The Company received $8,069 in 2000 as proceeds from the repayment of a loan to its Chief Executive Officer. The Company expended $3,197 and $42,861 in 2001 and 2000, respectively, for the purchase of fixed assets. Fixed asset expenditures in 2000 relate primarily to the New Jersey Facility.

     Financing Activities. Net cash utilized in financing activities was $52,425 in 2001, as compared to $135,698 in 2000. Principal payments on notes payable were $14,651 in 2001, as compared to $98,238 in 2000. Principal payments on capital lease obligations were $37,774 in 2001, as compared to $37,460 in 2000.

     During the year ended December, 31, 2001, the Company entered into new capital lease obligations to acquire equipment totaling $104,093, including approximately $55,000 with respect to the new business venture (see "ITEM 1. DESCRIPTION OF BUSINESS - New Business Venture").

     As of December 31, 2001, the Company did not have any capital expenditure commitments outstanding.

     Restructuring of Capital Lease Obligation. During July 2001, the Company restructured a capital lease obligation in which it was in default by converting it into a secured note payable. In conjunction with this transaction, the Company exercised its option to acquire the related asset. As a result, the Company reclassified the related capital lease obligation to notes payable and recognized an increase in the obligation, which was recorded as an increase to theater and film equipment. The Company also reclassified the related asset of $133,500 from equipment under capital lease to theater and film equipment.

     Transactions with Primary Secured Lender. On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc., which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, repayable over a four year period at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at 16.75% per annum. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. As a result of reduced cash flows generated by operations during the year ended December 31, 2000, the Company did not make the monthly payments due the lender during the latter part of the year ended December 31, 2000 and the early part of the year ended December 31, 2001. Accordingly, the Company was in default in its obligations to the lender at December 31, 2000.

     Effective June 25, 2001, the Company completed a Second Modification Agreement and Waiver of Defaults with the lender, which provided for: (1) the waiver of all prior payment defaults; (2) the reduction of the monthly payment from $21,789 to $10,674, which represents interest only payments at 16.75% per annum; (3) the increase in the principal balance due the lender of accrued interest payable of $50,083; (4) the acceleration of the due date of the loan from January 1, 2004 to March 1, 2002; (5) the repricing of a common stock purchase warrant previously issued to the lender to purchase 12,500 shares of common stock exercisable through December 31, 2003, which reduced the exercise price from $16.00 per share to $1.00 per share; (6) the issuance of common stock purchase warrants to the lender to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011; (7) the revision of the lender's Warrant Holder Rights Agreement to eliminate demand registration rights; and
(8) the agreement by the lender to enter into negotiations with the Company with respect to the refinancing of the balloon payment on or about March 1, 2002, provided that no events of default had occurred.

     The balance of this loan was $780,613 at December 31, 2001, as compared to $732,327 at December 31, 2000. As a result of this loan being due in full on March 1, 2002, the Company has classified the entire obligation to the lender as a current liability in the consolidated financial statements at December 31, 2001. Required monthly payments on such loan were in arrears at December 31, 2001. This loan was also classified as a current liability at December 31, 2000, since it was in default at that date.

     The Company has been in negotiations with the lender to restructure its payment obligations, and has reached a tentative agreement to repay such debt over a period of five years through June 2007, with interest at 16.64% per annum.

     Transactions with Chief Executive Officer. On February 2, 1999, the Company entered into a loan agreement with the Company's Chief Executive Officer. The loan agreement amended outstanding notes receivable, including accrued interest, of approximately $90,000 from such officer so as to grant the Company the right to demand repayment within 90 days of a written request. In addition, the loan agreement included a line of credit of $120,000 from the Chief Executive Officer that expired on February 2, 2002, with interest at 12% per annum, which was secured by a lien on the Company's assets. As consideration for providing the line of credit, the Company granted the Chief Executive Officer a warrant to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of the agreement, expiring on February 2, 2002. The Company calculated the fair value of the warrant issued to the Chief Executive Officer on the date of grant using the Black-Scholes option pricing model, and charged the fair value of $64,620 to operations as a loan commitment fee during the year ended December 31, 1999. Pursuant to this amended loan agreement, during November 1999, the Chief Executive Officer repaid $85,000 of his notes receivable, consisting of principal of $75,000 and accrued interest of $10,000, and the Company borrowed $120,000 from him under the line of credit. At December 31, 1999, the remaining balance of notes receivable from the Chief Executive Officer was $8,069, which was repaid during the year ended December 31, 2000.

     On June 5, 2001, the Company's Chief Executive Officer exercised a portion of the warrant for 1,538,461 shares of common stock. The Chief Executive Officer exercised warrants for 923,077 shares of common stock and paid the exercise consideration by canceling his $120,000 loan to the Company. The unexercised portion of the warrant for 615,384 shares of common stock was extended for an additional two years and cashless exercise provisions were added. The exercise price of the warrant was approximately equal to the fair market value of the Company's common stock on the extension date. Accordingly, in accordance with accounting for such warrants utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

New Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring companies to record derivative financial instruments on their balance sheets as assets or liabilities and measure them at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative

Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In September 2000, the FASB issued sfas No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". The Company's adoption of these statements during 2001 did not have any impact on the Company's financial statement presentation or disclosures.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 on July 1, 2001 did not have any impact on the Company's financial statement presentation or disclosures.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.
In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not expect that the adoption of SFAS No. 142 will have any impact on the Company's financial statement presentation or disclosures.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this statement effective January 1, 2003. The Company is reviewing SFAS No. 143 to determine what effect, if any, it will have on its financial statement presentation or disclosures.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company's financial statement presentation or disclosures.


ITEM 7.   FINANCIAL STATEMENTS

     The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective February 5, 2001, BDO Seidman, LLP ("BDO") resigned as the independent accountants of the Company, indicating that the Company did not generate sufficient professional fees for such firm. Effective February 7, 2001, the Company engaged Hollander, Lumer & Co. LLP ("HLC") as the Company's new independent accountants. The retention of HLC was approved by the Company's Board of Directors.

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

                                  PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 28, 2002. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                   Age     Position(s)
----                   ---     -----------

Mitchell J. Francis     47     Chairman of the Board of Directors,President,
                               Chief Executive Officer and Chief Financial
                               Officer

Kimberly Simon          34     Vice President of
Operations
Benjamin Frankel        66     Director

Norman Feirstein        53     Director


Biographies of Directors and Executive Officers:

Mitchell J. Francis. Mr. Francis has been the Chairman of the Board of Directors since June 1993, has been Chief Executive Officer and President since the Company's inception in April 1993, and has been Chief Financial Officer since March 1, 1999. Prior to founding the Company, Mr. Francis was involved in site acquisition, analysis, architectural design, construction, management and marketing of numerous residential and commercial real estate projects, and has been the general partner of numerous real estate limited partnerships. Mr. Francis is also the President and principal shareholder of Francis Development Inc., a real estate development company that he founded in 1981.

Kimberly Simon. Ms. Simon has been employed by the Company for nearly five years. Ms. Simon started her career with the Company in September 1997 as the general manager of the Company's Las Vegas Facility. While retaining that capacity, she assumed the responsibility for overseeing the management of all of the Company's ride facilities and was promoted to Vice President of Operations effective May 1, 2001. Prior to joining the Company, Ms. Simon gained managerial experience with several national companies. Ms. Simon is a graduate of Northern Illinois University.

Benjamin Frankel. Mr. Frankel has been a director of the Company since March 17, 1995. Mr. Frankel is a certified public accountant and has been a partner in the accountancy firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard and its predecessors since 1965.

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

     Based on a review of the copies of such forms furnished to the Company and written representations from the Company's directors and executive officers, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2001, except as follows:

     Kimberly Simon did not timely file a Form 3 with respect to her appointment as Vice President of Operations effective May 1, 2001. In addition, Ms. Simon did not timely file a Form 4 with respect to the issuance of shares of common stock and the granting of stock options on June 5, 2001. Ms. Simon filed a Form 3 covering such transactions on August 16, 2001.

     Benjamin Frankel and Norman Feirstein did not file Form 4's with respect to the issuance of shares of common stock on June 5, 2001.

     Mitchell J. Francis did not file Form 4's with respect to the granting of stock options on March 13, 2001, or the exercise of a portion of a warrant, resulting in the acquisition of common stock, and the extension of the unexercised portion of such warrant, on June 5, 2001.

     Management is in the process of complying with such filing requirements.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table and text sets forth information with respect to the compensation paid to the Chief Executive Officer of the Company during the years ended December 31, 1999, 2000 and 2001. No other executive officer had total compensation exceeding $100,000 during the years ended December 31, 1999, 2000 and 2001.

                           Summary Compensation Table
                           --------------------------

Name and
Principal                                        Other Annual     All Other
Position(s)                Year      Salary      Compensation    Compensation
-----------                ----      ------      ------------    ------------

Mitchell J. Francis        2001    $275,000       $39,816 (1)    $
Chairman of the            2000     235,936        30,965 (2)
Board of Directors,        1999     216,216        28,665 (3)     64,620 (4)
President and Chief
Executive Officer

----------------------

(1) Includes $5,019 in disability insurance premiums, $14,228 in automobile expense, $7,562 in life insurance premiums, $4,982 in long-term care insurance and $8,025 in medical insurance premiums paid to or on behalf of Mr. Francis in 2001.

(2) Includes $4,807 in disability insurance premiums, $13,387 in automobile expense, $6,399 in life insurance premiums, and $6,372 in medical insurance premiums paid to or on behalf of Mr. Francis in 2000.

(3) Includes $4,575 in disability insurance premiums, $12,569 in automobile expense, $5,731 in life insurance premiums, and $5,790 in medical insurance premiums paid to or on behalf of Mr. Francis in 1999.

(4) Represents the value of a warrant to purchase 1,538,461 shares of common stock at an exercise price of $0.13 per share, the fair market value on the date of issuance. The warrant was issued in 1999 as consideration for the Chief Executive Officer providing a $120,000 line of credit to the Company (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources - December 31, 2001 - Transactions with Chief Executive Officer").

Board of Directors:

     During the year ended December 31, 2001, the Company had no meetings of the Board of Directors; all board actions were taken by unanimous written consent. For serving on the Board of Directors, directors who are not employees of the Company receive $2,000 for each meeting of the Board of Directors, and reimbursement for any expenses incurred in attending board meetings. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. The non-employee directors are eligible to participate in the 1995 Directors Stock Option Plan.

     On June 5, 2001, the Company issued 50,000 shares of common stock each to Benjamin Frankel and Norman Feirstein for services rendered. The fair market value of such shares of $10,500 was charged to operations during the year ended December 31, 2001.

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

     The audit committee of the Board of Directors consists of Benjamin Frankel and Norman Feirstein, neither of whom is an employee of the Company. The audit committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, the performance of the independent public accountants, and the accounting practices of the Company.

     The stock option committee of the Board of Directors consists of Benjamin Frankel and Norman Feirstein, neither of whom is an employee of the Company. The stock option committee is responsible for the operation and administration of the Company's stock option plans, including the grants thereunder.

Independent Public Accountants:

     Good Swartz Brown & Berns LLP has served as the Company's independent auditors since 2000. Services provided to the Company by Good Swartz Brown & Berns LLP during the year ended December 31, 2001 included the audit of the Company's consolidated financial statements and limited reviews of quarterly reports. During the year ended December 31, 2001, Good Swartz Brown & Berns LLP charged the Company $33,350 for the audit of the Company's financial statements for the year ended December 31, 2000 and for its reviews of the Company's unaudited quarterly financial statements for the year ended December 31, 2001.

Employment Agreements:

     Effective September 1, 2000, the Company entered into a three-year employment agreement with Mitchell J. Francis to serve as Chairman, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8% (which was not taken in 2001), and annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000. The agreement provided for the issuance of stock options to purchase 300,000 shares of common stock, with an exercise price of $0.50 per share, vesting in equal annual increments on September 1, 2001, 2002 and 2003. The agreement also provides for the granting of stock options to purchase up to 1,250,000 shares of common stock based on attaining and maintaining certain market prices for the Company's common stock ranging from $1.00 to $5.00 per share, and stock options to purchase 100,000 shares of common stock for the opening of each new ride facility, exercisable at fair market value on the date each new ride facility opens. In addition, in the event the Company completes a new debt or equity financing, for each $1,000,000 of such funding, or fraction thereof on a pro rata basis, the Company is obligated to issue to Mr. Francis shares of common stock equal to 5% of the shares of common stock issued in any such financing transaction. Effective November 1, 2001, compensation to Mr. Francis is being paid to Francis Development Inc., a company founded and controlled by Mr. Francis.

     Pursuant to the Company's previous employment agreement with Mr. Francis that expired on August 31, 2000, the Company granted Mr. Francis stock options as a result of attaining certain objectives, as follows: (a) during September 1998, the Company granted Mr. Francis a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 per share for a period of five years, in conjunction with the opening of the Company's new facility in Atlanta, Georgia; and (b) during January 2000, the Company granted Mr. Francis a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 per share for a period of five years, in conjunction with the opening of the Company's new facility in Elizabeth, New Jersey.

     Effective May 13, 1998, the Company entered into a severance agreement with Mr. Francis that provides for certain compensation to such executive officer in the event of a change in control of the Company. The term of the severance agreement is through June 30, 1999, at which time it is automatically extended for one year periods commencing on July 1, 1999 and on each subsequent July 1, unless the Company gives notice not later than December 31 of the preceding year that it does not wish to extend the severance agreement. A change in control of the Company is defined as: (a) the acquisition by any person or entity of 20% or more of the Company's voting equity securities; (b) a change in control of the Board of Directors; or (c) a merger or consolidation of the Company with any other entity, unless the shareholders of the Company prior to the merger or consolidation continue to represent at least 80% of the combined voting power of the merged entity. In the event of a change in control, among other compensation and benefits, the severance agreement entitles Mr. Francis to receive a severance payment of five times his current annual salary upon his termination without cause.

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

     The purchase price for the shares subject to any incentive stock option granted under the Option Plan shall not be less than 100% of the fair market value of the shares of common stock of the Company on the date the option is granted (110% for stockholders who own in excess of 10% of the outstanding common stock). No options shall be exercisable after the earliest of the following: the expiration of 10 years after the date the option is granted; three months after the date the optionee's employment with the Company terminates if termination is for any reason other than permanent disability or death; or one year after the date the optionee's employment terminates if termination is a result of death or permanent disability. Unless sooner terminated by the Board of Directors, the Option Plan expires on December 31, 2003.

     In December 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Option Plan"), under which stock options to purchase a maximum of 12,500 shares of common stock of the Company may be issued to non-employee directors of the Company. The Directors Option Plan provides that on the fourth business day following each annual meeting of stockholders, each director who is not an employee of the Company automatically receives a non-statutory option to purchase 1,250 shares of common stock at the fair market value on the date of grant. The options are exercisable for a period of ten years, and vest one-third in each of the three years following grant. The Company granted Mr. Frankel and Mr. Feirstein options to purchase 1,250 shares each under the Directors Option Plan during 1999.

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

     During the years ended December 31, 1999, 2000 or 2001, no stock options under the Option Plan were granted to officers of the Company. During the years ended December 31, 2000 and 2001, no stock options under the Directors Option Plan were granted to directors.

Issuance of Non-Plan Stock Options, Warrants and Common Stock to Officers:

     On June 5, 2001, the Company issued to 20,000 shares of common stock to Kimberly Simon, the Company's Vice President of Operations. The fair market value of such shares of $2,100 was charged to operations during the year ended December 31, 2001.

     On June 5, 2001, the Company granted a stock option to Kimberly Simon to purchase 150,000 shares of common stock, exercisable through June 5, 2006 at $0.15 per share, which was the fair market value on the date of grant, and vesting in equal annual installments on June 5, 2001, 2002 and 2003.

     On February 4, 2002, the Company agreed to grant Kimberly Simon a warrant to purchase 50,000 shares of common stock exercisable at $0.41 per share, which was the fair market value on the date of grant, if 2002 revenues from the Company's Las Vegas Facility are at least equal to 2001 revenues.

     On March 13, 2001, the Company granted to Mitchell J. Francis, its Chief Executive Officer, a stock option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option is exercisable in four equal increments of 200,000 shares at exercise prices of $0.38, $1.00, $1.50 and $2.00 per share, respectively. The fair market value of the common stock on March 13, 2001 was $0.37 per share. The stock option vests in four equal increments of 200,000 shares based on: (a) the obtaining of $1,000,000 of new equity capital; (b) the show ticket business reaching earnings before interest, taxes, depreciation and amortization in any twelve month period of $500,000; (c) the show ticket business generating earnings before interest, taxes, depreciation and amortization in any twelve month period of $1,000,000; and (d) the show ticket business generating earnings before interest, taxes, depreciation and amortization in any twelve month period of $1,500,000. None of these milestones had been reached as of December 31, 2001.

     On June 5, 2001, Mitchell J. Francis, the Company's Chief Executive Officer, exercised a portion of a previously issued warrant to purchase 1,538,461 shares of common stock. Mr. Francis exercised a portion of the warrant and acquired 923,077 shares of common stock and paid the exercise consideration by canceling his $120,000 loan to the Company. The unexercised portion of the warrant for 615,384 shares of common stock was extended for an additional two years and cashless exercise provisions were added. The exercise price of the warrant was approximately equal to the fair market value of the Company's common stock on the extension date.

     A summary of stock options and warrants issued to officers, directors and employees as of December 31, 2001 is presented below. No stock options under the Option Plan or the Directors Option Plan were exercised during 1999, 2000 or 2001.


                      Stock Option and Warrant Value Table
                      ------------------------------------

                                                            Value of
                             Number of                     Unexercised
                          Shares of Common                 in-the-Money
                          Stock Underlying                    Stock
                           Stock Options      Weighted    and Warrants at
                            and Warrants      Average    Fiscal Year-End (1)
                         ------------------   Exercise   -------------------
Name                     Unvested    Vested    Price     Unvested     Vested
----                     --------    ------    -----     --------     ------

Option Plan:

Mitchell J. Francis         -        95,188    $0.43      $  -       $   -

Kimberly Simon              -         1,000    $0.39      $  -       $   -

Employees                   -         2,000    $0.39      $  -       $   -


Directors Option Plan:

Benjamin Frankel             417      5,833    $0.39      $  -       $   -

Norman Feirstein             417      5,833    $0.39      $  -       $   -


Other Stock Options
  and Warrants:

Mitchell Francis
  Stock Options        1,000,000    187,500    $0.97      $  -           -
  Warrants                  -       615,384    $0.13      $  -       $153,846

Kimberly Simon
  Stock Options          100,000     50,000    $0.15      $23,000    $ 11,500

Employees
  Stock Options             -        60,000    $0.15      $  -       $ 13,800
-------------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and warrants and the market price for the common stock of $0.38 per share at December 31, 2001.


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

     As of March 28, 2002, the Company had a total of 3,874,550 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company. All common share amounts reflect the one-for-eight reverse stock split effective May 29, 1998.

     The following table sets forth, as of March 28, 2002: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                           Percent of
Name and Address             Amount and Nature of       Shares of Common
of Beneficial Owner          Beneficial Ownership       Stock Outstanding (2)
-------------------          --------------------       -----------------

Mitchell J. Francis (1)          1,955,923 (3)                 41.0%

Kimberly Simon (1)                 156,000 (4)                  4.0%

Benjamin Frankel (1)               158,333 (5)                  4.1%

Norman Feirstein (1)               155,833 (6)                  4.0%

All directors and
executive officers
as a group (4 persons)           2,426,089 (7)                 50.2%

Division Eight Holdings            200,000 (8)                  5.0%
#306-204 Cayer Street
Coquillam
British Columbia V3K5B2
Canada

Shirley Goldstein                  200,000 (8)                  5.0%
1900 East Girard Place
Suite 1401
Englewood, Colorado 80110

Scot Terry Anderson                400,000 (8)                  9.8%
2232 South California Avenue
Duarte, California 91919

Peter and Rebecca Grossman         200,000 (8)                  5.0%
23616 Long Valley Road
Hidden Hills, California  91302

-------------------------

(1) The address of each such person is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604.
(2) The calculation is based on the number of shares of common stock outstanding on March 28, 2002, plus, with respect to each named person, the number of shares of common stock which the stockholder has the right to acquire upon exercise of stock options and warrants exercisable within 60 days of March 28, 2002.

(3) Includes 898,072 shares of common stock issuable upon exercise of stock options and warrants granted to Mitchell J. Francis, but excludes 1,000,000 shares of common stock issuable upon exercise of stock options which will not vest within 60 days of March 28, 2002 (see "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements" and "- Other Stock Options and Warrants"). Excludes 4,688 shares of common stock owned by Sandra Francis, the wife of Mitchell J. Francis, and 3,125 shares of common stock issuable upon exercise of a warrant granted to Mrs. Francis in 1997, as to which Mr. Francis disclaims beneficial ownership.
(4) Includes 51,000 shares of common stock issuable upon exercise of stock options to Ms. Simon, but excludes 150,000 shares of common stock issuable upon exercise of stock options and warrants which will not vest within 60 days of March 28, 2002.
(5) Includes 5,833 shares of common stock issuable upon exercise of stock options granted to Mr. Frankel, but excludes 417 shares of common stock issuable upon exercise of stock options which will not vest within 60 days of March 28, 2002. Also includes 2,500 shares of common stock that were issued to the accountancy firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard in exchange for services rendered in 1994. Mr. Frankel is a partner in such firm, but disclaims beneficial ownership of such shares.
(6) Includes 5,833 shares of common stock issuable upon exercise of stock options granted to Mr. Feirstein, but excludes 417 shares of common stock issuable upon exercise of stock options which will not vest within 60 days of March 28, 2002.
(7) Includes 960,738 shares of common stock issuable upon exercise of stock options and warrants to officers and directors.
(8) Represents certain investors in the Company's private placement during the three months ended March 31, 2002. The private placement offering consisted of units comprised of four shares of common stock and four common stock purchase warrants for each $1.00 invested. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance. Each common share amount presented herein consists of the shares of common stock sold to the investor, and assumes exercise of an equal number of currently exercisable warrants.


Changes in Control:

     The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   PART IV.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)   Reports on Form 8-K:

      The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 2001.

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


                                                   CINEMA RIDE, INC.
                                                   -----------------
                                                      (Registrant)



                                                   /s/ MITCHELL J. FRANCIS
Date:  April 12, 2002                         By:  ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                   /s/ MITCHELL J. FRANCIS
Date:  April 12, 2002                         By:  ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer,
                                                   President, Chief Financial
                                                   Officer and Chairman of the
                                                   Board of Directors




                                                   /s/ BENJAMIN FRANKEL
Date:  April 12, 2002                         By:  ___________________________
                                                   Benjamin Frankel
                                                   Director





                                                   /s/ NORMAN FEIRSTEIN
Date:  April 12, 2002                         By:  ___________________________
                                                   Norman Feirstein
                                                   Director

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



Independent Auditors' Report - Good Swartz Brown & Berns LLP

Consolidated Financial Statements:

      Consolidated Balance Sheets - December 31, 2001 and 2000

      Consolidated Statements of Operations - Years Ended December 31, 2001 and 2000

      Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years Ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements - Years Ended December 31, 2001 and 2000

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000


                                   CONTENTS





                                                        Page

Independent auditors' report                             F-1


Financial statements

    Consolidated balance sheets                          F-2

    Consolidated statements of operations                F-4

    Consolidated statements of stockholders' equity      F-5

    Consolidated statements of cash flows                F-6

    Notes to consolidated financial statements           F-7

                          Independent Auditors' Report





Board of Directors and Stockholders
Cinema Ride, Inc.
Studio City, California



We have audited the accompanying consolidated balance sheets of Cinema Ride, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cinema Ride, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and has a low level of capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Good Swartz Brown & Berns LLP
Los Angeles, California
March 29, 2002
                                       F-1

CINEMA RIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000






ASSETS

                                                                      2001          2000
                                                                ------------  ------------
Current assets
    Cash and cash equivalents                                    $    66,856    $   109,834
    Prepaid expenses and other current assets                         35,096         57,791
                                                                 -----------    -----------

               Total current assets                                  101,952        167,625
                                                                 -----------    -----------

Property and equipment
    Office equipment and furniture                                   111,180        110,033
    Equipment under capital lease                                    172,854        208,236
    Leasehold improvements                                         1,061,682      1,062,582
    Theater and film equipment                                     1,868,804      1,696,972
                                                                 -----------    -----------

                                                                   3,214,520      3,077,823
    Less accumulated depreciation                                 (2,258,404)    (1,989,420)
                                                                 -----------    -----------

                                                                     956,116      1,088,403

Other assets
    Visual effects library, net of accumulated amortization of
       $1,009,540 and $940,193 for 2001 and 2000, respectively        83,230        152,577
    Investment in joint venture                                      323,795        360,725
    Consulting agreement                                               7,803         18,207
    Deferred lease costs and other assets                             53,291         91,826
                                                                 -----------    -----------
                                                                     468,119        623,335

                                                                 $ 1,526,187    $ 1,879,363
                                                                 ===========    ===========









See notes to consolidated financial statements.

CINEMA RIDE, INC. AND SUBSIDIARIES

DECEMBER 31, 2001 AND 2000





LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       2001           2000
                                                                  ------------   ------------
Current liabilities
    Accounts payable and accrued expenses                          $   456,454    $   260,829
    Current portion of capital lease obligations                        46,414         48,854
    Current portion of notes payable                                   827,908        732,327
                                                                   -----------    -----------

               Total current liabilities                             1,330,776      1,042,000
                                                                   -----------    -----------

Long-term debt
    Obligations under capital lease, less current portion               79,801         38,727
    Notes payable, less current portion                                 47,991           --
    Loan payable, officer                                                 --          120,000
    Deferred rent                                                       45,601         63,254
                                                                   -----------    -----------

                                                                       173,393        221,981

Commitments (Note 10)

Stockholders' equity
    Preferred stock, $.01 par value; 500,000 shares authorized;
       none issued                                                        --             --
    Common stock, $.08 par value; 20,000,000 shares authorized;
       1,945,900 and 789,823 shares issued and outstanding as of
       December 31, 2001 and 2000, respectively                        155,672         63,186
    Additional paid-in capital                                       9,323,798      9,224,569
    Accumulated deficit                                             (9,457,452)    (8,672,383)
                                                                   -----------    -----------

                                                                        22,018        615,372
                                                                   -----------    -----------

                                                                   $ 1,526,187    $ 1,879,363
                                                                   ===========    ===========







See notes to consolidated financial statements.

CINEMA RIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                              2001          2000
                                                                       ------------    ------------

Revenues                                                                 $2,375,546    $ 2,760,309

Direct costs of revenues                                                  1,294,113      1,474,949

Selling and marketing expenses                                              162,808        247,588

General and administrative expenses                                       1,113,813        978,529

Depreciation and amortization                                               359,186        381,788

Start-up cost of new venture                                                 43,763              -
                                                                       ------------    ------------

Loss from operations                                                       (598,137)      (322,545)

Other income (expense)
    Equity in net income (loss) of joint venture                             12,758         (6,715)
    Interest income                                                             733          3,399
    Interest expense                                                       (200,423)      (184,422)
                                                                       ------------    ------------

                                                                           (186,932)      (187,738)
                                                                       ------------    ------------

Net loss                                                                $  (785,069)   $  (510,283)
                                                                       ============    ============




Basic and diluted loss per common share                                 $    (0.53)    $     (0.66)
                                                                       ============    ============

Basic and diluted weighted average common shares outstanding              1,464,202        778,740
                                                                       ============    ============




See notes to consolidated financial statements.

CINEMA RIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                 Common stock
                             --------------------       Additional                        Total
                             No. of                       Paid-in       Accumulated    stockholders'
                             shares        Amount         capital         deficit          equity
                             -------       ------      -------------   -------------    ----------
Balance,
   December 31, 1999          731,823       $58,546    $9,212,209      $(8,162,100)     $1,108,655


Common stock issued
   for services rendered       58,000         4,640        12,360                           17,000


Net loss                                                                  (510,283)       (510,283)
                          -----------   -----------   -----------     ------------    ------------

Balance,
   December 31, 2000          789,823        63,186     9,224,569       (8,672,383)        615,372

Issuance of common
   stock on exercise of
   warrants                   923,077        73,846        46,154                          120,000

Issuance of common
   stock for services
   rendered                   233,000        18,640         5,825                           24,465

Issuance of warrants
   to lender                        -             -        47,250                           47,250

Net loss                                                                  (785,069)       (785,069)
                          -----------   -----------   -----------    -------------    ------------
Balance,
   December 31, 2001        1,945,900      $155,672    $9,323,798      $(9,457,452)   $     22,018
                            =========      ========    ==========      ===========    ============






See notes to consolidated financial statements.

CINEMA RIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                              2001           2000
                                                                         -------------  -------------
Cash flows from operating activities
    Net loss                                                          $    (785,069)   $  (510,283)
    Adjustments to reconcile net loss to cash used by
       operating activities
         Depreciation and amortization                                      359,186        381,788
         Common stock issued to employees and outside
            consultants                                                      24,465         17,000
         (Income) loss in equity of joint venture                           (12,758)        (6,715)
         Amortization of consulting agreement                                10,404         10,404
         Amortization of deferred financing costs                            64,930         12,418
         Changes in operating assets and liabilities
            Prepaid expenses and other current assets                        22,695        (31,987)
            Deposits                                                              -          8,960
            Accounts payable and accrued expenses                           265,783         41,704
            Deferred rent                                                   (17,653)       (20,807)
                                                                      -------------    -----------
Net cash used in operating activities                                       (68,017)       (84,088)
                                                                      -------------    -----------

Cash flows from investing activities
    Dividends received from joint venture                                    80,661         44,223
    Decrease in receivable from officer                                           -          8,069
    Purchase of property and equipment                                       (3,197)       (42,861)
                                                                      -------------    -----------
Net cash provided by investing activities                                    77,464          9,431
                                                                      -------------    -----------

Cash flows from financing activities
    Payments on notes payable                                               (14,651)       (98,238)
    Principal payments under capital lease obligations                      (37,774)       (37,460)
                                                                      -------------    -----------
Net cash used in financing activities                                       (52,425)      (135,698)
                                                                      -------------    -----------

Net decrease in cash and cash equivalents                                   (42,978)      (210,355)
Cash and cash equivalents, beginning of year                                109,834        320,189
                                                                      -------------    -----------

Cash and cash equivalents, end of year                                $      66,856    $   109,834
                                                                      =============    ===========


Supplemental disclosures of cash flow information
    Cash paid for
       Income taxes                                                   $       1,840    $         -
                                                                      =============    ===========
       Interest                                                       $      84,141    $   165,635
                                                                      =============    ===========


See notes to consolidated financial statements.

CINEMA RIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000



1.   Basis of presentation - going concern

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses has a low level of capital and had a working capital deficit at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        The Company will require additional capital to fund operating and debt service requirements, as well as to fund expansion plans and possible acquisitions, mergers, and joint ventures. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. The Company undertook a private placement of its securities. See Note 13.


2.   Summary of significant accounting policies and business activity

        Business activity

          Cinema Ride, Inc. (the "Company) was incorporated in Delaware in April 1993. The Company is in the business of developing and operating rides consisting of motion simulator attractions ("attractions" or "rides") and filmed entertainment ("ride films") that combines projected three-dimensional ("3-D") action films, of approximately four minutes in duration, with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The Company opened its first attraction in Las Vegas in October, 1994. The Company's executive offices are located in Studio City, California.

          During 1995, the Company established a wholly owned subsidiary, Cinema Ride Edmonton, Inc., a Canadian corporation that operates one motion simulator ride Facility located at the West Edmonton Mall in Alberta, Canada. During the years ended December 31, 2001 and 2000, revenues and long-lived assets for Cinema Ride Edmonton, Inc. were $197,304 and $271,956 and $258,098 and $236,308, respectively.

          During 1996, the Company established a wholly owned subsidiary, Cinema Ride Times Square, Inc., a New York corporation.

          All significant intercompany transactions and balances have been eliminated in consolidation.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000




2.   Summary of significant accounting policies and business activity -
     Continued

     Business and credit concentration

        The company's cash balances in financial institutions at times may exceed federally insured limits. The company had approximately $66,856 and $109,34 in deposits at various banks at December 31, 2001 and 2000, respectively. These deposits are federally insured up to $100,000 at each bank.

     Property and equipment

        Property and equipment are stated at cost. Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets which range from five to ten years.

     Retirement plan

        The Company has a 401(k) retirement plan. The plan covers substantially all employees. Under the plan, participants may defer the receipt of up to twelve percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to the sum of 25% of each dollar deferred, limited to 1% of the participants' compensation. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total retirement plan expense amounted to $3,966 and $3,501 for the years ended December 31, 2001 and 2000, respectively.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000




2.      Summary of significant accounting policies and business activity -
        Continued

     Visual effects costs

        Visual effects costs are stated at cost less accumulated amortization. Expected useful lives are estimated at 5 years. Visual effects costs consist of costs incurred to develop film used in the attractions.

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

        The carrying amount of long-term debt and capital lease obligations approximate fair value because the interest rates on these instruments approximate the rate the Company could borrow at December 31, 2001.

     Foreign currency translation

        Foreign currency denominated assets and liabilities of the subsidiary where the United States dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency was the U.S. dollar. The remeasurement of local currency into U.S. dollars creates translation adjustments which are included in income. The translation exchange losses in 2001 and 2000 were $(3,627)and $979, respectively.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000



2.   Summary of significant accounting policies and business activity -
     Continued

     Revenue recognition

        The Company recognizes revenue at the time that tickets are sold. Accordingly, the Company does not have accounts receivable associated with sales transactions.

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

     Loss per share

        The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the years ended December 31, 2001 and 2000, basic and diluted earnings per share amounts are the same. Since the Company incurred losses for the years ended December 31, 2001 and 2000, the calculation of diluted per share amounts would result in an anti-dilutive calculation which is not permitted and therefore not included.

     Statement of cash flows

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000


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

        Advertising costs

          Advertising costs are charged to operations at the time the costs are incurred. Advertising costs charged to operations were $159,779 and $264,231 at December 31, 2001 and 2000, respectively.

        Impairment of Long-Lived Assets

          Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.

        New accounting pronouncement

          SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets will be adopted in year ended December 31, 2002. It is not expected to have a material impact on the Company's financial statements.
                                      F-11

CINEMA RIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2001 AND 2000




3.   Consulting agreement with former officer

        The Company is amortizing the balance of a consulting agreement with a former officer over the period of the consulting contract. The balance of the remaining unamortized consulting agreement at December 31, 2001 and 2000 are $7,803 and $18,207, respectively.


4.   Investment in joint venture

        May 29, 1998, the Company entered into a three-year joint venture agreement with Dave & Buster's, Inc., to install the Company's 3-D motion simulation theater at Dave & Buster's, Inc. Atlanta facility. The original agreement has not been formally extended and the operations are continuing on a month-to-month basis. The Company was responsible for the transportation and installation of the theater. The Company incurred $95,924 in transportation and installation costs relating to this facility in addition to $367,683 in equipment costs. Dave and Buster's, Inc., was responsible for providing the space in its Atlanta facility and preparing the premises for installation. The installation was completed and operational on September 14, 1998. The agreement requires the Company to own the theater. In addition, each party to the agreement share certain operating expenses and revenue equally. The agreement also requires the Company to be solely obligated for certain expenses. The Company received distributions from the joint venture of $80,661 and $44,223 in 2001 and 2000, respectively. The company incurred certain expenses, for which it is solely responsible, of approximately $76,000 and $63,000 for the years ended December 31, 2001 and December 31, 2000, respectively.

        Summarized financial information for the joint venture is as follows:

                                                  Year ended December 31,
                                                   2001          2000
                                               ------------  -------------
          Sales                               $   240,239   $   234,674
          Net income                              178,989       148,780


CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000




5.   Income taxes

        The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets as follows:

                                                         2001           2000
                                                    ------------  ------------
          Net operating loss carryforward          $ 2,760,600   $ 2,733,013
          Less valuation allowance                  (2,760,600)   (2,733,013)
                                                    -----------   ------------

                                                   $         -   $         -
                                                    ===========  =============

        The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets. As of December 31, 2001, for federal income tax purposes, the Company has approximately $7,950,000 in net operating loss carryforwards expiring through 2020. As of December 31, 2001, for State tax purposes, the Company has approximately $2,065,967 in net operating loss carryforwards expiring through 2010.


6.   Obligations under capital leases

        At December 31, 2001, equipment included assets under capitalized lease obligations of $172,854 less accumulated amortization of $33,665.

        Minimum future lease payments under capital lease obligations for equipment are as follows:

          Year ended December 31,
                  2002                                          $  59,851
                  2003                                             37,493
                  2004                                             33,950
                  2005                                             16,643
                  Thereafter                                       11,058
                                                                ---------
                                                                  158,995
                  Amount representing interest                    (32,780)
                                                                ---------
                  Present value of minimum lease payments         126,215
                  Less current portion                             46,414
                                                                ---------
                                                                $  79,801
                                                                =========

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000


7.   Notes payable

        On December 31, 1996, the Company closed a financing agreement (the "Financing Agreement") with Finova Technology Finance, Inc. (The "Lender") structured as a sale leaseback transaction of certain equipment owned by the Company. On June 1, 2001, the financing agreement was amended to reduce the monthly payments from $21,789 to $10,674 and to extend the maturity date to March 2002, with a change in the balloon payment to the remaining amount of the loan. In addition, certain other terms were amended, including repricing of existing options and issuance of new options. The balance of the loan at December 31, 2001 and 2000 was $780,613 and $732,327, respectively. Management is restructuring its agreement with the lender to extend the repayment of the loan.

        Minimum future payments under note payable to lender cannot be determined because of the Company's debt restructuring negotiations. As of December 31, 2001, the entire amount is classified as a current liability.

        On July 18, 2001, the Company entered into an agreement to purchase a sign, previously recorded as a capital lease, from its manufacturer. The loan is collateralized by the sign and bears an annual interest rate of 15%. The monthly payments are $2,466 and the loan matures June 2004.

        On April 19, 2001, the Company settled a vendor accounts payable by agreeing to pay $2,000 until September 2002. The settlement is non-interest bearing and unsecured.

        The aggregate maturities of long-term debt as of December 31, 2001 are as follows:

          Years ending December 31,
                  2002                                    $  827,908
                  2003                                        32,519
                  2004                                        15,472
                                                         -----------
                                                          $  875,899
                                                         ===========

8.   Loan payable to officer

        On February 2, 1999, the Company entered into a loan agreement with its Chief Executive Officer. The loan agreement amends the existing notes payable to the officer so as to allow the Company the right to demand repayment within 90 days of a written request. Also, the loan agreement includes a line of credit from the CEO to the Company in the amount of $120,000 that matures on October 31, 2002 and bears interest at 12% per annum. The line of credit provides a security interest in the Company's assets. As consideration for executing this agreement, the Company has granted the Chief Executive Officer 1,538,461 stock warrants. Each stock warrant allows the holder the right to purchase one share of common stock at an exercise price of $.13 per share, representing the per share market price on the date thereof, and expires on February 2, 2004.

        As of December 31, 2001 and 2000, $-0- and $120,000 was outstanding on this loan.

        During 2001, the CEO exercised 923,077 warrants in repayment of the loan amount. Accordingly, 615,384 warrants remain as of December 31, 2001.

CINEMA RIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2001 AND 2000


9.   Stock-based compensation plans

        At December 31, 2001, the Company had various stock-based compensation plans, which are described below.

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

     Option Activity

        Option activity during the year ended December 31, 2001 is as follows:

                                                                      Weighted
                                                         Number       average
                                                           of         exercise
                                                         Options       price
                                                         -------      --------
          Balance outstanding, December 31, 2000         498,188        $.40
          Options granted                                210,000         .15
          Options exercised                                    -           -
          Options expired                                      -           -
                                                         -------        ----
                                                         708,188        $.36
                                                         =======        ====
          Options exercisable at December 31, 2001       370,688
                                                         =======

                                      F-15

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000


9.   Stock-based compensation plans - Continued

     Option Activity

        Information relating to stock options at December 31, 2001 summarized by exercise price are as follows:


                                Outstanding                            Exercisable
                    ------------------------------------        --------------------------
                                   Weighted Average                             Weighted
                                                                                 Average
 Exercise Price                  Life         Exercise                          Exercise
    Per Share       Shares      (Years)         Price            Shares           Price
------------------  --------    --------      ----------        ---------       ----------
      $0.50         300,000         5.0     $      0.50          100,000      $      0.50
      $0.43         132,688         5.3     $      0.43          132,688      $      0.43
      $0.39          14,666         6.3     $      0.39           14,666      $      0.39
      $0.38             834        10.0     $      0.39                -      $      0.38
      $0.25          50,000         4.0     $      0.25           50,000      $      0.25
      $0.15         150,000         5.0     $      0.15           50,000      $      0.15
      $0.15          60,000         5.0     $      0.15           60,000      $      0.15
                    --------    --------      ----------        ---------       ----------
  $0.15 - $0.50     708,188         5.0     $      0.36          407,354      $      0.22
==================  ========    ========      ==========        =========       ==========

        The Company has also agreed to issue options to its CEO for up to 800,000 shares if certain performance criteria are met.

        All stock options and warrants issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000 would have been reduced to the pro forma amounts presented below:

                                              December 31,
                                       ---------------------------
                                          2001           2000
                                       -----------    -----------
Net loss
    As reported                        $(785,069)     $  (510,283)
    Pro forma                          $(909,544)     $  (522,033)

Loss per share
    As reported                        $   (0.53)     $     (0.66)
    Pro forma                          $   (0.62)     $     (0.67)
                                       =========      ===========

        The fair value of options granted are estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for 2001 and 2000, expected life of 5 and 3 years: expected volatility of 256% and 208%, risk-free interest rates of 6.1% and 6.5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2001 and 2000 approximated $.15 and $0.47 per option, respectively.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000





10.  Commitments

        The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company leases retail space for its attractions in Las Vegas, Nevada, Edmonton, Canada and Elizabeth, New Jersey.

        Deferred rent at December 31, 2001 and 2000 was $45,601 and $63,254, respectively. Deferred rent is being reduced over the associated remaining lease term, approximately $17,600 per year.

        Minimum future rental payments for each of the next five years and thereafter is as follows:


          Year ending December 31,
                  2002                                $  417,432
                  2003                                   424,040
                  2004                                   335,748
                  2005                                   164,904
                                                      ----------
                                                      $1,342,124
                                                      ==========

        In addition, some leases require the payment of additional rent if sales exceed a certain level.

        Effective September 1, 2000, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8%, annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000. The agreement also approves the granting of additional performance options based on various occurrences such as the opening of new locations, obtaining additional funds, and attaining and maintaining certain market price for the Company's common stock.

        During 2001, the Company granted to its CEO an option to purchase 800,000 shares of common stock, which vest based upon the attainment of certain milestones achieved by the Company.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000





10.  Commitments - Continued

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

        Effective November 1, 2001, the services of the president are being provided by a corporation related to the president. This agreement is on a month-to-month basis.


11.  New Venture

        The Company has committed to invest in a newly created joint venture. The new joint venture is unrelated to the Company's core business, however, it is anticipated that company personnel will actively oversee the operations of the new joint venture. The new venture will initially sell show tickets to Las Vegas shows from a location in Las Vegas. The amount of investment is anticipated to be approximately $250,000. It is not known as of March 29, 2002 if the new venture will be accounted for under the equity method of accounting or if the company will have sufficient control to allow it to consolidate its operations. Management is continuing negotiations on these and other matters. During the year ended December 31, 2001, the Company has incurred approximately $44,000 of expenses and has acquired approximately $55,000 of equipment under capital lease associated with this new venture. The Company anticipates transferring the capital equipment and associated liabilities to the new venture, once the venture has been created. It is anticipated the venture will begin operation in the later part of 2002.

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000





12.   Litigation

        The Company is currently a party to claims being made against it by its former Chief Financial Officer (CFO). The claims are for breach of contract and wrongful termination. The claims are being asserted with the American Arbitration Association, as required in the employment agreement between the Company and its former CFO. The arbitrator has determined the Company is liable for breach of contract damages. The damage award has not been established. The discovery phase is continuing for the wrongful termination claim. The Company is actively defending this matter.

        Management has accrued a liability for these claims in an amount which it believes to be adequate.

        A change in the estimated settlement accrual is reasonably possible until all damage awards are determined.


13.   Non-cash financing and investing activities

        The following non-cash transactions have occurred:
                                                                            2001            2000
                                                                      ------------    ------------
         Common stock issued for services                              $     24,465    $    17,000
                                                                       ============    ===========

         Common stock issued upon warrant exercise for settlement
         of officer loan payable                                       $   120,000     $         -
                                                                        ===========    ===========

         Transfer of capital lease obligation to notes payable         $   133,500     $         -
                                                                        ===========    ===========

         Warrants issued to lender                                     $     47,250    $         -
                                                                       =============   ===========

         Conversion of accounts payable to notes                       $     41,225    $         -
                                                                       ============    ===========

         Acquisition of capital lease assets and related obligation    $   104,093     $         -
                                                                       ============    ===========

CINEMA RIDE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2001 AND 2000





14.  Subsequent events

        Private placement efforts

          Subsequent to December 31, 2001, the Company undertook a private placement offering of common stock and common stock warrants. The offering is set at $0.25 per unit. Each unit consists of one share of stock and one warrant to purchase stock at $0.50. The offering is being conducted by the Company's management team and others. Offering costs will only be incurred pertaining to the proceeds raised by others and will be paid in cash or common stock of the Company. As of March 29, 2002, the proceeds associated with the offering approximated $281,500. Some of the proceeds were used to satisfy operating cash flow requirements of the Company's core business operations. The proceeds received consisted of the subscription of 1,149,000 shares of common stock and 1,149,000 common stock warrants. As of March 29, 2001 no warrants were exercised in connection with this offering. All shares associated with this offering will be unregistered shares, but carry the right to be registered in the future.

        Commitment to issue shares

          Subsequent to December 31, 2001, the Company plans to issue 75,000 to a consulting company for services to be performed and plans to issue 625,000 shares to employees, directors and consultants.

                              INDEX TO EXHIBITS

Exhibit
Number      Description of Document
------      -----------------------

3.1         Certificate of Incorporation, as amended. (1)(P)
3.2         Bylaws of the Company. (1)(P)
10.1        Cinema Ride, Inc. Stock Option Plan. (1)(P)(C)
10.2 Equipment lease between the Company and Sign Systems dated April 6, 1995. (2)(P)
10.3 Lease between the Company and Forum Developers Limited Partnership dated July 2, 1993. (1)(P)
10.4 Amendment to lease between the Company and Forum Developers Limited Partnership dated May 18, 1993. (1)(P)
10.5 Third lease amendment between the Company and Forum Developers Limited Partnership dated July 27, 1994. (1)(P)
10.6 Fourth lease amendment between the Company and Forum Developers Limited Partnership dated December 30, 1995. (2)(P)
10.7 Form of Promissory Note and Security Agreement (stock pledge) of Mitchell J. Francis dated July 5, 1995. (3)(P)
10.8 Standard Office Lease - Gross between the Company and WFC Ventures L.P. dated March 21, 1995. (3)(P)
10.9        First Lease Amendment between the Company and WFC Ventures L.P.
            dated April 15, 1995. (3)(P)
10.10 Lease between the Company and West Edmonton Mall Property Inc. dated July 17, 1995. (3)(P)
10.11 Amendment to lease between the Company and West Edmonton Mall Property Inc. dated April 7, 1998. (7)
10.12 Master Equipment Lease Agreement between the Company and Finova Technology Finance, Inc. dated December 12, 1996. (4)
10.13 Amendment to Master Equipment Lease Agreement between the Company and Finova Technology Finance, Inc. dated March 10, 1999. (6)
10.14 Form of employment agreement with Mitchell J. Francis dated September 1, 2000. (7)(C)
10.16       Joint Venture Agreement with Dave & Buster's, Inc. dated May 29,
            1998. (6)
10.17 Loan Agreement between the Company and Mitchell J. Francis dated February 2, 1999. (6)
10.18       1995 Directors Stock Option Plan. (6) (C)
10.19       Warrant expiring February 2, 2002 to Mitchell J. Francis. (6)
10.20 Lease between the Company and Jersey Gardens Mall dated October 19, 1999. (7)
10.21 Amendment No. 1 to Warrant Certificate issued to Finova Capital Corporation to purchase 12,500 shares of common stock at $1.00 per share. (8)
10.22 Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $0.50 per share. (8)
10.23 Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $1.00 per share. (8)
10.24 Warrant Holder Rights Agreement between the Company and Finova Capital Corporation. (8)
10.25 Second Modification Agreement and Waiver of Defaults between the Company and Finova Capital Corporation dated June 25, 2001. (8)
10.26 Lease Modification Agreement between Cinema Ride times Square, Inc. and Elizabeth Metromall LLC dated June 13, 2001. (8)

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

(7) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(8) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, and incorporated herein by reference.


(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-KSB.

(C)   Indicates compensatory plan, agreement or arrangement.