Form 10QSB
period 2002-03-31
CINEMA RIDE INC
filed 2002-05-15
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2002, the Company had 3,874,550 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

        Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001

        Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2002 and 2001

        Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2002 and 2001

        Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2002 and 2001

  Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                       Cinema Ride, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                      March 31,      December 31,
                                        2002             2001
                                     -----------     ------------
                                     (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents          $   89,125       $   66,856
  Prepaid expenses and other
    current assets                       38,616           35,096
                                      ---------        ---------
Total current assets                    127,741          101,952
                                      ---------        ---------

Property and equipment:
  Office equipment and furniture        111,180          111,180
  Equipment under capital lease         172,854          172,854
  Leasehold improvements              1,061,682        1,061,682
  Theater and film equipment          1,881,436        1,868,804
                                      ---------        ---------
                                      3,227,152        3,214,520

  Less accumulated depreciation      (2,327,166)      (2,258,404)
                                      ---------        ---------
                                        899,986          956,116
                                      ---------        ---------

Other assets:
  Visual effects library, net of
    accumulated amortization of
    $1,026,184 and $1,009,540 at
    March 31, 2002 and December
    31, 2001, respectively               66,586           83,230
  Investment in joint venture           315,177          323,795
  Consulting agreement                    5,202            7,803
  Deferred lease costs and other
    assets                               28,058           53,291
                                      ---------        ---------
                                        415,023          468,119
                                      ---------        ---------
Total assets                         $1,442,750       $1,526,187
                                      =========        =========




                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                       March 31,    December 31,
                                         2002            2001
                                     -----------     ------------
                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    expenses                         $  301,431       $  456,454
  Current portion of capital
    lease obligations                    40,332           46,414
  Current portion of notes
    payable (Note 2)                    135,783          827,908
                                      ---------        ---------
Total current liabilities               477,546        1,330,776
                                      ---------        ---------

Non-current liabilities:
  Capital lease obligations,
    less current portion                 72,851           79,801
  Notes payable, less current
    portion (Note 2)                    721,560           47,991
  Deferred rent                          41,188           45,601
                                      ---------        ---------
                                        835,599          173,393
                                      ---------        ---------

Commitments and contingencies
  (Note 3)

Stockholders' equity (Note 4):
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                            -                -
Common stock, $0.08 par value -
  Authorized - 20,000,000 shares
  Issued and Outstanding -
  3,874,550 shares and 1,945,900
  shares at March 31, 2002 and
  December 31, 2001, respectively       309,964          155,672
Additional paid-in capital            9,640,319        9,323,798
Accumulated deficit                  (9,820,678)      (9,457,452)
                                      ---------        ---------
Total stockholders' equity              129,605           22,018
                                      ---------        ---------
Total liabilities and
  stockholders' equity               $1,442,750       $1,526,187
                                      =========        =========








          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)


                                     Three Months Ended March 31,
                                     ----------------------------
                                         2002              2001
                                      ---------         ---------

Revenues                              $ 534,462         $ 557,191

Direct costs of revenues                320,003           360,401

Selling and marketing expenses           18,344            44,471

General and administrative
   expenses, including non-cash
   compensation expense of
   $183,563 in 2002 ($83,063 to
   officers and directors)
   (Note 4)                             427,882           219,591

Depreciation and amortization            91,065            85,073

Start-up costs of new business
   venture (Note 5)                      11,214             6,048
                                        -------           -------
Loss from operations                   (334,046)         (158,393)

Other income (expense):
  Equity in net income of
    joint venture                        16,610             7,715
  Interest income                            22               385
  Interest expense                      (45,812)          (49,828)
                                        -------           -------
Net loss                              $(363,226)        $(200,121)
                                        =======           =======

Net loss per common share -
  basic and diluted (Note 1)             $(0.15)           $(0.25)
                                           ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                   2,412,567           789,823
                                      =========           =======








          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


                                     Three Months Ended March 31,
                                     ----------------------------
                                         2002            2001
                                      ---------       ---------

Cash flows from operating activities:
Net loss                              $(363,226)      $(200,121)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization          91,065          85,073
  Common stock issued for services      183,563            -
  Equity in net income of joint
    venture                             (16,610)         (7,715)
  Amortization of consulting
    agreement                             2,601           2,600
  Amortization of deferred
    financing costs                      19,574           3,105
  Changes in operating assets and
    liabilities:
    (Increase) decrease in:
      Prepaid expenses and other
        current assets                   (3,520)         24,933
    Increase (decrease) in:
      Accounts payable and
        accrued expenses               (149,023)        106,682
      Deferred rent                      (4,413)         (4,414)
                                        -------         -------
Net cash provided by (used in)
  operating activities                 (239,989)         10,143
                                        -------         -------






                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)


                                     Three Months Ended March 31,
                                     ----------------------------
                                         2002            2001
                                      ---------       ---------

Cash flows from investing activities:
  Purchase of property and equipment  $ (12,632)      $    (247)
  Dividends received from joint
    venture                              25,228          10,427
                                        -------         -------
Net cash provided by investing
  activities                             12,596          10,180
                                        -------         -------

Cash flows from financing activities:
  Payments on notes payable             (18,556)        (11,636)
  Principal payments on capital
    lease obligations                   (13,032)        (11,587)
  Sale of securities                    281,250            -
                                        -------         -------
Net cash provided by (used in)
  financing activities                  249,662         (23,223)
                                        -------         -------

Cash and cash equivalents:
  Net increase (decrease)                22,269          (2,900)
  At beginning of period                 66,856         109,834
                                        -------         -------
  At end of period                    $  89,125       $ 106,934
                                        =======         =======








          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2002 and 2001


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

Joint Venture - The Company is a party to a joint venture agreement with Dave & Buster's, Inc., pursuant to which it has installed a 3-D motion simulation theater at the Dave & Buster's, Inc. facility in Atlanta, Georgia. The joint venture agreement has not been formally extended and the operations are continuing on a month-to-month basis. Each party to the joint venture agreement shares the joint venture's revenues and operating expenses equally. The joint venture agreement also required the Company to be solely responsible for certain administrative expenses.

Comments - The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001. The consolidated balance sheet as of December 31, 2001 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

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

Reclassification - Certain amounts have been reclassified in 2001 to conform with the presentation in 2002.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at March 31, 2002 and December 31, 2001. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements, as well as to fund its new business venture (see Note 5). The Company has been exploring various alternatives to raise this required capital and has raised a portion of the required capital, but there can be no assurances that the Company will ultimately be successful in this regard. During the three months ended March 31, 2002, the Company raised $281,250 of new capital through the sale of its equity securities, which has been used primarily to fund existing operations. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance. The Company is continuing its efforts to raise new capital subsequent to March 31, 2002. The Company is attempting to raise a total of up to $750,000 of new capital during 2002.

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

Foreign Currency Translation - Foreign currency denominated assets and liabilities of the subsidiary where the United States dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency was the United States dollar. The remeasurement of local currency into United States dollars creates translation adjustments which are immaterial and which are included in the statement of operations.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2002, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 1,508,188 shares and 1,880,009 shares of common stock, respectively.

Stock-Based Compensation - The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

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

The Company periodically issues shares of common stock for services or for financing costs. Such shares are valued based on the market price on the transaction date, adjusted for factors such as trading restrictions, registration rights, trading volume and market liquidity, which generally results in a reduction ranging from 25% to 33% to the market price at the transaction date.


2.  Note Payable to Secured Lender

On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc., which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, repayable over a four year period at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bore interest at 16.75% per annum. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00.

Effective June 25, 2001, the Company completed a Second Modification Agreement and Waiver of Defaults with the lender, which provided for: (1) the waiver of all prior payment defaults; (2) the reduction of the monthly payment from $21,789 to $10,674, which represents interest only payments at 16.75% per annum;
(3) the increase in the principal balance due the lender of accrued interest payable of $50,083; (4) the acceleration of the due date of the loan from January 1, 2004 to March 1, 2002; (5) the repricing of a common stock purchase warrant previously issued to the lender to purchase 12,500 shares of common stock exercisable through December 31, 2003, which reduced the exercise price from $16.00 per share to $1.00 per share; (6) the issuance of common stock purchase warrants to the lender to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011; and (7) the revision of the lender's Warrant Holder Rights Agreement to eliminate demand registration rights.

The Company calculated the fair value of the warrants to purchase an aggregate of 50,000 shares of common stock and the repricing of the warrant to purchase 12,500 shares of common stock pursuant to the Black-Scholes option pricing model. The aggregate fair value of $47,250 was recorded as deferred financing costs, and was amortized to financing expense through March 1, 2002. In addition, previously recorded deferred financing costs were amortized to financing expense through the accelerated due date of the loan of March 1, 2002.

The balance of this loan was $780,613 at December 31, 2001. As a result of this loan being due in full on March 1, 2002, the Company classified the entire obligation to the lender as a current liability in the consolidated financial statements at December 31, 2001. Required monthly payments on such loan were in arrears at December 31, 2000 and 2001, and the Company did not make the balloon payment due on March 1, 2002.

Effective April 17, 2002, the Company completed a Third Modification Agreement and Waiver of Defaults with the lender, which provided for: (1) the waiver of all prior payment defaults; (2) interest on the unpaid balance at 16.64% per annum; (3) the payment of interest only for the months of March, April and May 2002; and (4) commencing June 2002, monthly payments of principal and interest of $18,955 for a period of five years. As a result of the completion of this agreement, the balance of this loan was reclassified at March 31, 2002, with $88,488 classified as a current liability and $681,451 classified as a long-term liability.


3.  Legal Proceedings

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


4.  Stockholders' Equity

On March 13, 2001, the Company granted to its Chief Executive Officer a stock option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option is exercisable in four equal increments of 200,000 shares at exercise prices of $0.38, $1.00, $1.50 and $2.00 per share, respectively. The fair market value of the common stock on March 13, 2001 was $0.37 per share. The stock option vests based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which had been reached as of March 31, 2002. In accordance with accounting for such stock options utilizing the intrinsic value method, no compensation expense has been recorded in the Company's consolidated financial statements.

On January 28, 2002, the Company issued to various employees and consultants an aggregate of 350,000 shares of common stock as a bonus. The aggregate fair market value of $73,500 was charged to operations during the three months ended March 31, 2002.

On January 28, 2002, the Company issued to its Vice President of Operations 75,000 shares of common stock as a bonus. The aggregate fair market value of $15,750 was charged to operations during the three months ended March 31, 2002.

On January 28, 2002, the Company issued to each of its two non-employee directors 100,000 shares of common stock as a bonus. The aggregate fair market value of the 200,000 shares of $42,000 was charged to operations during the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company sold 1,149,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $287,250 of equity capital, which included accounts payable of $6,000 paid through the issuance of such securities. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance.

Effective January 3, 2002, the Company entered into a consulting agreement with a firm that provides for the issuance of 25,000 shares of common stock per month. During the three months ended March 31, 2002, the Company issued 75,000 shares to such firm. The aggregate fair market value of $24,750 was charged to operations during the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company issued 18,400 shares of common stock as commissions with respect to the private placement. The shares were recorded at their par value of $0.08 per share and charged to additional paid-in capital.

During the three months ended March 31, 2002, the Company issued 5,000 shares of common stock as a consulting fee. The aggregate fair market of $2,250 was charged to operations during the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company issued 56,250 shares of common stock to its Chief Executive Officer. The shares were issued as bonus pursuant to a provision of the Chief Executive Officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement. The aggregate fair market value of such shares of $25,313 was charged to operations during the three months ended March 31, 2002.

On February 4, 2002, the Company agreed to grant its Vice President of Operations a warrant to purchase 50,000 shares of common stock exercisable at $0.41 per share, which was the fair market value on the date of grant, if 2002 revenues from the Company's Las Vegas Facility are at least equal to 2001 revenues. As of March 31, 2002, this warrant had not vested.


5.  New Business Venture

The Company is developing a new business venture to market and sell show tickets from a site in Las Vegas, Nevada. The new venture will be owned by the Company and a third party company, and will be operated by the Company. The start-up of this new business venture is subject to finalization of documentation, and will require the Company to raise approximately $150,000 of additional capital, which will be utilized to fund the new business venture. There can be no assurances that the Company will be successful in raising this additional capital, or that even if the new business venture commences operations, it will ultimately be successful. The allocation of equity in the new business venture has not yet been determined. During the three months ended March 31, 2002 and 2001, the Company incurred $11,214 and $6,048, respectively, of costs related to the development of this new business venture. The Company currently anticipates that this new business venture will begin operations during the latter part of 2002, subject to the availability of funding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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


Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at March 31, 2002 and December 31, 2001. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements, as well as to fund its new business venture (see "New Business

Venture" and "Liquidity and Capital Resources - March 31, 2002" below). The Company has been exploring various alternatives to raise this required capital and has raised a portion of the required capital, but there can be no assurances that the Company will ultimately be successful in this regard. During the three months ended March 31, 2002, the Company raised $281,250 of new capital through the sale of its equity securities, which has been used primarily to fund existing operations. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance. The Company is continuing its efforts to raise new capital subsequent to March 31, 2002. The Company is attempting to raise a total of up to $750,000 of new capital during 2002.

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


New Business Venture:

The Company is developing a new business venture to market and sell show tickets from a site in Las Vegas, Nevada. The new venture will be owned by the Company and a third party company, and will be operated by the Company. The start-up of this new business venture is subject to finalization of documentation, and will require the Company to raise approximately $150,000 of additional capital, which will be utilized to fund the new business venture. There can be no assurances that the Company will be successful in raising this additional capital, or that even if the new business venture commences operations, it will ultimately be successful. The allocation of equity in the new business venture has not yet been determined. During the three months ended March 31, 2002 and 2001, the Company incurred $11,214 and $6,048, respectively, of costs related to the development of this new business venture. The Company currently anticipates that this new business venture will begin operations during the latter part of 2002, subject to the availability of funding.


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

Impairment of Long-Lived Assets:

The Company's long-lived assets include property and equipment and the visual effects library. At December 31, 2001, the net value of property and equipment and the visual effects library was $1,039,346, which accounted for 68.1% of the Company's total assets. At March 31, 2002, the net value of property and equipment and the visual effects library was $966,572, which accounted for 67.0% of the Company's total assets. In assessing the impairment of property and equipment and the visual effects library, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Investment in Joint Venture:

The Company has a 50% interest in a joint venture with Dave & Buster's, Inc. The value of the Company's investment in the joint venture was $323,795 at December 31, 2001, representing 21.2% of the Company's total assets. The value of the Company's investment in the joint venture was $315,177 at March 31, 2002, representing 21.8% of the Company's total assets. The Company periodically evaluates the recoverability of its investment in the joint venture based on the joint venture's current and prospective operating performance. If the Company determines that its investment in the joint venture is not recoverable, it will be required to recognize a loss in such period.

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


Results of Operations:

Three Months Ended March 31, 2002 and 2001 -

Revenues. Revenues decreased by $22,729 or 4.1% to $534,395 in 2002, as compared to $557,191 in 2001.

Direct Costs of Revenues. Direct costs of revenues decreased by $40,398 or 11.2% to $320,003 in 2002, as compared to $360,401 in 2001. Direct costs of revenues were 59.9% of revenues in 2002, as compared to 68.7% of revenues in 2001, as a result of a reduction in repairs, salaries and rent expense in 2002.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $26,127 or 58.8% to $18,344 in 2002, as compared to $44,471 in 2001, as a result of reduced marketing and promotional activities. Selling and marketing expenses were 3.4% of revenues in 2002, as compared to 8.5% of revenues in 2001.

General and Administrative Expenses. General and administrative expenses increased by $208,291 or 94.9% to $427,882 in 2002, as compared to $219,591 in
2001. Included in general and administrative expenses in 2002 was non-cash compensation of $183,563, including $83,063 to officers and directors. Excluding such non-cash compensation, general and administrative expenses increased by $24,728 or 11.3% in 2002 as compared to 2001.

Depreciation and Amortization. Depreciation and amortization increased by $5,992 or 7.0% to $91,065 in 2002, as compared to $85,073 in 2001.

Start-Up Costs of New Business Venture. The Company incurred start-up costs with respect to the development of its new business venture of $11,214 in 2002, as compared to $6,048 in 2001.

Loss from Operations. The loss from operations was $334,046 for the three months ended March 31, 2002, as compared to $158,393 for the three months ended March 31, 2001.

Interest Expense. Interest expense decreased by $4,016 or 8.1% to $45,812 in 2002, as compared to $49,828 in 2001, primarily as a result of a decrease in the amortization of deferred financing costs, which were fully amortized as of March 1, 2002.

Interest Income.  Interest income was $22 in 2002, as compared to $385 in 2001.

Equity in Net Income of Joint Venture. Equity in net income of joint venture was $16,610 in 2002, as compared to income of $7,715 in 2001.

Net Loss. Net loss was $363,226 the three months ended March 31, 2002, as compared to a net loss of $200,121 for the three months ended March 31, 2001.


Liquidity and Capital Resources - March 31, 2002:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties and capital leases to provide the resources necessary to develop its ride facilities and operate its business. During the three months ended March 31, 2002, the Company raised $281,250 of new capital through the sale of its securities, which has been used to fund existing operations. The Company is continuing its efforts to raise new capital subsequent to March 31, 2002. The Company is attempting to raise a total of up to $750,000 of new capital during 2002.

Operating Activities. The Company's operations utilized cash of $239,989 during the three months ended March 31, 2002, as compared to generating cash of $10,143 during the three months ended March 31, 2001. The increase in cash utilized in operations in 2002 as compared to 2001 was primarily a result of a decrease in accounts payable and accrued expenses.

At March 31, 2002, cash and cash equivalents had increased by $22,269, to $89,125, as compared to $66,856 at December 31, 2001. The Company had a working capital deficit of $349,805 at March 31, 2002, as compared to a working capital deficit of $1,228,824 at December 31, 2001 (which included the entire balance of the Company's note payable to its primary secured lender of $780,613), resulting in current ratios of .27:1 and .08:1 at March 31, 2002 and December 31, 2001, respectively. As a result of the completion of a modification agreement with the primary secured lender effective April 17, 2002, the balance of this loan was reclassified at March 31, 2002, with $88,488 presented as a current liability and $681,451 presented as a long-term liability.

Investing Activities. Net cash provided by investing activities was $12,596 and $10,180 for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002 and 2001, the Company purchased property and equipment of $12,632 and $247, respectively, and the Company received dividends from the Company's joint venture with Dave & Buster's, Inc. of $25,228 and $10,427, respectively.

Financing Activities. Net cash provided by financing activities was $249,662 for the three months ended March 31, 2002, as compared to utilizing cash of $23,223 for the three months ended March 31, 2001. During the three months ended March 31, 2002 and 2001, the Company made payments on notes payable of $18,556 and $11,636, respectively, and the Company made principal payments on capital lease obligations of $13,032 and $11,587, respectively.

During the three months ended March 31, 2002, the Company raised $281,250 of new capital through the sale of its equity securities, which has been used primarily to fund existing operations. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance. The Company is continuing its efforts to raise new capital subsequent to March 31, 2002. The Company is attempting to raise a total of up to $750,000 of new capital during 2002.


Transactions with Secured Lender:

On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc., which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, repayable over a four year period at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bore interest at 16.75% per annum. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00.

Effective June 25, 2001, the Company completed a Second Modification Agreement and Waiver of Defaults with the lender, which provided for: (1) the waiver of all prior payment defaults; (2) the reduction of the monthly payment from $21,789 to $10,674, which represents interest only payments at 16.75% per annum;
(3) the increase in the principal balance due the lender of accrued interest payable of $50,083; (4) the acceleration of the due date of the loan from January 1, 2004 to March 1, 2002; (5) the repricing of a common stock purchase warrant previously issued to the lender to purchase 12,500 shares of common stock exercisable through December 31, 2003, which reduced the exercise price from $16.00 per share to $1.00 per share; (6) the issuance of common stock purchase warrants to the lender to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011; and (7) the revision of the lender's Warrant Holder Rights Agreement to eliminate demand registration rights.

The Company calculated the fair value of the warrants to purchase an aggregate of 50,000 shares of common stock and the repricing of the warrant to purchase

12,500 shares of common stock pursuant to the Black-Scholes option pricing model. The aggregate fair value of $47,250 was recorded as deferred financing costs, and was amortized to financing expense through March 1, 2002. In addition, previously recorded deferred financing costs were amortized to financing expense through the accelerated due date of the loan of March 1, 2002.

The balance of this loan was $780,613 at December 31, 2001. As a result of this loan being due in full on March 1, 2002, the Company classified the entire obligation to the lender as a current liability in the consolidated financial statements at December 31, 2001. Required monthly payments on such loan were in arrears at December 31, 2000 and 2001, and the Company did not make the balloon payment due on March 1, 2002.

Effective April 17, 2002, the Company completed a Third Modification Agreement and Waiver of Defaults with the lender, which provided for: (1) the waiver of all prior payment defaults; (2) interest on the unpaid balance at 16.64% per annum; (3) the payment of interest only for the months of March, April and May 2002; (4) commencing June 2002, monthly payments of principal and interest of $18,955 for a period of five years. As a result of the completion of this agreement, the balance of this loan was reclassified at March 31, 2002, with $88,488 classified as a current liability and $681,451 classified as a long-term liability.


New Accounting Pronouncements:

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


ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 28, 2002, the Company issued to various employees and consultants an aggregate of 350,000 shares of common stock as a bonus. The aggregate fair market value of $73,500 was charged to operations during the three months ended March 31, 2002.

On January 28, 2002, the Company issued to its Vice President of Operations 75,000 shares of common stock as a bonus. The aggregate fair market value of $15,750 was charged to operations during the three months ended March 31, 2002.

On January 28, 2002, the Company issued to each of its two non-employee directors 100,000 shares of common stock as a bonus. The aggregate fair market value of the 200,000 shares of $42,000 was charged to operations during the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company sold 1,149,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $287,500 of equity capital, which included accounts payable of $6,000 paid through the issuance of such securities. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance.

Effective January 3, 2002, the Company entered into a consulting agreement with a firm that provides for the issuance of 25,000 shares of common stock per month. During the three months ended March 31, 2002, the Company issued 75,000 shares to such firm. The aggregate fair market value of $24,750 was charged to operations during the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company issued 18,400 shares of common stock as commissions with respect to the private placement. The shares were recorded at their par value of $0.08 per share and charged to additional paid-in capital.

During the three months ended March 31, 2002, the Company issued 5,000 shares of common stock as a consulting fee. The aggregate fair market of $2,250 was charged to operations during the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company issued 56,250 shares of common stock to its Chief Executive Officer. The shares were issued as a bonus pursuant to a provision of the Chief Executive Officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement. The aggregate fair market value of such shares of $25,313 was charged to operations during the three months ended March 31, 2002.

On February 4, 2002, the Company agreed to grant its Vice President of Operations a warrant to purchase 50,000 shares of common stock exercisable at $0.41 per share, which was the fair market value on the date of grant, if 2002 revenues from the Company's Las Vegas Facility are at least equal to 2001 revenues. As of March 31, 2002, this warrant had not vested.

The shares of common stock and warrants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

        (b) Reports on Form 8-K:

            Three Months Ended March 31, 2002 - None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  May 13, 2002               By:  __________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer,
                                       President, Chief Financial
                                       Officer and Chairman of
                                       the Board of Directors
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

                                INDEX TO EXHIBITS



Exhibit
Number  Description of Document
------  -----------------------

10.1 Third Modification Agreement and Waiver of Defaults between Cinema Ride, Inc. and Finova Capital Corporation dated April 17, 2002