Form 10QSB
period 2002-06-30
CINEMA RIDE INC
filed 2002-08-16
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2002

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

As of June 30, 2002, the Company had 5,149,800 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                                    INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001

      Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2002 and 2001

      Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2002 and 2001

      Notes to Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2002 and 2001

  Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                       Cinema Ride, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                      June 30,       December 31,
                                        2002             2001
                                     -----------     ------------
                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents         $   233,186       $   66,856
  Prepaid expenses and other
    current assets                       41,524           35,096
                                     ----------        ---------
Total current assets                    274,710          101,952
                                     ----------        ---------

Property and equipment:
  Office equipment and furniture        111,180          111,180
  Equipment under capital lease         172,854          172,854
  Leasehold improvements                947,766        1,061,682
  Theater and film equipment          1,864,406        1,868,804
                                     ----------        ---------
                                      3,096,206        3,214,520

  Less accumulated depreciation      (2,358,594)      (2,258,404)
                                     ----------        ---------
                                        737,612          956,116
                                     ----------        ---------

Other assets:
  Visual effects library, net of
    accumulated amortization of
    $1,042,828 and $1,009,540 at
    June 30, 2002 and December
    31, 2001, respectively               49,942           83,230
  Investment in joint venture           304,004          323,795
  Consulting agreement                    2,601            7,803
  Deferred lease costs and other
    assets                               33,030           53,291
                                     ----------        ---------
                                        389,577          468,119
                                     ----------        ---------
Total assets                        $ 1,401,899       $1,526,187
                                     ==========        =========


                                 (continued)

                       Cinema Ride, Inc. and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                       June 30,     December 31,
                                         2002            2001
                                     -----------     ------------
                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    expenses                        $   300,297       $  456,454
  Current portion of capital
    lease obligations                    35,404           46,414
  Current portion of notes
    payable (Note 2)                    190,065          827,908
                                     ----------        ---------
Total current liabilities               525,766        1,330,776
                                     ----------        ---------

Non-current liabilities:
  Capital lease obligations,
    less current portion                 64,802           79,801
  Notes payable, less current
    portion (Note 2)                    702,766           47,991
  Deferred rent                          36,775           45,601
                                     ----------        ---------
                                        804,343          173,393
                                     ----------        ---------

Commitments and contingencies
  (Note 3)

Stockholders' equity (Note 5):
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                            -                -
Common stock, $0.08 par value -
  Authorized - 20,000,000 shares
  Issued and Outstanding -
  5,149,800 shares and 1,945,900
  shares at June 30, 2002 and
  December 31, 2001, respectively       411,984          155,672
Additional paid-in capital            9,898,742        9,323,798
Accumulated deficit                 (10,238,936)      (9,457,452)
                                     ----------        ---------
Total stockholders' equity               71,790           22,018
                                     ----------        ---------
Total liabilities and
  stockholders' equity              $ 1,401,899       $1,526,187
                                     ==========        =========



         See accompanying notes to consolidated financial statements.

                      Cinema Ride, Inc. and Subsidiaries
              Consolidated Statements of Operations (Unaudited)


                                      Three Months Ended June 30,
                                      ---------------------------
                                         2002              2001
                                      ---------         ---------

Revenues                              $ 569,423         $ 600,932

Direct costs of revenues (Note 4)       352,987           278,795

Selling and marketing expenses           17,609            38,367

General and administrative
  expenses, including non-cash
  compensation expense of
  $74,193 in 2002 and $24,465
  in 2001 ($37,693 in 2002 and
  $12,600 in 2001 to officers
  and directors) (Note 5)               377,422           296,842

Depreciation and amortization            82,047            85,177

Start-up costs of new business
  venture (Note 6)                       17,309            10,082

Closure costs of New Jersey
  ride facility (Note 7)                119,023              -
                                        -------           -------
Loss from operations                   (396,974)         (108,331)

Other income (expense):
  Equity in net income of
    joint venture                         1,693             3,350
  Interest income                            11               213
  Interest expense                      (39,637)           (7,634)
  Other income                           16,649              -
                                        -------           -------
Net loss                              $(418,258)        $(112,402)
                                        =======           =======

Net loss per common share -
  basic and diluted (Note 1)             $(0.10)           $(0.10)
                                           ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                   3,998,799         1,175,182
                                      =========         =========




         See accompanying notes to consolidated financial statements.

                      Cinema Ride, Inc. and Subsidiaries
              Consolidated Statements of Operations (Unaudited)


                                       Six Months Ended June 30,
                                      --------------------------
                                         2002             2001
                                      ---------        ---------

Revenues                             $1,103,885       $1,158,123

Direct costs of revenues (Note 4)       672,990          639,196

Selling and marketing expenses           35,953           82,838

General and administrative
  expenses, including non-cash
  compensation expense of
  $257,756 in 2002 and $24,465
  in 2001 ($120,756 in 2002 and
  $12,600 in 2001 to officers
  and directors) (Note 5)               805,304          516,433

Depreciation and amortization           173,112          170,250

Start-up costs of new business
  venture (Note 6)                       28,523           16,130

Closure costs of New Jersey
  ride facility (Note 7)                119,023             -
                                      ---------        ---------
Loss from operations                   (731,020)        (266,724)

Other income (expense):
  Equity in net income of
    joint venture                        18,303           11,065
  Interest income                            33              598
  Interest expense                      (85,449)         (57,462)
  Other income                           16,649             -
                                      ---------        ---------
Net loss                             $ (781,484)      $ (312,523)
                                      =========        =========

Net loss per common share -
  basic and diluted (Note 1)             $(0.21)          $(0.32)
                                           ====             ====

Weighted average common
  shares outstanding -
  basic and diluted                   3,693,579          982,502
                                      =========          =======



          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                      Six Months Ended June 30,
                                     --------------------------
                                        2002            2001
                                      ---------       ---------
Cash flows from operating activities:
Net loss                              $(781,484)      $(312,523)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization         173,112         170,250
  Common stock and warrants issued
    for services                        257,756          24,465
  Closure costs of New Jersey
    ride facility                       119,023            -
  Settlement of obligation to
    landlord                               -            (70,580)
  Other income                          (16,649)           -
  Equity in net income of joint
    venture                             (18,303)        (11,065)
  Amortization of consulting
    agreement                             5,202           5,202
  Amortization of deferred
    financing costs                      19,574           6,209
  Changes in operating assets and
    liabilities:
    (Increase) decrease in:
      Prepaid expenses and other
        current assets                   (8,153)          5,441
    Increase (decrease) in:
      Accounts payable and
        accrued expenses                (76,196)        173,264
      Deferred rent                      (8,826)         (8,827)
                                        -------         -------
Net cash used in operating
  activities                           (334,944)        (18,164)
                                        -------         -------



                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)

                                      Six Months Ended June 30,
                                      -------------------------
                                         2002            2001
                                      ---------       ---------
Cash flows from investing activities:
  Purchase of property and equipment  $ (37,931)      $    (247)
  Dividends received from joint
    venture                              38,094          28,076
                                        -------         -------
Net cash provided by investing
  Activities                                163          27,829
                                        -------         -------

Cash flows from financing activities:
  Payments on notes payable             (26,009)        (11,797)
  Principal payments on capital
    lease obligations                   (30,380)        (23,471)
  Sale of securities                    557,500            -
                                        -------         -------
Net cash provided by (used in)
  financing activities                  501,111         (35,268)
                                        -------         -------

Cash and cash equivalents:
  Net increase (decrease)               166,330         (25,603)
  At beginning of period                 66,856         109,834
                                        -------         -------
  At end of period                    $ 233,186       $  84,231
                                        =======         =======





         See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                Three Months and Six Ended June 30, 2002 and 2001


1. Organization and Basis of Presentation

Basis of Presentation - The consolidated financial statements include the operations of Cinema Ride, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Business - The Company is in the business of developing and operating rides consisting of 3-D motion simulator attractions and filmed entertainment that combines projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The technology employed by the Company in its ride facilities includes Patent No. 5,857,917 granted to the Company on January 12, 1999 by the United States Patent and Trademark Office for 3-D video projected motion simulator rides. The Company's ride facilities are located in Las Vegas, Nevada; Edmonton, Alberta, Canada; and Atlanta, Georgia.

Joint Venture - The Company is a party to a joint venture agreement with Dave & Buster's, Inc., pursuant to which it has installed a 3-D motion simulation theater at the Dave & Buster's, Inc. facility in Atlanta, Georgia. The joint venture agreement has not been formally extended and the operations are continuing on a month-to-month basis. Each party to the joint venture agreement shares the joint venture's revenues and operating expenses equally. The joint venture agreement also requires the Company to be solely responsible for certain administrative expenses.

Comments - The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2002, the results of operations for the three months and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001. The consolidated balance sheet as of December 31, 2001 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

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

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at June 30, 2002 and December 31, 2001. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements. The Company has been exploring various alternatives to raise this required capital and has raised a portion of the required capital, but there can be no assurances that the Company will ultimately be successful in this regard. During the six months ended June 30, 2002, the Company raised $557,500 of new capital through the sale of its equity securities.
The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance. The Company is continuing its efforts to raise new capital subsequent to June 30, 2002. The Company is attempting to raise a total of up to $750,000 of new capital during 2002.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2002, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 1,508,188 shares and 3,025,009 shares of common stock, respectively.

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


2.  Note Payable to Secured Lender

On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc., which was structured as a sale-leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, repayable over a four year period at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bore interest at 16.75% per annum. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00.

Effective June 25, 2001, the Company completed a Second Modification Agreement and Waiver of Defaults with the secured lender, which provided for: (1) the waiver of all prior payment defaults; (2) the reduction of the monthly payment from $21,789 to $10,674, which represents interest only payments at 16.75% per annum; (3) the increase in the principal balance due the lender of accrued interest payable of $50,083; (4) the acceleration of the due date of the loan from January 1, 2004 to March 1, 2002; (5) the repricing of a common stock purchase warrant previously issued to the lender to purchase 12,500 shares of common stock exercisable through December 31, 2003, which reduced the exercise price from $16.00 per share to $1.00 per share; (6) the issuance of common stock purchase warrants to the lender to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011; and (7) the revision of the lender's Warrant Holder Rights Agreement to eliminate demand registration rights.

The Company calculated the fair value of the warrants to purchase an aggregate of 50,000 shares of common stock and the repricing of the warrant to purchase 12,500 shares of common stock pursuant to the Black-Scholes option pricing model. The aggregate fair value of $47,250 was recorded as deferred financing costs, and was charged to operations as financing expense through March 1, 2002. In addition, previously recorded deferred financing costs were charged to operations as financing expense through the accelerated due date of the loan of March 1, 2002.

The balance of this loan was $780,613 at December 31, 2001. As a result of this loan being due in full on March 1, 2002, the Company classified the entire obligation to the secured lender as a current liability in the consolidated financial statements at December 31, 2001. Required monthly payments on such loan were in arrears at December 31, 2000 and 2001, and the Company did not make the balloon payment due on March 1, 2002.

Effective April 17, 2002, the Company completed a Third Modification Agreement and Waiver of Defaults with the secured lender, which provided for: (1) the waiver of all prior payment defaults; (2) interest on the unpaid balance at 16.64% per annum; (3) the payment of interest only for the months of March, April and May 2002; and (4) commencing June 2002, monthly payments of principal and interest of $18,955 for a period of five years. As a result of the completion of this agreement, the balance of this loan was reclassified at June 30, 2002, with $107,695 classified as a current liability and $662,244 classified as a long-term liability.


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


4.  Lease Restructuring

On June 13, 2001, the Company's wholly-owned subsidiary entered into a Lease Modification Agreement with the landlord for the Company's Elizabeth, New Jersey ride facility (the "Lease Modification Agreement"). The original lease agreement was dated November 1, 1999. The Lease Modification Agreement provided for: (1) a reduction in the base monthly rent from $8,575 to $4,388; (2) a decrease in the annual gross sales utilized to calculate the additional rent due the landlord (based on a percentage factor of 10%) from $1,029,000 to $526,575; (3) a payment to the landlord by the Company of $50,000 in full satisfaction of all construction charges and rent for the period from October 1, 2000 through May 31, 2001; (4) forgiveness of $70,580 of accrued rent payable by the Company to the landlord; and (5) deletion of a provision in the original lease agreement that allowed the Company to terminate the lease if a movie theater had not opened in the shopping mall in which the Company's ride facility is located by a certain date.

The Company believes that the failure by the landlord to arrange for the timely opening of a movie theater in the shopping mall in which the Company's ride facility is located has negatively impacted operating results at this location. Accordingly, the Company has recorded the forgiveness of accrued rent payable of $70,580 as a reduction to direct costs of revenues for the three months and six months ended June 30, 2001, since it was reimbursement by the landlord for damages that the Company had sustained, and since rent payments were originally included in direct costs of revenues.


5.  Stockholders' Equity

On March 13, 2001, the Company granted its Chief Executive Officer a stock option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option is exercisable in four equal increments of 200,000 shares at exercise prices of $0.38, $1.00, $1.50 and $2.00 per share, respectively. The fair market value of the common stock on March 13, 2001 was $0.37 per share. The stock option vests based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which had been reached as of June 30, 2002. In accordance with accounting for such stock options utilizing the intrinsic value method, no compensation expense has been recorded in the Company's consolidated financial statements.

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

In conjunction with the restructuring of the Company's obligations to its primary secured lender on June 25, 2001, the Company repriced previously issued warrants to purchase 12,500 shares of common stock through December 31, 2003 from $16.00 per share to $1.00 per share, and issued new warrants to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011, as described at Note 2.

On January 28, 2002, the Company issued to various employees and consultants an aggregate of 350,000 shares of common stock as a bonus. The aggregate fair market value of $73,500 was charged to operations during the six months ended June 30, 2002.

On January 28, 2002, the Company issued to its Vice President of Operations 75,000 shares of common stock as a bonus. The aggregate fair market value of $15,750 was charged to operations during the six months ended June 30, 2002.

On January 28, 2002, the Company issued to each of its two non-employee directors 100,000 shares of common stock as a bonus. The aggregate fair market value of the 200,000 shares of $42,000 was charged to operations during the six months ended June 30, 2002.

During the three months ended June 30, 2002, the Company sold 1,145,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $286,250 of equity capital, which included accounts payable of $10,000 paid through the issuance of such securities. During the six months ended June 30, 2002, the Company sold 2,294,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $573,500 of equity capital, which included accounts payable of $16,000 paid through the issuance of such securities. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance.

Effective January 3, 2002, the Company entered into a consulting agreement with a firm that provides for the issuance of 25,000 shares of common stock per month. During the three months and six months ended June 30, 2002, the Company issued 75,000 shares and 150,000 shares to such firm. The aggregate fair market value of $36,500 and $61,250 was charged to operations during the three months and six months ended June 30, 2002, respectively.

During the six months ended June 30, 2002, the Company issued 18,400 shares of common stock as commissions with respect to the private placement. The shares were recorded at their par value of $0.08 per share and charged to additional paid-in capital.

During the six months ended June 30, 2002, the Company issued 5,000 shares of common stock as a consulting fee. The aggregate fair market of $2,250 was charged to operations during the six months ended June 30, 2002.

During the three months and six months ended June 30, 2002, the Company issued 55,250 shares and 111,500 shares of common stock to its Chief Executive Officer. The shares were issued as bonus pursuant to a provision of the Chief Executive Officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement. The aggregate fair market value of such shares of $26,860 and $52,173 was charged to operations during the three months and six months ended June 30, 2002, respectively.

On February 4, 2002, as part of the Company's 2002 compensation agreement with its Vice President of Operations, the Company issued a warrant to purchase 50,000 shares of common stock exercisable at $0.41 per share, which was the fair market value on the date of grant, vesting if 2002 revenues from the Company's Las Vegas Facility are at least equal to 2001 revenues. As of June 30, 2002, the Company determined that it was likely that this warrant would vest. Accordingly, the Company calculated the value of the warrant as $32,500 pursuant to the Black-Scholes option pricing model, and is charging this amount to operations over the nine month period ending December 31, 2002.


6.  New Business Venture

The Company is developing a new business venture to market and sell show tickets from a site in Las Vegas, Nevada. The new venture will be owned equally by the Company and a third party. The start-up of this new business venture is subject to finalization of certain documentation and agreements. There can be no assurances that this new business venture will ultimately be successful. The Company currently anticipates that this new business venture will begin operations during the latter part of 2002.

During the three months ended June 30, 2002 and 2001, the Company incurred $17,309 and $10,082, respectively, of costs related to the development of this new business venture. During the six months ended June 30, 2002 and 2001, the Company incurred $28,523 and $16,130, respectively, of costs related to the development of this new business venture.


7.  Closure of New Jersey Ride Facility

During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off fixed assets related to such ride facility and incurred certain other direct and immediate costs related to such closure aggregating $119,023, which were charged to operations effective June 30, 2002. During the three months ended June 30, 2002 and 2001, the New Jersey ride facility accounted for $68,283 and $82,035, respectively, or 12.0% and 13.7% of consolidated revenues, respectively. During the six months ended June 30, 2002 and 2001, the New Jersey ride facility accounted for $156,934 and $170,237, respectively, or 14.2% and 14.7% of consolidated revenues, respectively.

At June 30, 2002, property and equipment included office and equipment and equipment under capital leases related to the New Jersey ride facility with an original cost of $46,255 and a depreciated cost of $23,507. The Company is pursuing opportunities to establish another Las Vegas ride facility in order to utilize the equipment removed from the New Jersey site. This effort is expected to take several months to accomplish, and there can be no assurances that the Company will ultimately be successful. Should the Company not be successful in establishing a new Las Vegas ride facility in the next several months, the Company will write-off the property and equipment removed from the New Jersey ride facility, to the extent that it cannot be utilized in the Company's remaining operations.

During July 2002, the Company was named as a defendant in a lawsuit initiated by the landlord of the New Jersey ride facility. The lawsuit results from the contractual relationship between the landlord and the Company.
Management believes that it has claims against the landlord sufficient to offset any damages for which the Company may ultimately be found liable. Management believes that it will be successful in its defense, and accordingly, has not accrued for any expenses associated with this lawsuit. The Company's financial statements do not include any adjustments for recovery of claims against the landlord.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions.
These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Overview:

The Company is in the business of developing and operating rides consisting of 3-D motion simulator attractions and filmed entertainment that combines projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The Company's ride facilities are located in Las Vegas, Nevada; Edmonton, Alberta, Canada; and Atlanta, Georgia.

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


Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at June 30, 2002 and December 31, 2001. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements (see "Liquidity and Capital Resources - June 30, 2002" below). The Company has been exploring various alternatives to raise this required capital and has raised a portion of the required capital, but there can be no assurances that the Company will ultimately be successful in this regard. During the six months ended June 30, 2002, the Company raised $557,500 of new capital through the sale of its equity securities. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance. The Company is continuing its efforts to raise new capital subsequent to June 30, 2002. The Company is attempting to raise a total of up to $750,000 of new capital during 2002.

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


Closure of New Jersey Ride Facility:

During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off fixed assets related to such ride facility and incurred certain other direct and immediate costs related to such closure aggregating $119,023, which were charged to operations effective June 30, 2002. During the three months ended June 30, 2002 and 2001, the New Jersey ride facility accounted for $68,283 and $82,035, respectively, or 12.0% and 13.7% of consolidated revenues, respectively. During the six months ended June 30, 2002 and 2001, the New Jersey ride facility accounted for $156,934 and $170,237, respectively, or 14.2% and 14.7% of consolidated revenues, respectively.

At June 30, 2002, property and equipment included office and equipment and equipment under capital leases related to the New Jersey ride facility with an original cost of $46,255 and a net book value of $23,507. The Company is pursuing opportunities to establish another Las Vegas ride facility in order to utilize the equipment removed from the New Jersey site. This effort is expected to take several months to accomplish, and there can be no assurances that the Company will ultimately be successful. Should the Company not be successful in establishing a new Las Vegas ride facility in the next several months, the Company will write-off the property and equipment removed from the New Jersey ride facility, to the extent that it cannot be utilized in the Company's remaining operations.

During July 2002, the Company was named as a defendant in a lawsuit initiated by the landlord of the New Jersey ride facility. The lawsuit results from the contractual relationship between the landlord and the Company.
Management believes that it has claims against the landlord sufficient to offset any damages for which the Company may ultimately be found liable. Management believes that it will be successful in its defense, and accordingly, has not accrued for any expenses associated with this lawsuit. The Company's financial statements do not include any adjustments for recovery of claims against the landlord.

New Business Venture:

The Company is developing a new business venture to market and sell show tickets from a site in Las Vegas, Nevada. The new venture will be owned equally by the Company and a third party. The start-up of this new business venture is subject to finalization of certain documentation and agreements. There can be no assurances that this new business venture will ultimately be successful. The Company currently anticipates that this new business venture will begin operations during the latter part of 2002.

During the three months ended June 30, 2002 and 2001, the Company incurred $17,309 and $10,082, respectively, of costs related to the development of this new business venture. During the six months ended June 30, 2002 and 2001, the Company incurred $28,523 and $16,130, respectively, of costs related to the development of this new business venture.


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

Impairment of Long-Lived Assets:

The Company's long-lived assets include property and equipment and the visual effects library. At December 31, 2001, the net value of property and equipment and the visual effects library was $1,039,346, which accounted for 68.1% of the Company's total assets. At June 30, 2002, the net value of property and equipment and the visual effects library was $787,554, which accounted for 56.2% of the Company's total assets. In assessing the impairment of property and equipment and the visual effects library, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Investment in Joint Venture:

The Company has a 50% interest in a joint venture with Dave & Buster's, Inc. The value of the Company's investment in the joint venture was $323,795 at December 31, 2001, representing 21.2% of the Company's total assets. The value of the Company's investment in the joint venture was $304,004 at June 30, 2002, representing 21.7% of the Company's total assets. The Company periodically evaluates the recoverability of its investment in the joint venture based on the joint venture's current and prospective operating performance. If the Company determines that its investment in the joint venture is not recoverable, it will be required to recognize a loss in such period.

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


Results of Operations:

Three Months Ended June 30, 2002 and 2001 -

Revenues. Revenues decreased by $31,509 or 5.2% to $569,423 in 2002, as compared to $600,932 in 2001. Included in revenues for the three months ended June 30, 2002 and 2001 were revenues from the New Jersey ride facility, which was closed in late June 2002, of $68,283 and $82,035, respectively, or 12.0% and 13.7% of total revenues. Revenues for periods subsequent to June 30, 2002 will reflect the absence of revenues from the New Jersey ride facility.

Direct Costs of Revenues. Direct costs of revenues increased by $3,612 or 1.0% to $352,987 in 2002 from $349,375 in 2001 (excluding forgiveness of accrued rent payable of $70,580 in 2001, which was credited to direct costs of revenues). Direct costs of revenues were 62.0% of revenues in 2002, as compared to 58.1% of revenues in 2001 (excluding the forgiveness of accrued rent payable), primarily as a result of the increasingly unsatisfactory performance of the Company's New Jersey ride facility in 2002. The New Jersey ride facility was closed in late June 2002.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $20,758 or 54.1% to $17,609 in 2002, as compared to $38,367 in 2001, as a result of reduced use of marketing and promotional materials. Selling and marketing expenses were 3.1% of revenues in 2002, as compared to 6.4% of revenues in 2001.

General and Administrative Expenses. General and administrative expenses increased by $80,580 or 27.1% to $377,422 in 2002, as compared to $296,842 in
2001. Included in general and administrative expenses in 2002 and 2001 was non-cash compensation of $74,193 and $24,465, respectively, including $37,693 and $12,600 to officers and directors, respectively. Excluding such non-cash compensation, general and administrative expenses increased by $30,852 or 11.3% in 2002 as compared to 2001, primarily as a result of higher costs for liability insurance and professional fees.

Depreciation and Amortization. Depreciation and amortization decreased by $3,130 or 3.7% to $82,047 in 2002, as compared to $85,177 in 2001.

Start-Up Costs of New Business Venture. The Company incurred start-up costs with respect to the development of its new business venture of $17,309 in 2002, as compared to $10,082 in 2001.

Closure Costs of New Jersey Ride Facility. During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases.
As a result, the Company wrote-off fixed assets related to such ride facility and incurred certain other direct and immediate costs related to such closure aggregating $119,023, which were charged to operations effective June 30, 2002.

Loss from Operations. The loss from operations was $396,974 for the three months ended June 30, 2002, as compared to a loss from operations of $108,331 for the three months ended June 30, 2001.

Interest Expense. Interest expense increased by $32,003 to $39,637 in 2002, as compared to $7,634 in 2001, primarily as a result of adjustments in 2001 that reduced interest expense, which were recorded in conjunction with the restructuring of the note payable to the Company's primary secured lender in June 2001.

Interest Income. Interest income was $11 in 2002, as compared to $213 in 2001.

Equity in Net Income of Joint Venture. Equity in net income of joint venture was $1,693 in 2002, as compared to $3,350 in 2001.

Other Income. Other income was $16,649 in 2002. There was no other income in 2001.

Net Loss. Net loss was $418,258 the three months ended June 30, 2002, as compared to a net loss of $112,402 for the three months ended June 30, 2001.


Six Months Ended June 30, 2002 and 2001 -

Revenues. Revenues decreased by $54,238 or 4.7% to $1,103,885 in 2002, as compared to $1,158,123 in 2001. Included in revenues for the six months ended June 30, 2002 and 2001 were revenues from the New Jersey ride facility, which was closed in late June 2002, of $156,934 and $170,237, respectively, or 14.2% and 14.7% of total revenues, respectively. Revenues for periods subsequent to June 30, 2002 will reflect the absence of revenues from the New Jersey ride facility.

Direct Costs of Revenues. Direct costs of revenues decreased by $36,786 or 5.2% to $672,990 in 2002 from $709,776 in 2001 (excluding forgiveness of accrued rent payable of $70,580 in 2001, which was credited to direct costs of revenues). Direct costs of revenues were 61.0% of revenues in 2002, as compared to 61.3% of revenues in 2001 (excluding the accrued rent payable).

Selling and Marketing Expenses. Selling and marketing expenses decreased by $46,885 or 56.6% to $35,953 in 2002, as compared to $82,838 in 2001, as a result of reduced use of marketing and promotional materials. Selling and marketing expenses were 3.3% of revenues in 2002, as compared to 7.2% of revenues in 2001.

General and Administrative Expenses. General and administrative expenses increased by $288,871 or 55.9% to $805,304 in 2002, as compared to $516,433 in 2001. Included in general and administrative expenses in 2002 and 2001 was non-cash compensation of $257,756 and $24,465, respectively, including $120,756 and $12,600 to officers and directors, respectively. Excluding such non-cash compensation, general and administrative expenses increased by $52,580 or 10.7% in 2002 as compared to 2001, primarily as a result of higher costs for liability insurance, professional fees and salaries.

Depreciation and Amortization. Depreciation and amortization increased by $2,862 or 1.7% to $173,112 in 2002, as compared to $170,250 in 2001.

Start-Up Costs of New Business Venture. The Company incurred start-up costs with respect to the development of its new business venture of $28,523 in 2002, as compared to $16,130 in 2001.

Closure Costs of New Jersey Ride Facility. During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases.
As a result, the Company wrote-off fixed assets related to such ride facility and incurred certain other direct and immediate costs related to such closure aggregating $119,023, which were charged to operations effective June 30, 2002.

Loss from Operations. The loss from operations was $731,020 for the six months ended June 30, 2002, as compared to a loss from operations of $266,724 for the six months ended June 30, 2001.

Interest Expense. Interest expense increased by $27,987 to $85,449 in 2002, as compared to $57,462 in 2001, primarily as a result of adjustments in 2001 that reduced interest expense, which were recorded in conjunction with the restructuring of the note payable to the Company's primary secured lender in June 2001.

Interest Income. Interest income was $33 in 2002, as compared to $598 in 2001.

Equity in Net Income of Joint Venture. Equity in net income of joint venture was $18,303 in 2002, as compared to $11,065 in 2001.

Other Income. Other income was $16,649 in 2002. There was no other income in 2001.

Net Loss. Net loss was $781,484 the six months ended June 30, 2002, as compared to a net loss of $312,523 for the six months ended June 30, 2001.


Liquidity and Capital Resources - June 30, 2002:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties and capital leases to provide the resources necessary to develop its ride facilities and operate its business. However, during the six months ended June 30, 2002, the Company raised $557,500 of new capital through the sale of its securities, which has been used to fund existing operations. The Company is continuing its efforts to raise new capital subsequent to June 30, 2002. The Company is attempting to raise a total of up to $750,000 of new capital during 2002.

Operating Activities. The Company's operations utilized cash of $334,944 during the six months ended June 30, 2002, as compared to utilizing cash of $18,164 during the six months ended June 30, 2001. The increase in cash utilized in operations in 2002 as compared to 2001 was primarily a result of cash used to reduce accounts payable and accrued expense balances.

At June 30, 2002, cash and cash equivalents had increased by $166,330, to $233,186, as compared to $66,856 at December 31, 2001. The Company had a working capital deficit of $251,066 at June 30, 2002, as compared to a working capital deficit of $1,228,824 at December 31, 2001 (which included the entire balance of the Company's note payable to its primary secured lender of $780,613), resulting in current ratios of .52:1 and .08:1 at June 30, 2002 and December 31, 2001, respectively. As a result of the completion of a modification agreement with the primary secured lender effective April 17, 2002, the balance of this loan was reclassified at June 30, 2002, with $107,695 presented as a current liability and $662,244 presented as a long-term liability.

Investing Activities. Net cash provided by investing activities was $163 and $27,829 for the six months ended June 30, 2002 and 2001, respectively.
During the six months ended June 30, 2002 and 2001, the Company purchased property and equipment of $37,931 and $247, respectively, and the Company received dividends from the Company's joint venture with Dave & Buster's, Inc. of $38,094 and $28,076, respectively.

Financing Activities. Net cash provided by financing activities was $501,111 for the six months ended June 30, 2002, as compared to utilizing cash of $35,268 for the six months ended June 30, 2001. During the six months ended June 30, 2002 and 2001, the Company made payments on notes payable of $26,009 and $11,797, respectively, and the Company made principal payments on capital lease obligations of $30,380 and $23,471, respectively.

During the six months ended June 30, 2002, the Company converted $47,312 of accounts payable into notes payable, and $16,000 of accounts payable into the private placement securities.

During the six months ended June 30, 2002, the Company raised $557,500 of new capital through the sale of its equity securities. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance. The Company is continuing its efforts to raise new capital subsequent to June 30, 2002. The Company is attempting to raise a total of up to $750,000 of new capital during 2002.


Transactions with Secured Lender:

On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc., which was structured as a sale-leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, repayable over a four year period at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bore interest at 16.75% per annum. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00.

Effective June 25, 2001, the Company completed a Second Modification Agreement and Waiver of Defaults with the secured lender, which provided for: (1) the waiver of all prior payment defaults; (2) the reduction of the monthly payment from $21,789 to $10,674, which represents interest only payments at 16.75% per annum; (3) the increase in the principal balance due the lender of accrued interest payable of $50,083; (4) the acceleration of the due date of the loan from January 1, 2004 to March 1, 2002; (5) the repricing of a common stock purchase warrant previously issued to the lender to purchase 12,500 shares of common stock exercisable through December 31, 2003, which reduced the exercise price from $16.00 per share to $1.00 per share; (6) the issuance of common stock purchase warrants to the lender to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011; and (7) the revision of the lender's Warrant Holder Rights Agreement to eliminate demand registration rights.

The Company calculated the fair value of the warrants to purchase an aggregate of 50,000 shares of common stock and the repricing of the warrant to purchase 12,500 shares of common stock pursuant to the Black-Scholes option pricing model. The aggregate fair value of $47,250 was recorded as deferred financing costs, and was charged to operations as financing expense through March 1, 2002. In addition, previously recorded deferred financing costs were charged to operations as financing expense through the accelerated due date of the loan of March 1, 2002.

The balance of this loan was $780,613 at December 31, 2001. As a result of this loan being due in full on March 1, 2002, the Company classified the entire obligation to the secured lender as a current liability in the consolidated financial statements at December 31, 2001. Required monthly payments on such loan were in arrears at December 31, 2000 and 2001, and the Company did not make the balloon payment due on March 1, 2002.

Effective April 17, 2002, the Company completed a Third Modification Agreement and Waiver of Defaults with the secured lender, which provided for: (1) the waiver of all prior payment defaults; (2) interest on the unpaid balance at 16.64% per annum; (3) the payment of interest only for the months of March, April and May 2002; (4) commencing June 2002, monthly payments of principal and interest of $18,955 for a period of five years. As a result of the completion of this agreement, the balance of this loan was reclassified at June 30, 2002, with $107,695 classified as a current liability and $662,244 classified as a long-term liability.


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

During July 2002, the Company was named as a defendant in a lawsuit initiated by the landlord of the New Jersey ride facility. During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. Management believes that it has claims against the landlord sufficient to offset any damages for which the Company may be ultimately found liable. Management believes that it will be successful in its defense, and accordingly, has not accrued for any expenses associated with this lawsuit. The Company's financial statements do not include any adjustments for recovery of claims against the landlord.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2002, the Company sold 1,145,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $286,500 of equity capital, which included accounts payable of $10,000 paid through the issuance of such securities. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance.

Effective January 3, 2002, the Company entered into a consulting agreement with a firm that provides for the issuance of 25,000 shares of common stock per month. During the three months ended June 30, 2002, the Company issued 75,000 shares to such firm. The aggregate fair market value of $36,500 was charged to operations during the three months ended June 30, 2002.

During the three months ended June 30, 2002, the Company issued 55,250 shares of common stock to its Chief Executive Officer. The shares were issued as a bonus pursuant to a provision of the Chief Executive Officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement. The aggregate fair market value of such shares of $26,860 was charged to operations during the three months ended June 30, 2002.

On February 4, 2002, as part of the Company's 2002 compensation agreement with its Vice President of Operations, the Company issued a warrant to purchase 50,000 shares of common stock exercisable at $0.41 per share, which was the fair market value on the date of grant, vesting if 2002 revenues from the Company's Las Vegas Facility are at least equal to 2001 revenues. As of June 30, 2002, the Company determined that it was likely that this warrant would vest. Accordingly, the Company calculated the value of the warrant as $32,500 pursuant to the Black-Scholes option pricing model, and is charging this amount to operations over the nine month period ending December 31, 2002.

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

      (b) Reports on Form 8-K:

          Three Months Ended June 30, 2002 -

          On July 10, 2002, the Company filed a Current Report on Form 8-K, which included a news release dated July 3, 2002, incorporated as
          Exhibit 20.1, reporting that the Company closed its New Jersey ride facility in late June 2002.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  August 15, 2002            By:  __________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer,
                                       President, Chief Financial
                                       Officer and Chairman of
                                       the Board of Directors
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

                              INDEX TO EXHIBITS



Exhibit
Number       Description of Document
------       -----------------------

99.1         Certification Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002