Form 10QSB
period 2002-10-30
CINEMA RIDE INC
filed 2002-11-14
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2002, the Company had 5,382,310 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX



PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

          Condensed   Consolidated   Balance   Sheets  -  September   30,  2002
          (Unaudited) and December 31, 2001

          Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2002 and 2001

          Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2002 and 2001

          Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2002 and 2001

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATION


                       Cinema Ride, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                     September 30,   December 31,
                                        2002             2001
                                     -----------     ------------
                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents         $   146,470       $   66,856
  Prepaid expenses and other
    current assets                       37,798           35,096
                                     ----------        ---------
Total current assets                    184,268          101,952
                                     ----------        ---------

Property and equipment (Note 6):
  Office equipment and furniture        115,380          111,180
  Equipment under capital lease         130,760          172,854
  Leasehold improvements                946,222        1,061,682
  Theater and film equipment          1,827,210        1,868,804
                                     ----------        ---------
                                      3,019,572        3,214,520

  Less accumulated depreciation      (2,415,883)      (2,258,404)
                                     ----------        ---------
                                        603,689          956,116
                                     ----------        ---------

Other assets:
  Visual effects library, net of
    accumulated amortization of
    $1,059,472 and $1,009,540 at
    September 30, 2002 and December
    31, 2001, respectively               33,298           83,230
  Investments in joint ventures
    (Note 6)                            355,168          323,795
  Consulting agreement                     -               7,803
  Deferred lease costs and other
    assets                               30,414           53,291
                                     ----------        ---------
                                        418,880          468,119
                                     ----------        ---------
Total assets                        $ 1,206,837       $1,526,187
                                     ==========        =========



                                   (continued)


                       Cinema Ride, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                     September 30,   December 31,
                                         2002            2001
                                     -----------     ------------
                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and accrued
    expenses                        $   286,528       $  456,454
  Current portion of capital
    lease obligations                    45,009           46,414
  Current portion of notes
    payable (Note 2)                    188,607          827,908
                                     ----------        ---------
Total current liabilities               520,144        1,330,776
                                     ----------        ---------

Non-current liabilities:
  Capital lease obligations,
    less current portion                 11,701           79,801
  Notes payable, less current
    portion (Note 2)                    667,121           47,991
  Deferred rent                          32,362           45,601
                                     ----------        ---------
                                        711,184          173,393
                                     ----------        ---------

Commitments and contingencies
  (Note 3)

Stockholders' equity (deficiency)
  (Note 5):
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                            -                -
Common stock, $0.08 par value -
  Authorized - 20,000,000 shares
  Issued and Outstanding -
  5,382,310 shares and 1,945,900
  shares at September 30, 2002 and
  December 31, 2001, respectively       430,585          155,672
Additional paid-in capital           10,068,641        9,323,798
Accumulated deficit                 (10,523,717)      (9,457,452)
                                     ----------        ---------
Total stockholders' equity
  (deficiency)                          (24,491)          22,018
                                     ----------        ---------
Total liabilities and
  stockholders' equity
  (deficiency)                      $ 1,206,837       $1,526,187
                                     ==========        =========




      See accompanying notes to condensed consolidated financial statements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                       Three Months Ended September 30,
                                       --------------------------------
                                            2002              2001
                                         ---------         ---------
Revenues                              $ 701,697         $ 714,455

Direct costs of revenues (Note 4)       335,959           335,792

Selling and marketing expenses           35,841            52,643

General and administrative
  expenses, including non-cash
  compensation expense of
  $118,000 in 2002 and $24,465
  in 2001 ($12,633 in 2002 and
  $12,600 in 2001 to officers
  and directors) (Note 5)               377,197           247,022

Depreciation and amortization            80,545            91,694

Start-up costs of new joint
  venture, including non-cash
  costs of $41,300 in 2002
  (Note 6)                               95,404            27,479

Closure costs of New Jersey
  ride facility (Note 7)                 24,847              -
                                        -------           -------
Loss from operations                   (248,096)          (40,175)

Other income (expense):
  Equity in net income (loss)
    of joint venture                       (911)            4,204
  Interest income                           295                95
  Interest expense                      (36,786)          (62,054)
  Other income                              717              -
                                        -------           -------
Net loss                              $(284,781)        $ (97,930)
                                        =======           =======

Net loss per common share -
  basic and diluted (Note 1)             $(0.05)           $(0.05)
                                           ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                   5,235,633         1,945,900
                                      =========         =========





     See accompanying notes to condensed consolidated financial statements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                        Nine Months Ended September 30,

                                        -------------------------------
                                           2002             2001
                                        ---------        ---------
Revenues                            $ 1,805,582        $1,872,578

Direct costs of revenues (Note 4)     1,008,949           974,988

Selling and marketing expenses           71,794           135,481

General and administrative
  expenses, including non-cash
  compensation expense of
  $375,756 in 2002 and $24,465
  in 2001 ($133,389 in 2002 and
  $12,600 in 2001 to officers
  and directors) (Note 5)             1,182,994           763,455

Depreciation and amortization           253,657           261,944

Start-up costs of new joint
  venture, including non-cash
  costs of $41,300 in 2002
  (Note 6)                              123,927            43,609

Closure costs of New Jersey
  ride facility, including
  non-cash costs of $118,530
  in 2002 (Note 7)                      143,377              -
                                      ---------         ---------
Loss from operations                   (979,116)         (306,899)

Other income (expense):
  Equity in net income of
    joint venture                        17,392            15,269
  Interest income                           328               693
  Interest expense                     (122,235)         (119,516)
  Other income                           17,366             -
                                       ---------        ---------
Net loss                            $(1,066,265)       $ (410,453)
                                       =========        =========

Net loss per common share -
  basic and diluted (Note 1)             $(0.25)           $(0.31)
                                           ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                   4,204,819         1,303,635
                                      =========         =========





     See accompanying notes to condensed consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                        Nine Months Ended September 30,
                                        -------------------------------
                                             2002            2001
                                          ---------       ---------
Cash flows from operating activities:
Net loss                            $(1,066,265)        $(410,453)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization         253,657           261,944
  Common stock and warrants issued
    for services                        417,056            24,465
  Non-cash portion of closure costs
    of New Jersey ride facility         118,530              -
  Settlement of obligation to
    landlord                               -              (70,580)
  Other income                          (16,649)           -
  Equity in net income of joint
    venture                             (17,392)          (15,269)
  Amortization of consulting
    agreement                             7,803             7,803
  Amortization of deferred
    financing costs                      19,574            35,570
  Changes in operating assets and
    liabilities:
    (Increase) decrease in:
      Prepaid expenses and other
        current assets                   (3,314)           11,396
    Increase (decrease) in:
      Accounts payable and
        accrued expenses                (89,965)          129,905
      Deferred rent                     (13,239)          (13,240)
                                      ---------           -------
Net cash used in operating
  activities                           (390,204)          (38,459)
                                      ---------           -------




                                   (continued)


                       Cinema Ride, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                        Nine Months Ended September 30,
                                        -------------------------------
                                           2002             2001
                                         ---------       ---------
Cash flows from investing activities:
  Dividends received from existing
    joint venture                    $   49,503       $  47,436
  Sale of property and equipment            808           -
  Purchase of property and equipment       -             (2,192)
  Purchase of property and equipment
    for new joint venture               (65,693)           -
                                      ---------         -------
Net cash provided by (used in)
  investing activities                  (15,382)         45,244
                                      ---------         -------

Cash flows from financing activities:
  Payments on notes payable             (67,483)        (13,502)
  Principal payments on capital
    lease obligations                   (29,817)        (28,995)
  Sale of equity securities             582,500            -
                                      ---------         -------
Net cash provided by (used in)
  financing activities                  485,200         (42,497)
                                      ---------         -------

Cash and cash equivalents:
  Net increase (decrease)                79,614         (35,712)
  At beginning of period                 66,856         109,834
                                      ---------         -------
  At end of period                  $   146,470       $  74,122
                                      =========         =======









     See accompanying notes to condensed consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
             Three Months and Nine Ended September 30, 2002 and 2001


1.  Organization and Basis of Presentation

Basis of Presentation - The condensed consolidated financial statements include the operations of Cinema Ride, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Comments - The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. The consolidated balance sheet as of December 31, 2001 is derived from the Company's audited financial statements.

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

Business - The Company develops and operates rides consisting of 3-D motion simulator attractions and filmed entertainment that combines projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The technology employed by the Company in its ride facilities includes Patent No. 5,857,917 granted to the Company on January 12, 1999 by the United States Patent and Trademark Office for 3-D video projected motion simulator rides. The Company's ride facilities are located in Las Vegas, Nevada; Edmonton, Alberta, Canada; and Atlanta, Georgia.

During November 2002, the Company opened a new business venture in Las Vegas, Nevada, which is operated under the name "Coca-Cola Tickets2Nite". The new business venture sells tickets to Las Vegas shows at 50% of the face price on the same day of the performance (see Note 6).

The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

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

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at September 30, 2002 and December 31, 2001. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements. The Company has been exploring various alternatives to raise this required capital and has raised a portion of the required capital, but there can be no assurances that the Company will ultimately be successful in this regard. During the nine months ended September 30, 2002, the Company raised $582,500 of new capital through the sale of its equity securities. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance.

The Company is continuing its efforts to raise new capital subsequent to September 30, 2002. The Company is attempting to raise a total of up to $750,000 of new capital during 2002.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2002, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 1,508,188 shares and 4,100,009 shares of common stock, respectively.

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

The balance of this loan was $780,613 at December 31, 2001. Since this loan was due in full on March 1, 2002, the Company classified the entire obligation to the secured lender as a current liability in the consolidated financial statements at December 31, 2001. Required monthly payments on such loan were in arrears at December 31, 2000 and 2001, and the Company did not make the balloon payment due on March 1, 2002.

Effective April 17, 2002, the Company completed a Third Modification Agreement and Waiver of Defaults with the secured lender, which provided for: (1) the waiver of all prior payment defaults; (2) interest on the unpaid balance at 16.64% per annum; (3) the payment of interest only for the months of March, April and May 2002; and (4) commencing June 2002, monthly payments of principal and interest of $18,955 for a period of five years. As a result of the completion of this agreement, the balance of this loan has been reclassified into current and long-term portions, with $112,237 classified as a current liability and $632,423 classified as a long-term liability at September 30, 2002.


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

During July 2002, the Company was named as a defendant in a lawsuit initiated by the landlord of the New Jersey ride facility. The New Jersey ride facility was closed in late June 2002 (see Note 7). The lawsuit results from the contractual relationship between the landlord and the Company. Management believes that it has claims against the landlord sufficient to offset any damages for which the Company may ultimately be found liable. Management believes that it will be successful in its defense of this lawsuit, and has therefore not accrued for any expenses associated with this lawsuit in the financial statements. The Company's financial statements do not include any adjustments for recovery of claims against the landlord.


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

See Note 7 for information with respect to litigation relating to the closure of the New Jersey ride facility in late June 2002.


5.  Stockholders' Equity (Deficiency)

Nine Months Ended September 30, 2001:

On March 13, 2001, the Company granted its Chief Executive Officer a stock option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option is exercisable in four equal increments of 200,000 shares at exercise prices of $0.38, $1.00, $1.50 and $2.00 per share, respectively. The fair market value of the common stock on March 13, 2001 was $0.37 per share. The stock option vests based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which had been reached as of September 30, 2002. In accordance with accounting for such stock options utilizing the intrinsic value method, no compensation expense has been recorded in the Company's consolidated financial statements.

On June 5, 2001, the Company granted stock options to two employees to purchase an aggregate of 240,000 shares of common stock, including an option for 150,000 shares of common stock to the Company's Vice President of Operations, exercisable through June 5, 2006 at $0.15 per share, which was equal to fair market value on the date of grant. The options vest in equal annual installments on June 5, 2001, 2002 and 2003. In accordance with accounting for such stock options utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

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

During June 2001, the Company issued to various employees an aggregate of 113,000 shares of common stock as a bonus. The aggregate fair market value of the 113,000 shares was $11,865, which was charged to operations as general and administrative expense during the nine months ended September 30, 2001.

During June 2001, the Company issued 20,000 shares of common stock to the Company's Vice President of Operations as a bonus. The aggregate fair market value of the 20,000 shares was $2,100, which was charged to operations as general and administrative expense during the nine months ended September 30, 2001.

During June 2001, the Company issued 50,000 shares of its common stock to each of its two non-employee directors as compensation for serving on the Board of Directors. The aggregate fair market value of the 100,000 shares was $10,500, which was charged to operations as general and administrative expense during the nine months ended September 30, 2001.

In conjunction with the restructuring of the Company's obligations to its primary secured lender on June 25, 2001, the Company repriced previously issued warrants to purchase 12,500 shares of common stock through December 31, 2003 from $16.00 per share to $1.00 per share, and issued new warrants to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011 (see Note 2).

Nine Months Ended September 30, 2002:

On January 28, 2002, the Company issued to various employees and consultants an aggregate of 350,000 shares of common stock as a bonus. The aggregate fair market value of the 350,000 shares was $73,500, which was charged to operations as general and administrative expense during the nine months ended September 30, 2002.

On January 28, 2002, the Company issued to its Vice President of Operations 75,000 shares of common stock as a bonus. The aggregate fair market value of the 75,000 shares was $15,750, which was charged to operations as general and administrative expense during the nine months ended September 30, 2002.

On January 28, 2002, the Company issued 100,000 shares of common stock to each of its two non-employee directors as compensation for serving on the Board of Directors. The aggregate fair market value of the 200,000 shares was $42,000, which was charged to operations as general and administrative expense during the nine months ended September 30, 2002.

During the nine months ended September 30, 2002, the Company sold 2,394,000 units of its securities to accredited investors in a private placement at $0.25 per unit (including 100,000 units during the three months ended September 30, 2002), generating $598,500 of equity capital, which included settlement of accounts payable of $16,000 paid through the issuance of such securities. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance.

Effective as of January 3, 2002, the Company entered into a two year agreement with a consulting firm that provides for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. During the three months and nine months ended September 30, 2002, the Company issued 50,000 shares and 200,000 shares of common stock to such firm, respectively, with a fair market value of $18,500 and $79,750, respectively, which was charged to operations as general and administrative expense during the respective periods. The Company also paid $10,000 to such firm during the three months and nine months ended September 30, 2002.

Effective as July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per share. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option pricing model as $496,000, which is being charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. For the three months and nine months ended September 30, 2002, $82,667 was charged to operations.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to pay a finder's fee to such firm with respect to the private placement of its equity securities by issuing shares of common stock equivalent to 3% of the total equity capital raised, calculated at $0.50 per share. During the three months and nine months ended September 30, 2002, the Company issued 17,910 shares and 35,910 shares of common stock to such firm, which were recorded at their par value of $0.08 per share and charged to additional paid-in capital.

During the nine months ended September 30, 2002, the Company issued 5,000 shares of common stock as a consulting fee. The aggregate fair market value of the 5,000 shares was $2,250, which was charged to operations as general and administrative expense during the nine months ended September 30, 2002.

During the three months and nine months ended September 30, 2002, the Company issued 5,000 shares and 116,500 shares of common stock, respectively, to its Chief Executive Officer with an aggregate fair market value of $1,800 and $53,973, respectively, which was charged to operations as general and administrative expense during the respective periods. The shares were issued pursuant to a bonus provision of such officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement.

On February 4, 2002, as part of the Company's 2002 compensation agreement with its Vice President of Operations, the Company issued a warrant to purchase 50,000 shares of common stock exercisable for a period of five years at $0.41 per share, which was the fair market value on the date of grant, vesting if 2002 revenues from the Company's Las Vegas ride facility are at least equal to 2001 revenues. As of June 30, 2002, the Company determined that it was likely that this warrant would vest. The fair value of the warrant was calculated pursuant to the Black-Scholes option pricing model as $32,500, which is being charged to operations as general and administrative expense over the nine month period beginning March 1, 2002 and ending December 31, 2002. For the three months and nine months ended September 30, 2002, $10,833 and $21,666 was charged to operations, respectively.

On September 27, 2002, the Company issued 10,000 shares of common stock as a licensing fee. The fair market value of the common stock was $4,200, which was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2002.

On September 27, 2002 the Company issued 10,000 shares of common stock to acquire certain office equipment. The fair market value of the common stock was $4,200, which was recorded as office equipment and furniture at September 30, 2002.

In conjunction with the formation and development of the Company's new joint venture (see Note 6), the Company issued shares of common stock and common stock purchase warrants as described below.

On September 27, 2002, the Company issued 30,000 shares of common stock with a fair market value of $12,600 and a warrant to purchase 50,000 shares of common stock, exercisable at $0.42 per share for a period of three years, with a fair value of $24,500, as a consulting fee. These amounts were charged to operations as start-up costs of the new joint venture during the three months and nine months ended September 30, 2002.

On September 27, 2002, the Company issued 10,000 shares of common stock as a consulting fee. The fair market value of the common stock was $4,200, which was charged to operations as start-up costs of the new joint venture during the three months and nine months ended September 30, 2002.


6.  Investments in Joint Ventures

Dave & Busters, Inc.:

The Company has a joint venture agreement with Dave & Buster's, Inc., pursuant to which it has installed a 3-D motion simulation theater at the Dave & Buster's, Inc. facility in Atlanta, Georgia. The joint venture agreement has not been formally extended and the operations are continuing on a month-to-month basis. Each party to the joint venture agreement shares the joint venture's revenues and operating expenses equally. The joint venture agreement also requires the Company to be solely responsible for certain administrative expenses. As of September 30, 2002, the Company's investment in this joint venture was $291,684.

Tickets2Nite, LLC:

The Company owns 50% of a subsidiary named Tickets2Nite, LLC, which was formed in 2002, with the other 50% being owned by an independent third party. The joint venture commenced operations during November 2002. The joint venture sells tickets to Las Vegas shows at 50% of the face price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel. The Coca-Cola Company has entered into a Marketing Sponsorship Agreement with Tickets2Nite, LLC, as a result of which the operations of the joint venture are being marketed as "Coca-Cola Tickets2Nite". As of September 30, 2002, the Company's investment in this joint venture was $63,484.

As a result of the formalization of the joint venture during the three months ended September 30, 2002, the Company transferred equipment under capital leases of $55,352, less accumulated depreciation of $4,616, and the related capital lease liability of $52,945 to the investment in joint venture. During the three months ended September 30, 2002, the Company also entered into a capital lease for $12,700 to acquire equipment for the joint venture.

During the three months ended September 30, 2002 and 2001, the Company incurred $95,404 and $27,479, respectively, of costs related to the development of the new joint venture. During the nine months ended September 30, 2002 and 2001, the Company incurred $123,927 and $43,609, respectively, of costs related to the development of the new joint venture. Included in such costs for the three months and nine months ended September 30, 2002 were $41,300 of non-cash costs resulting from the issuance of common stock and common stock purchase warrants during the three months ended September 30, 2002.

The Company intends to account for this investment under the equity method of accounting, since it does not have majority voting control of the subsidiary.


7.  Closure of New Jersey Ride Facility

During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off certain fixed assets related to such ride facility and incurred certain direct costs related to such closure, resulting in a charge to operations of $24,847 and $143,377 for the three months and nine months ended September 30, 2002. Included in the $143,377 of costs for the nine months ended September 30, 2002 were non-cash costs of $118,530. During the nine months ended September 30, 2002, the New Jersey ride facility generated revenues of $156,934 or 8.7% of consolidated revenues. During the three months and nine months ended September 30, 2001, the New Jersey ride facility generated revenues of $91,860 and $262,097, respectively, or 12.9% and 14.0% of consolidated revenues, respectively.

At September 30, 2002, property and equipment included office and equipment and equipment under capital leases related to the New Jersey ride facility with an original cost of $46,255 and a depreciated cost of $23,507. The Company is pursuing opportunities to establish another Las Vegas ride facility in order to utilize the equipment removed from the New Jersey site. This effort is expected to take several months to accomplish, and there can be no assurances that the Company will ultimately be successful. Should the Company not be successful in establishing a new Las Vegas ride facility in the next several months, the Company will write-off the property and equipment removed from the New Jersey ride facility, to the extent that it cannot be utilized in the Company's remaining operations.

See Note 4 for information with respect to the restructuring of the lease for the New Jersey ride facility in June 2001.


8.  New Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on the Company's financial statement presentation and disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

During November 2002, the Company opened a new business venture in Las Vegas, Nevada, which is operated under the name "Coca-Cola Tickets2Nite". The new business venture sells tickets to Las Vegas shows at 50% of the face price on the same day of the performance (see "New Business Venture" below).

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

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at September 30, 2002 and December 31, 2001. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements (see "Liquidity and Capital Resources - September 30, 2002" below). The Company has been exploring various alternatives to raise this required capital and has raised a portion of the required capital, but there can be no assurances that the Company will ultimately be successful in this regard. During the nine months ended September 30, 2002, the Company raised $582,500 of new capital through the sale of its equity securities. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance.

The Company is continuing its efforts to raise new capital subsequent to September 30, 2002. The Company is attempting to raise a total of up to $750,000 of new capital during 2002.

To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Closure of New Jersey Ride Facility:

During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off certain fixed assets related to such ride facility and incurred certain direct costs related to such closure, resulting in a charge to operations aggregating $24,847 and $143,377 for the three months and nine months ended September 30, 2002. Included in the $143,377 of costs for the nine months ended September 30, 2002 were non-cash costs of $118,530. During the nine months ended September 30, 2002, the New Jersey ride facility generated revenues of $156,934 or 8.7% of consolidated revenues. During the three months and nine months ended September 30, 2001, the New Jersey ride facility generated revenues of $91,860 and $262,097, respectively, or 12.9% and 14.0% of consolidated revenues, respectively.

At September 30, 2002, property and equipment included office and equipment and equipment under capital leases related to the New Jersey ride facility with an original cost of $46,255 and a depreciated cost of $23,507. The Company is pursuing opportunities to establish another Las Vegas ride facility in order to utilize the equipment removed from the New Jersey site. This effort is expected to take several months to accomplish, and there can be no assurances that the Company will ultimately be successful. Should the Company not be successful in establishing a new Las Vegas ride facility in the next several months, the Company will write-off the property and equipment removed from the New Jersey ride facility, to the extent that it cannot be utilized in the Company's remaining operations.

During July 2002, the Company was named as a defendant in a lawsuit initiated by the landlord of the New Jersey ride facility. The New Jersey ride facility was closed in late June 2002. The lawsuit results from the contractual relationship between the landlord and the Company. Management believes that it has claims against the landlord sufficient to offset any damages for which the Company may ultimately be found liable. Management believes that it will be successful in its defense of this lawsuit, and has therefore not accrued for any expenses associated with this lawsuit in the financial statements. The Company's financial statements do not include any adjustments for recovery of claims against the landlord.

New Business Venture:

The Company owns 50% of a subsidiary named Tickets2Nite, LLC, which was formed in 2002, with the other 50% being owned by an independent third party. The joint venture commenced operations during November 2002. The joint venture sells tickets to Las Vegas shows at 50% of the face price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel. The Coca-Cola Company has entered into a Marketing Sponsorship Agreement with Tickets2Nite, LLC, as a result of which the operations of the joint venture are being marketed as "Coca-Cola Tickets2Nite". As of September 30, 2002, the Company's investment in this joint venture was $63,484.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets include property and equipment and the visual effects library. At December 31, 2001, the net value of property and equipment and the visual effects library was $1,039,346, which accounted for 68.1% of the Company's total assets. At September 30, 2002, the net value of property and equipment and the visual effects library was $636,987, which accounted for 52.8% of the Company's total assets. In assessing the impairment of property and equipment and the visual effects library, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Investments in Joint Ventures:

The Company accounts for its investments in joint ventures under the equity of method of accounting. The value of the Company's investments in joint ventures was $323,795 at December 31, 2001, representing 21.2% of the Company's total assets. The value of the Company's investment in joint ventures was $355,168 at September 30, 2002, representing 29.2% of the Company's total assets. The Company periodically evaluates the recoverability of its investments in joint ventures based on the respective joint venture's current and prospective operating performance. If the Company determines that its investment in a joint venture is not recoverable, it will be required to recognize a loss in such period.

Income Taxes:

The Company records a valuation allowance to reduce its deferred tax assets arising from net operating loss carryforwards to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Results of Operations:

Three Months Ended September 30, 2002 and 2001 -

Revenues. Revenues decreased by $12,758 or 1.8% to $701,697 in 2002, as compared to $714,455 in 2001. Included in revenues for the three months ended September 30, 2001 were revenues from the New Jersey ride facility, which was closed in late June 2002, of $91,860 or 12.9% of total revenues. Revenues from the Company's Las Vegas ride facility increased sufficiently in 2002 to offset most of the impact from the absence of revenues from the New Jersey ride facility.

Direct Costs of Revenues. Direct costs of revenues were stable at $335,959 in 2002, as compared to $335,792 in 2001. Direct costs of revenues were 47.9% of revenues in 2002, as compared to 47.0% of revenues in 2001.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $16,802 or 31.9% to $35,841 in 2002, as compared to $52,643 in 2001, as a result of reduced use of marketing and promotional materials. Selling and marketing expenses were 5.1% of revenues in 2002, as compared to 7.4% of revenues in 2001.

General and Administrative Expenses. General and administrative expenses increased by $130,175 or 52.7% to $377,197 in 2002, as compared to $247,022 in
2001. Included in general and administrative expenses in 2002 and 2001 was non-cash compensation of $118,000 and $24,465, respectively, including $12,633 and $12,600 to officers and directors, respectively. Excluding such non-cash compensation, general and administrative expenses increased by $36,640 or 16.5% in 2002 as compared to 2001, primarily as a result of higher costs for professional fees and salaries.

Depreciation and Amortization. Depreciation and amortization decreased by $11,149 or 12.2% to $80,545 in 2002, as compared to $91,694 in 2001.

Start-Up Costs of New Joint Venture. The Company incurred start-up costs with respect to the development of its new joint venture of $95,404 in 2002, as compared to $27,479 in 2001. Included in such costs in 2002 were $41,300 of non-cash costs resulting from the issuance of common stock and common stock purchase warrants.

Closure Costs of New Jersey Ride Facility. During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off certain fixed assets related to such ride facility and incurred certain direct costs related to such closure, resulting in a charge to operations of $24,847 for the three months ended September 30, 2002.

Loss from Operations. The loss from operations was $248,096 for the three months ended September 30, 2002, as compared to a loss from operations of $40,175 for the three months ended September 30, 2001.

Interest Expense. Interest expense decreased by $25,268 to $36,786 in 2002, as compared to $62,054 in 2001, primarily as a result of adjustments in 2001 that reduced interest expense, which were recorded in conjunction with the restructuring of the note payable to the Company's primary secured lender in June 2001.

Interest Income.  Interest income was $295 in 2002, as compared to $95 in 2001.

Equity in Net Income (Loss) of Joint Venture. Equity in net loss of joint venture was $911 in 2002, as compared equity in net income of joint venture of $4,204 in 2001.

Other Income. Other income was $717 in 2002. There was no other income in 2001.

Net Loss. Net loss was $284,781 the three months ended September 30, 2002, as compared to a net loss of $97,930 for the three months ended September 30, 2001. Net loss increased in 2002 as compared to 2001 primarily as a result of an increase in general and administrative expenses and start-up costs of the new joint venture.

Nine Months Ended September 30, 2002 and 2001 -

Revenues. Revenues decreased by $66,996 or 3.6% to $1,805,582 in 2002, as compared to $1,872,578 in 2001. Included in revenues for the nine months ended September 30, 2002 and 2001 were revenues from the New Jersey ride facility, which was closed in late June 2002, of $156,934 and $262,097, respectively, or 8.7% and 14.0% of total revenues, respectively. Revenues from the Company's Las Vegas ride facility increased sufficiently in 2002 to offset most of the impact from the absence of revenues from the New Jersey ride facility.

Direct Costs of Revenues. Direct costs of revenues decreased by $36,619 or 3.5% to $1,008,949 from $1,045,568 in 2001 (excluding forgiveness of accrued rent payable of $70,580 in 2001, which was credited to direct costs of revenues). Direct costs of revenues were 55.9% of revenues in 2002, as compared to 55.8% of revenues in 2001 (excluding the accrued rent payable adjustment).

Selling and Marketing Expenses. Selling and marketing expenses decreased by $63,687 or 47.0% to $71,794 in 2002, as compared to $135,481 in 2001, as a result of reduced use of marketing and promotional materials. Selling and marketing expenses were 4.0% of revenues in 2002, as compared to 7.2% of revenues in 2001.

General and Administrative Expenses. General and administrative expenses increased by $419,539 or 55.0% to $1,182,994 in 2002, as compared to $763,455 in
2001. Included in general and administrative expenses in 2002 and 2001 was non-cash compensation of $375,756 and $24,465, respectively, including $133,389 and $12,600 to officers and directors, respectively. Excluding such non-cash compensation, general and administrative expenses increased by $68,248 or 9.2% in 2002 as compared to 2001, primarily as a result of higher costs for liability insurance, professional fees and salaries.

Depreciation and Amortization. Depreciation and amortization decreased by $8,287 or 3.1% to $253,657 in 2002, as compared to $261,944 in 2001.

Start-Up Costs of New Joint Venture. The Company incurred start-up costs with respect to the development of its new joint venture of $123,927 in 2002, as compared to $43,609 in 2001. Included in such costs in 2002 were $41,300 of non-cash costs resulting from the issuance of common stock and common stock purchase warrants.

Closure Costs of New Jersey Ride Facility. During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off certain fixed assets related to such ride facility and incurred certain direct costs related to such closure, resulting in a charge to operations of $143,377 for the nine months ended September 30, 2002.

Loss from Operations. The loss from operations was $979,116 for the nine months ended September 30, 2002, as compared to a loss from operations of $306,899 for the nine months ended September 30, 2001.

Interest Expense. Interest expense increased by $2,719 to $122,235 in 2002, as compared to $119,516 in 2001.

Interest Income.  Interest income was $328 in 2002, as compared to $693 in 2001.

Equity in Net Income of Joint Venture. Equity in net income of joint venture was $17,392 in 2002, as compared to $15,269 in 2001.

Other Income. Other income was $17,366 in 2002. There was no other income in 2001.

Net Loss. Net loss was $1,066,265 for the nine months ended September 30, 2002, as compared to a net loss of $410,453 for the nine months ended September 30, 2001. Net loss increased in 2002 as compared to 2001 primarily as a result of an increase in general and administrative expenses, start-up costs of the new joint venture and closure costs of the New Jersey ride facility.

Liquidity and Capital Resources - September 30, 2002:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties and capital leases to provide the resources necessary to develop its ride facilities and operate its business. However, during the nine months ended September 30, 2002, the Company raised $582,500 of new capital through the sale of its securities, which has been used to fund existing operations.

The Company is continuing its efforts to raise new capital subsequent to September 30, 2002. The Company is attempting to raise a total of up to $750,000 of new capital during 2002.

Operating Activities. The Company's operations utilized cash of $390,204 during the nine months ended September 30, 2002, as compared to utilizing cash of $38,459 during the nine months ended September 30, 2001. The increase in cash utilized in operations in 2002 as compared to 2001 was primarily a result of an increase in cash used to reduce accounts payable and accrued expenses. The Company has also utilized cash resources to fund the new business venture in Las Vegas, Nevada (see "New Business Venture" above).

At September 30, 2002, cash and cash equivalents had increased by $79,614, to $146,470, as compared to $66,856 at December 31, 2001. The Company had a working capital deficit of $335,876 at September 30, 2002, as compared to a working capital deficit of $1,228,824 at December 31, 2001 (which included the entire balance of the Company's note payable to its primary secured lender of

$780,613), resulting in current ratios of .35:1 and .08:1 at September 30, 2002 and December 31, 2001, respectively. As a result of the completion of a modification agreement with the primary secured lender effective April 17, 2002, the balance of this loan has been reclassified into current and long-term portions, with $112,237 classified as a current liability and $632,423 classified as a long-term liability at September 30, 2002.

Investing Activities. Net cash used in investing activities was $15,382 for the nine months ended September 30, 2002, as compared to net cash provided by investing activities of $45,244 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company received $808 from the sale of property and equipment, as compared to purchasing property and equipment for $2,192 during the nine months ended September 30, 2001. During the nine months ended September 30, 2002 and 2001, the Company received dividends from the Company's joint venture with Dave & Buster's, Inc. of $49,503 and $47,436, respectively. During the nine months ended September 30, 2002, the Company purchased property and equipment for its new business venture aggregating $65,693 (see "New Business Venture" above).

Financing Activities. Net cash provided by financing activities was $485,200 for the nine months ended September 30, 2002, as compared to net cash used in financing activities of $42,497 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002 and 2001, the Company made payments on notes payable of $67,483 and $13,502, respectively, and the Company made principal payments on capital lease obligations of $29,817 and $28,995, respectively.

During the nine months ended September 30, 2002, the Company converted $47,312 of accounts payable into notes payable, and $16,000 of accounts payable were settled by the issuance of the private placement securities. The Company also entered into a capital lease for $12,700 to acquire equipment for its new business venture (see "New Business Venture" above).

During the nine months ended September 30, 2002, the Company raised $582,500 of new capital through the sale of its equity securities. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance.

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

Effective April 17, 2002, the Company completed a Third Modification Agreement and Waiver of Defaults with the secured lender, which provided for: (1) the waiver of all prior payment defaults; (2) interest on the unpaid balance at 16.64% per annum; (3) the payment of interest only for the months of March, April and May 2002; (4) commencing June 2002, monthly payments of principal and interest of $18,955 for a period of five years. As a result of the completion of this agreement, the balance of this loan has been reclassified into current and long-term portions, with $112,237 classified as a current liability and $632,423 classified as a long-term liability at September 30, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

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

During July 2002, the Company was named as a defendant in a lawsuit initiated by the landlord of the New Jersey ride facility. The New Jersey ride facility was closed in late June 2002. The lawsuit results from the contractual relationship between the landlord and the Company. Management believes that it has claims against the landlord sufficient to offset any damages for which the Company may ultimately be found liable. Management believes that it will be successful in its defense of this lawsuit, and has therefore not accrued for any expenses associated with this lawsuit in the financial statements. The Company's financial statements do not include any adjustments for recovery of claims against the landlord.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2002, the Company sold 100,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $25,000 of equity capital. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance.

Effective as of January 3, 2002, the Company entered into a two year agreement with a consulting firm that provides for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. During the three months ended September 30, 2002, the Company issued 50,000 shares of common stock to such firm with a fair market value of $18,500, which was charged to operations as general and administrative expense.

Effective as July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option pricing model as $496,000, which is being charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. For the three months ended September 30, 2002, $82,667 was charged to operations.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to pay a finder's fee to such firm with respect to the private placement of its equity securities by issuing shares of common stock equivalent to 3% of the total equity capital raised, calculated at $0.50 per share. During the three months ended September 30, 2002, the Company issued 17,910 shares of common stock to such firm, which were recorded at their par value of $0.08 per share and charged to additional paid-in capital.

During the three months ended September 30, 2002, the Company issued 5,000 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $1,800, which was charged to operations as general and administrative expense. The shares were issued pursuant to a bonus provision of such officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement.

On September 27, 2002, the Company issued 10,000 shares of common stock as a licensing fee. The fair market value of the common stock was $4,200, which was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2002.

On September 27, 2002 the Company issued 10,000 shares of common stock to acquire certain office equipment. The fair market value of the common stock was $4,200, which was recorded as office equipment and furniture at September 30, 2002.

In conjunction with the formation and development of the Company's new joint venture, the Company issued shares of common stock and common stock purchase warrants as described below.

On September 27, 2002, the Company issued 30,000 shares of common stock with a fair market value of $12,600 and a warrant to purchase 50,000 shares of common stock, exercisable at $0.42 per share for a period of three years, with a fair value of $24,500, as a consulting fee. These amounts were charged to operations as start-up costs of the new joint venture during the three months ended September 30, 2002.

On September 27, 2002, the Company issued 10,000 shares of common stock as a consulting fee. The fair market value of the common stock was $4,200, which was charged to operations as start-up costs of the new joint venture during the three months ended September 30, 2002.

The shares of common stock and warrants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

Three Months Ended September 30, 2002:

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



                                       CINEMA RIDE, INC.
                                       -----------------
                                         (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  November 13, 2002          By:  ___________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

                                INDEX TO EXHIBITS



Exhibit
Number           Description of Document
------           -----------------------


10.1 Operating Agreement of TICKETS2NITE, LLC, a Nevada limited liability company, dated September 24, 2002

99.1             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002