Form 10KSB
period 2002-12-31
CINEMA RIDE INC
filed 2003-06-05
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the Fiscal Year Ended December 31, 2002

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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ended December 31, 2002 were $2,225,456.

      The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of December 31, 2002 was $1,440,419.

      As of December 31, 2002, the issuer had 5,620,775 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format:  Yes [ ]  No [x]

      Documents incorporated by reference:  None.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

      This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                                     PART I.


ITEM 1.   DESCRIPTION OF BUSINESS

Overview:

      Cinema Ride, Inc. (the "Company") was incorporated in Delaware in April 1993. Unless the context otherwise requires, references to the Company in this document refer to Cinema Ride, Inc. and its subsidiaries. The Company is in the business of developing and operating rides consisting of 3-D motion simulator attractions and filmed entertainment that combines projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. Each attraction is designed to provide the viewer with a realistic feeling of being a participant in the action on the screen.

      As of December 31, 2002, the Company had completed the construction and installation of five ride facilities. The first facility (the "Las Vegas Facility") commenced operations in October 1994 and is located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel in Las Vegas, Nevada. The second facility (the "West Edmonton Mall Facility") commenced operations in August 1995 and is located in the West Edmonton Mall, Alberta, Canada. The third facility (the "Times Square Facility") commenced operations in September 1996 at a location in Times Square in New York City, New York, and was closed during January 1998. The fourth facility (the "Atlanta Facility") commenced operations in September 1998 as a joint venture with Dave & Buster's, Inc., was located near Atlanta, Georgia, and was closed in February 2003 as a result of the expiration of the joint venture agreement (see "Dave & Buster's, Inc. Joint Venture"). The fifth facility (the "New Jersey Facility") commenced operations in January 2000 and was located in the Jersey Gardens Mall in Elizabeth, New Jersey, near Newark Airport, and was closed in June 2002, as a result of a dispute with the landlord (see "ITEM 3. LEGAL PROCEEDINGS"). The Company's executive offices are located in Studio City, California.

      The Forum Shops recently commenced construction on an expansion program, which may negatively impact traffic at the Company's Las Vegas Facility. In addition, the Forum Shops have requested that the Company relocate its ride facility to a new location within the Forum Shops. The Company is continuing discussions with the management of the Forum Shops, but is currently unable to predict the ultimate resolution of this issue, or the impact that these matters may have on the Company's financial position or results of operations.
New Las Vegas Business Venture:

      The Company owns 50% of a subsidiary named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel, pursuant to a sub-lease through July 31, 2007. The Operating Agreement specifies that the Company oversees the day-to-day operations of the new business venture. The Coca-Cola Company has entered into a Marketing Sponsorship Agreement with Tickets2Nite, LLC, beginning July 1, 2002 and ending June 30, 2007, as a result of which the operations of the new business venture are being marketed as "Coca-Cola Tickets2Nite". As part of the Marketing Sponsorship Agreement, Tickets2Nite, LLC has granted The Coca-Cola Company warrants to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant is exercised, as determined by a mutually acceptable investment banking firm.

      The concept of same day, half-price tickets is a successful, well-established institution in New York City's Times Square. Based on initial results, and subject to the resolution of management and funding issues, the Company believes that the new business venture has the potential to make a significant contribution to the Company's financial results in the future.

      The Company accounts for this investment under the equity method of accounting, since it does not have majority voting control of Tickets2Nite, LLC. Financial information with respect to the Company's investment in Tickets2Nite, LLC and its results of operations and financial position as of and for the period ended December 31, 2002 are provided at "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

      On December 24, 2002, the Company filed a lawsuit against Entasis in the Clark County, Nevada District Court. The lawsuit relates to matters concerning the management and funding of the new business venture. Entasis funded only $95,000 of its $200,000 equity commitment, and was impermissibly interfering with the operations of the new business venture.

      On February 27, 2003, the Clark County, Nevada District Court granted the Company's motion for a Preliminary Injunction against Entasis relating to the operations of the business. The Preliminary Injunction prevents Entasis from interfering with the day-to-day operations of the Tickets2Nite business or having anything to do with Tickets2Nite's banking.

      Trial with respect to the Company's lawsuit against Entasis was held on May 7 through 9, 2003. No decision had been issued by the Clark County, Nevada District Court as of May 28, 2003. The Company does not believe that the resolution of this legal proceeding will have a negative impact on the Company's interest in Tickets2Nite, LLC, or on its consolidated results of operations or financial position.

New Capital:

      During the year ended December 31, 2002, the Company raised $628,750 of new capital through the sale of its securities. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants. The Company is continuing its efforts to raise new capital subsequent to December 31, 2002.

      Effective as of January 3, 2002, the Company entered into a two year agreement with a financial advisory firm, Gang Consulting Inc., which provides for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. During the year ended December 31, 2002, the Company issued 280,000 shares of common stock to such firm with a fair market value of $168,950, which was charged to operations as general and administrative expense. The Company also paid $10,000 to such firm during the year ended December 31, 2002.

      Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per share. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option pricing model as $496,000, which is being charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. For the year ended December 31, 2002, $165,333 was charged to operations as general and administrative with respect to such warrants.

      Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to pay a finder's fee to such firm with respect to the private placement of its equity securities by issuing shares of common stock equivalent to 3% of the total equity capital raised, calculated at $0.50 per share. During the year ended December 31, 2002, the Company issued 37,125 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $2,970) and charged to additional paid-in capital.

Going Concern:

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at December 31, 2002. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

      The Company will require additional capital to fund operating and debt service requirements, as well as to expand its new Las Vegas business venture, Tickets2Nite. The Company has been exploring various alternatives to raise this required capital, and has raised a portion of the required capital, but there can be no assurances that the Company will ultimately be successful in this regard.

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

      Simulators:

      The Company utilizes a simulator that is both space and cost efficient. Each simulator includes an enclosed capsule with 15 seats in which audiences are seated during a given ride. Inside the capsule, each seat faces a screen at the front of the capsule onto which the ride film is projected. Company attractions consist of one or more capsules, the number of which varies depending on the size and desired seating capacity of a particular location. The Las Vegas Facility consists of four capsules and the West Edmonton Mall Facility consists of one capsule.

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

      The Company has completed production of six ride films for exhibition in its attractions. The Company produces ride films by contracting with independent film production companies.

      A typical ride film lasts approximately four minutes. Each capsule is able to feature approximately nine to twelve attractions per hour. Due to the high throughput capability of the attractions, the Company's ride facilities do not generally operate at or near maximum capacity.

Facility Operations:

      The Company currently generates virtually all of its revenues from the sale of ride tickets. Ride tickets are sold to customers at a ticket booth. Prior to the showing, ticket holders are led through an entry area where their tickets are taken and they are handed 3-D glasses and led into a pre-show area. While the previous audience is inside the capsule experiencing the show, ticket holders in the pre-show area line up for the next show.

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

Dave & Buster's, Inc. Joint Venture:

      On May 29, 1998, the Company entered into a three-year joint venture agreement with Dave & Buster's, Inc. to install its 3-D motion simulation theater at the Dave & Buster's, Inc. facility near Atlanta, Georgia. The theater installation was completed and became operational on September 14, 1998. Each party to the joint venture agreement shared the joint venture's revenues and operating expenses equally. The joint venture agreement also required the Company to be solely responsible for certain administrative expenses.

      Although the joint venture agreement was not formally extended subsequent to its expiration, the operations of the joint venture continued on a month-to-month basis until February 15, 2003, when the joint venture ceased operations and was formally terminated.

Competition:

      The Company faces competition in the development and marketing of attractions. Such competition includes gaining access to desirable locations for attractions, as well as to selling or leasing simulators and ride films. Other companies develop and market simulators that compete with the simulators and related filmed entertainment developed and marketed by the Company. Many of these corporations have greater financial and marketing resources than the Company and have established reputations for success in the development and marketing of products. In addition, there are no significant barriers to entry that would prevent additional competitors from competing with the Company in the development and operation of attractions on a site-by-site basis.

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

Employees:

      As of March 31, 2003, the Company had three full-time employees at its corporate offices, 20 employees at its Las Vegas Facility, and three employees at its West Edmonton Mall Facility. Tickets2Nite, LLC had eight employees at March 31, 2003. Employees at the ride locations consist of both full-time and part-time employees. The Company's employees are not represented by any unions. The Company believes that its relations with its employees are satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTY

Las Vegas Facility:

      In October 1993, the Company entered into a lease agreement for a site located at the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops") that houses the Company's Las Vegas Facility. The Las Vegas Facility lease has a term of 10 years through July 2004, with an option to extend the term of the lease for one additional five-year period. The Forum Shops is a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel in Las Vegas, Nevada.

      The Forum Shops recently commenced construction on an expansion program, which may negatively impact traffic at the Company's Las Vegas Facility. In addition, the Forum Shops have requested that the Company relocate its ride facility to a new location within the Forum Shops. The Company is continuing discussions with the management of the Forum Shops, but is currently unable to predict the ultimate resolution of this issue, or the impact that these matters may have on the Company's financial position or results of operations.
West Edmonton Mall Facility:

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

Corporate Offices:

      The Company leases office space in Studio City, California as its corporate headquarters. The lease is for a period of five years expiring June 2005, with an option to extend the term of the lease for one additional five-year period. The monthly rent is currently $4,630.


ITEM 3.   LEGAL PROCEEDINGS

      At December 31, 2002, the Company was involved in the following legal proceedings:

      a. The Company's former Chief Financial Officer, Toufic R. Bassil, has asserted claims against the Company for breach of his employment agreement and his wrongful termination as an officer of the Company without cause effective March 1, 1999. These claims are being asserted pursuant to a binding arbitration proceeding through the American Arbitration Association. In January 2002, the arbitrator determined that the Company is liable for damages from breach of the employment agreement, although damages have not yet been determined. The wrongful termination claim is still in the discovery stage and the Company is actively defending this matter. In the opinion of management, adequate provision has been made in the consolidated financial statements with respect to the foregoing claims.

      b. In late June 2002, the Company closed its New Jersey ride facility. During July 2002, the Company and its wholly-owned subsidiary, Cinema Ride Times Square, Inc., were named as defendants in a lawsuit initiated by the landlord of the Company's former New Jersey ride facility, Elizabeth Metromall, LLC, in the Superior Court of New Jersey. The lawsuit results from the contractual relationship between the landlord and the Company. Management believes that it has counterclaims against the landlord sufficient to offset any damages for which the Company may ultimately be found liable. Management believes that it will be successful in its defense of this lawsuit, and has therefore not accrued for any expenses associated with this lawsuit in the consolidated financial statements. The Company's consolidated financial statements do not include any adjustments for recovery of claims against the landlord.

      c. The Company owns 50% of a subsidiary named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel. The Operating Agreement specifies that the Company will oversee the day-to-day operations of the new business venture.

      On December 24, 2002, the Company filed a lawsuit against Entasis in the Clark County, Nevada District Court. The lawsuit relates to matters concerning the management and funding of the new business venture. Entasis funded only $95,000 of its $200,000 equity commitment, and was impermissibly interfering with the operations of the new business venture.

      On February 27, 2003, the Clark County, Nevada District Court granted the Company's motion for a Preliminary Injunction against Entasis relating to the operations of the business. The Preliminary Injunction prevents Entasis from interfering with the day-to-day operations of the Tickets2Nite business or having anything to do with Tickets2Nite's banking.

      Trial with respect to the Company's lawsuit against Entasis was held on May 7 through 9, 2003. No decision had been issued by the Clark County, Nevada District Court as of May 28, 2003. The Company does not believe that the resolution of this legal proceeding will have a negative impact on the Company's interest in Tickets2Nite, LLC, or on its consolidated results of operations or financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                    PART II.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      (a) Market Information

      Since March 12, 1998, the common stock of the Company has been traded on the OTC Bulletin Board under the symbol "MOVE". The following table sets forth the range of reported closing bid prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in the Company's common stock has generally been limited and sporadic, and should not be deemed to constitute an "established trading market". The information set forth below was obtained from America Online.


                                                      Low         High
                                                      ---         ----

      Fiscal Year Ended December 31, 2001:
      -----------------------------------

      Three months ended -

      March 31, 2001                                 $0.26        $0.62
      June 30, 2001                                   0.15         1.01
      September 30, 2001                              0.28         0.65
      December 31, 2001                               0.23         0.45



      Fiscal Year Ended December 31, 2002:
      -----------------------------------

      Three months ended -

      March 31, 2002                                 $0.30        $0.75
      June 30, 2002                                   0.62         0.84
      September 30, 2002                              0.42         0.65
      December 31, 2002                               0.55         0.87



      (b) Holders

      As of March 5, 2003, the Company had 241 common shareholders of record, excluding 538,124 shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 1,100 beneficial common shareholders as of March 5, 2003.

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

      (d) Securities Authorized for Issuance under Equity Compensation Plans

      In June 1994, the Company adopted the Cinema Ride, Inc. Stock Option Plan (the "Option Plan"), under which stock options to purchase a maximum of 112,500 shares of common stock of the Company may be issued pursuant to incentive and non-qualified stock options granted to officers, employees, directors and consultants of the Company. There were 14,312 options issuable under the Option Plan at December 31, 2002.

      In December 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Option Plan"), under which stock options to purchase a maximum of 12,500 shares of common stock of the Company may be issued to non-employee directors of the Company. There are no options issuable under the Directors Option Plan at December 31, 2002.

      A more complete description of the Option Plan and the Directors Option Plan is provided at "ITEM 10. EXECUTIVE COMPENSATION - Stock Option Plans".

      The Company has also periodically entered into equity-based individual compensation arrangements with its officers, which are described at "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements" and "- Issuance of Non-Plan Stock Options, Warrants and Common Stock to Officers.

      None of these stock option plans or individual compensation arrangements were approved by the shareholders of the Company.

                                                      Number of securities
                                                      remaining available for
Number of securities        Weighted-average          future issuance under
to be issued upon           exercise price            equity compensation
exercise of                 of outstanding            plans (excluding
outstanding options,        options, warrants         securities reflected
warrants and rights(1)      and rights                in column (a)
----------------------      -----------------         -----------------------
       (a)                        (b)                            (c)
 3,423,572 shares                $1.56                    14,312 shares


----------------------
(1) Includes both vested and unvested options and warrants.


Sales of Unregistered Securities

      On January 28, 2002, the Company issued to each of its two non-employee directors 100,000 shares of common stock for services rendered which were valued at an aggregate of $60,000.

      On January 28, 2002, the Company issued 75,000 shares of common stock to its Vice President of Operations for services rendered which were valued at $22,500.

      On February 4, 2002, as part of the Company's 2002 compensation agreement with Kimberly Simon, the Company issued a warrant to purchase 50,000 shares of common stock exercisable at $0.41 per share, which was the fair market value on the date of grant, vesting if 2002 revenues from the Company's Las Vegas Facility were at least equal to 2001 revenues. As of June 30, 2002, the Company determined that it was likely that this warrant would vest. Accordingly, the Company calculated the value of the warrant as $32,500 pursuant to the Black-Scholes option pricing model, which was charged to operations during the year ended December 31, 2002.

      During the year ended December 31, 2002, the Company issued to various employees an aggregate of 220,000 shares of common stock for services rendered which were valued at $66,000.

      During the year ended December 31, 2002, the Company issued to various consultants an aggregate of 174,000 shares of common stock for services rendered which were valued at $60,040.

      During the year ended December 31, 2002, the Company issued to various consultants an aggregate of 10,000 shares of common stock for capital raising services, which were recorded at par value of $0.08 per share (aggregate amount $800) and charged to additional paid-in capital.

      During the year ended December 31, 2002, the Company issued 10,000 shares of common stock to an individual as payment for the acquisition of office equipment which were valued at $6,200.

      During the year ended December 31, 2002, the Company conducted a private placement offering consisting of units comprised of four shares of common stock and four common stock purchase warrants for each $1.00 invested. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months initially) from the date of issuance. The Company raised a total of $628,750 and issued 2,515,000 shares of common stock and 2,515,000 common stock purchase warrants. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

      During the year ended December 31, 2002, the Company issued 123,750 shares of common stock to its Chief Executive Officer as a bonus for capital raising efforts pursuant to his employment agreement effective September 1, 2000, which were valued at $82,570 (see "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements").

      During the year ended December 31, 2002, the Company issued 30,000 shares of common stock and warrants to purchase 50,000 shares of common stock exercisable at $0.42 per share for three years to a consultant for assistance in structuring the Company's new Las Vegas business venture. The aggregate value of such securities was $43,100, with the shares valued at $18,600 and the warrants valued at $24,500.

      During the year ended December 31, 2002, the Company issued to Gang Consulting Inc. 280,000 shares of common stock and common stock purchase warrants for 900,000 shares of common stock exercisable for five years at prices ranging from $0.25 through $4.00 for financial advisory services. The aggregate value of the warrants, calculated pursuant to the Black-Scholes option pricing model, was $496,000, which is being charged to operations over the 18-month period beginning July 1, 2002 and ending December 31, 2003. The aggregate value of such securities charged to operations during the year ended December 31, 2002 was $334,283, with the shares valued at $168,950 and the portion of the warrants charged to operations valued at $165,333. The Company also issued to Gang Consulting Inc. 37,125 shares of common stock for capital raising services during the year ended December 31, 2002, which were recorded at par value of $0.08 per share (aggregate amount $2,970) and charged to additional paid-in capital (see "ITEM 1. DESCRIPTION OF BUSINESS - New Capital").

      The shares of common stock, stock options and warrants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

      The Company is in the business of developing and operating rides consisting of 3-D motion simulator attractions and filmed entertainment that combines projected three-dimensional action films of approximately four minutes in duration with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The Company's ride facilities are located in Las Vegas, Nevada and Edmonton, Alberta, Canada.

New Las Vegas Business Venture:

      The Company owns 50% of a subsidiary named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel, pursuant to a sub-lease through July 31, 2007. The Operating Agreement specifies that the Company oversees the day-to-day operations of the new business venture. The Coca-Cola Company has entered into a Marketing Sponsorship Agreement with Tickets2Nite, LLC, beginning July 1, 2002 and ending June 30, 2007, as a result of which the operations of the new business venture are being marketed as "Coca-Cola Tickets2Nite". As part of the Marketing Sponsorship Agreement, Tickets2Nite, LLC has granted The Coca-Cola Company warrants to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant is exercised, as determined by a mutually acceptable investment banking firm.

      The concept of same day, half-price tickets is a successful, well-established institution in New York City's Times Square. Based on initial results, and subject to the resolution of management and funding issues, the Company believes that the new business venture has the potential to make a significant contribution to the Company's financial results in the future.

      The Company accounts for this investment under the equity method of accounting, since it does not have majority voting control of Tickets2Nite, LLC. Financial information with respect to the Company's investment in Tickets2Nite, LLC and its results of operations and financial position as of and for the period ended December 31, 2002 are provided below at "Tickets2Nite Business Venture".

      On December 24, 2002, the Company filed a lawsuit against Entasis in the Clark County, Nevada District Court. The lawsuit relates to matters concerning the management and funding of the new business venture. Entasis funded only $95,000 of its $200,000 equity commitment, and was impermissibly interfering with the operations of the new business venture.

      On February 27, 2003, the Clark County, Nevada District Court granted the Company's motion for a Preliminary Injunction against Entasis relating to the operations of the business. The Preliminary Injunction prevents Entasis from interfering with the day-to-day operations of the Tickets2Nite business or having anything to do with Tickets2Nite's banking.

      Trial with respect to the Company's lawsuit against Entasis was held on May 7 through 9, 2003. No decision had been issued by the Clark County, Nevada District Court as of May 28, 2003. The Company does not believe that the resolution of this legal proceeding will have a negative impact on the Company's interest in Tickets2Nite, LLC, or on its consolidated results of operations or financial position.

New Capital:

      During the year ended December 31, 2002, the Company raised $628,750 of new capital through the sale of its securities. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants. The Company is continuing its efforts to raise new capital subsequent to December 31, 2002.

      Effective as of January 3, 2002, the Company entered into a two year agreement with a financial advisory firm, Gang Consulting Inc., which provides for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. During the year ended December 31, 2002, the Company issued 280,000 shares of common stock to such firm with a fair market value of $168,950, which was charged to operations as general and administrative expense. The Company also paid $10,000 to such firm during the year ended December 31, 2002.

      Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per share. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option pricing model as $496,000, which is being charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. For the year ended December 31, 2002, $165,333 was charged to operations as general and administrative with respect to such warrants.

      Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to pay a finder's fee to such firm with respect to the private placement of its equity securities by issuing shares of common stock equivalent to 3% of the total equity capital raised, calculated at $0.50 per share. During the year ended December 31, 2002, the Company issued 37,125 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $2,970) and charged to additional paid-in capital.

Going Concern:

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficit at December 31, 2002. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

      The Company will require additional capital to fund operating and debt service requirements, as well as to expand its new Las Vegas business venture, Tickets2Nite. The Company has been exploring various alternatives to raise this required capital, and has raised a portion of the required capital, but there can be no assurances that the Company will ultimately be successful in this regard.

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

Impairment of Long-Lived Assets:

      The Company's long-lived assets include property and equipment and the visual effects library. At December 31, 2002, the net value of property and equipment and the visual effects library was $545,149, which accounted for 61.8% of the Company's total assets. In assessing the impairment of property and equipment and the visual effects library, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Investment in New Las Vegas Business Venture:

      The Company owns 50% of a subsidiary named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC, an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel. The value of the Company's investment in the new Las Vegas business venture, net of the Company's proportionate share of the business venture's net loss for the period ended December 31, 2002, was $197,934 at December 31, 2002, representing 22.5% of the Company's total assets.

      The Company periodically evaluates the recoverability of its investment in this business venture based on its current and prospective operating performance. If the Company determines that its investment in this business venture is not recoverable, it will be required to recognize a loss in such period.

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

Results of Operations - Years Ended December 31, 2002 and 2001 -

Cinema Ride, Inc.:

      Revenues. Revenues decreased by $150,090 or 6.3%, to $2,225,456 in 2001, as compared to $2,375,546 in 2001. The New Jersey Facility, which was closed in late June 2002, generated revenues of $157,107 or 7.1% of consolidated revenues for the six months ended June 30, 2002, as compared to revenues of $345,067 or 14.5% of consolidated revenues for the full year of 2001. Exclusive of revenues from the New Jersey Facility, revenues increased by $37,870 or 1.9% in 2002 as compared to 2001.

      Revenues from the Company's Las Vegas Facility increased sufficiently in 2002 to offset most of the impact from the absence of a full year's revenues from the New Jersey Facility in 2001. The Company's Las Vegas Facility is located at the Forum Shops at Caesar's Palace Hotel and Casino. The Forum Shops recently commenced construction on an expansion program, which may negatively impact traffic at the ride facility. In addition, the Forum Shops have requested that the Company relocate its ride facility to a new location within the Forum Shops. The Company is continuing discussions with the management of the Forum Shops, but is currently unable to predict the ultimate resolution of this issue, or the impact that these matters may have on the Company's financial position or results of operations.

      Direct Costs of Revenues. Direct costs of revenues decreased by $38,496 or 3.0%, to $1,255,617 in 2002, as compared to $1,294,113 in 2001, primarily as a result of the closure of the New Jersey Facility in late June 2002. Direct costs of revenues in 2001 are net of the forgiveness of accrued rent payable of $70,580, reflecting the restructuring of the lease for the Company's former ride facility in Elizabeth, New Jersey in June 2001. Direct costs of revenues were 56.4% in 2002, as compared to 54.5% of revenues in 2001. Excluding the previously noted non-recurring adjustment of $70,580 in 2001, direct costs of revenues would have been 57.4% in 2001.

      Selling and Marketing Expenses. Selling and marketing expenses decreased by $77,928 or 47.9%, to $84,880 in 2002, as compared to $162,808 in 2001, primarily as a result of the Company's changing to a lower cost marketing program.

      General and Administrative Expenses. General and administrative expenses increased by $614,354 or 55.2%, to $1,728,167 in 2002, as compared to $1,113,813 in 2001, primarily as a result of an increase in costs related to the issuance of common stock and common stock purchase warrants for services rendered.

      Included in general and administrative expenses in 2002 and 2001 was non-cash compensation of $702,992 and $24,464, respectively, including $197,568 and $12,600 to officers and directors, respectively. Excluding such non-cash compensation, general and administrative expenses decreased by $64,174 or 5.9% in 2002 as compared to 2001.

      Depreciation and Amortization. Depreciation and amortization decreased by $24,036 or 6.7%, to $335,150 in 2002, as compared to $359,186 in 2001, primarily as a result of the retirement of certain property and equipment in 2001.

      Loss on Closure of Ride Facilities. During the year ended December 31, 2002, the Company incurred $413,499 of costs related to the closure of the New Jersey Facility and the Atlanta Facility.

      During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote off certain fixed assets related to such ride facility and incurred certain direct costs related to such closure, resulting in a charge to operations of $167,377 during the year ended December 31, 2002.

      During February 2003, the Company's joint venture with Dave & Buster's, Inc. was terminated and operations ceased. The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, the Company wrote off certain fixed assets related to such ride facility and incurred certain direct costs related to such closure, resulting in a charge to operations of $246,122 at December 31, 2002.

      Start-Up Costs of New Las Vegas Business Venture. The Company incurred start-up costs with respect to the development of its new Las Vegas business venture of $43,100 in 2002, which consisted of non-cash costs resulting from the issuance of common stock and common stock purchase warrants, as compared to $43,763 in 2001.

      Loss from Operations. The loss from operations was $1,634,957 for the year ended December 31, 2002, as compared to $598,137 for the year ended December 31, 2001.

      Interest Expense. Interest expense decreased by $40,771 or 20.3%, to $159,652 in 2002, as compared to $200,423 in 2001.

     Interest Income. Interest income was $461 in 2002, as compared to $733 in 2001.

      Equity in Net Income (Loss) of Joint Venture. The Company recognized equity in net income (loss) of joint venture of $(37) in 2002, as compared to $12,758 in 2001, with respect to the Atlanta Facility. The Atlanta Facility was closed in February 2003 (see "ITEM 1. DESCRIPTION OF BUSINESS - Dave & Buster's, Inc. Joint Venture").

      Equity in Net Loss of Las Vegas Business Venture. The Company recorded equity in net loss of its new Las Vegas business venture of $87,724 during the year ended December 31, 2002 (see "New Las Vegas Business Venture" above).

      Other Income. Other income was $18,305 in 2002. The Company did not have any other income in 2001. The Company does not expect other income to be significant in subsequent years.

      Net Loss. The net loss was $1,863,604 for the year ended December 31, 2002, as compared to $785,069 for the year ended December 31, 2001.

      As of December 31, 2002, the Company had Federal and California net operating loss carryforwards of approximately $9,800,000 and $3,000,000, respectively, available to offset future Federal and California taxable income. The unused net operating loss carryforwards expire in various amounts through 2021 for Federal purposes and through 2011 for California state purposes.

      Net deferred tax assets of $3,332,000 at December 31, 2002 resulting from net operating losses, tax credits and other temporary differences have been offset by a 100% valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.

Tickets2Nite Business Venture:

      The Company owns 50% of a subsidiary named Tickets2Nite, LLC, a Nevada limited liability company. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel.

      The Company investment in this new business venture aggregated $285,657 at December 31, 2002, all of which was invested during 2002, consisting of a cash investment of $202,240, $55,352 in the form of a capital lease, $32,682 in the form of equipment purchased by the Company and transferred to the new business venture, less an adjustment of $4,617.

      The Company accounts for this investment under the equity method of accounting, since it does not have majority voting control of Tickets2Nite, LLC. Accordingly, the Company recorded $87,723 as its proportionate share of the net loss from this business venture for the period ended December 31, 2002. The Company did not receive any distributions from this business venture in 2002. Accordingly, the value of the Company's investment in this business venture was $197,934 at December 31, 2002.

      As part of its Marketing Sponsorship Agreement, Tickets2Nite, LLC has granted The Coca-Cola Company warrants to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant is exercised, as determined by a mutually acceptable investment banking firm. The fair value of these warrants was recorded as deferred marketing costs at December 31, 2002, and are being amortized to operations over the five year life of the Marketing Sponsorship Agreement.

      Depending on the growth and development of this new business venture, additional capital may be required during 2003 to support its operations and possible expansion plans, which the Company would attempt to provide either through a debt or equity financing. However, there can be no assurances that the Company would be successful in this regard.

      As of December 31, 2002, the new business venture did not have any capital expenditure commitments outstanding.

      Condensed financial information with respect to the new business venture as of and for the period ended December 31, 2002 is presented below.


                                Tickets2Nite, LLC
                                  Balance Sheet
                                December 31, 2002

Current assets                                      $ 132,904
Property and equipment, net                           315,013
Other assets                                          225,000
                                                      -------
      Total assets                                  $ 672,917
                                                      =======

Current liabilities                                 $  99,466
Long-term liabilities                                 118,241
Capital                                               455,210
                                                      -------
      Total liabilities and capital                 $ 672,917
                                                      =======




                                Tickets2Nite, LLC
                             Statement of Operations
                         Period Ended December 31, 2002

Revenues                                            $ 115,681
Cost of revenues                                       50,068
                                                      -------
Gross margin                                           65,613
                                                      -------

Selling and marketing                                 119,836
General and administrative                            104,156
Depreciation and amortization                          10,264
                                                      -------
Total costs and expenses                              234,256
                                                      -------

Loss from operations                                 (168,643)
Interest expense                                        6,804
                                                      -------
Net loss                                            $(175,447)
                                                      =======


Liquidity and Capital Resources - December 31, 2002:

      During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its securities to provide the resources necessary to develop its ride facilities, operate its business and invest in its new Las Vegas business venture. During the year ended December 31, 2002, the Company raised $628,750 of new capital through the sale of its securities. The Company is continuing its efforts to raise new capital subsequent to December 31, 2002.

      Depending on the growth and development of the Company's new Las Vegas business venture, additional capital may be required during 2003 to support its operations and possible expansion plans, which the Company would attempt to provide either through a debt or equity financing. However, there can be no assurances that the Company would be successful in this regard.

      Operating Activities. Operating activities utilized cash of $398,114 during the year ended December 31, 2002, as compared to $68,017 during the year ended December 31, 2001. The increase in cash utilized in operations in 2002 as compared to 2001 was primarily a result of an increase in cash used to reduce accounts payable and accrued expenses during the year ended December 31, 2002.

      At December 31, 2002, the Company's cash and cash equivalents had decreased by $4,962, to $61,894, as compared to $66,856 at December 31, 2001. The cash balance at December 31, 2002 included a short-term advance of $65,000 from the Company's Chief Executive Officer that was received during the three months ended December 31, 2002. In addition, the Chief Executive Officer has advanced an additional $15,000 during the three months ended March 31, 2003.

      The Company had a working capital deficit of $1,188,800 at December 31, 2002, as compared to $1,228,824 at December 31, 2001, an improvement of $40,024. At December 31, 2002 and 2001, the Company's note payable to its primary secured lender of $716,241 and $780,613, respectively, was classified as a current liability (see "Transactions with Primary Secured Lender" below).

      Investing Activities. Investing activities utilized cash used of $159,809 in 2002, as compared to providing net cash of $77,464 in 2001. Dividends from the Dave & Buster's, Inc. joint venture were $81,505 in 2002, as compared to $80,661 in 2001. The Company generated $809 in 2002 from the sale of fixed assets, as compared to expending $3,197 in 2001 for the purchase of fixed assets. During the year ended December 31, 2002, the Company's net cash investments in its Dave & Buster's, Inc. joint venture and its new Las Vegas business venture were $39,883 and $202,240, respectively.

      Financing Activities. Financing activities provided cash of $552,961 in 2002, as compared to utilizing cash of $52,425 in 2001. Principal payments on notes payable were $103,725 in 2002, as compared to $14,651 in 2001. Principal payments on capital lease obligations were $37,064 in 2002, as compared to $37,774 in 2001.

      During the years ended December 31, 2002 and 2001, the Company entered into new capital lease obligations to acquire equipment totaling $13,257 and $104,093, respectively, including approximately $55,352 in 2002 with respect to the new Las Vegas business venture, which was included in the Company's investment in new Las Vegas business venture.

      During the year ended December 31, 2002, the Company conducted a private placement offering consisting of units comprised of four shares of common stock and four common stock purchase warrants for each $1.00 invested. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. The Company raised a total of $628,750 and issued 2,515,000 shares of common stock and 2,515,000 common stock purchase warrants. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants. The Company is continuing its efforts to raise new capital subsequent to December 31, 2002.

      During the three months ended December 31, 2002, the Company's Chief Executive Officer made short-term advances to the Company aggregating $65,000 for working capital purposes. During the three months ended March 31, 2003, the Company's Chief Executive Officer loaned the Company an additional $15,000 under the same terms.

      As of December 31, 2002, the Company did not have any capital expenditure commitments outstanding.

      Restructuring of Capital Lease Obligation. During July 2001, the Company restructured a capital lease obligation in which it was in default by converting it into a secured note payable. In conjunction with this transaction, the Company exercised its option to acquire the related asset for $29,407. As a result, the Company reclassified the capital lease obligation of $133,500 to notes payable, and the Company reclassified the related asset of $139,474 from equipment under capital lease to theater and film equipment.

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

      Required monthly payments on the loan were in arrears subsequent to December 31, 2002. Required monthly payments on the loan were also in arrears at December 31, 2001. The loan was due in full on March 1, 2002, and the Company did not make this balloon payment. As a result, the balance of this loan of $716,241 and $780,613 at December 31, 2002 and 2001, respectively, was classified as a current liability in the consolidated financial statements at such dates.

      During November 2002, the Company entered into an agreement with the secured lender to settle this obligation for a cash payment of $200,000, of which $50,000 was paid in November 2002, and $150,000 was payable by January 20, 2003. Although the $150,000 payment has not been made to date, the Company believes that if it is successful in raising such funds, the lender will accept such payment and settle the obligation in full, although there can be no assurances in this regard. The $50,000 advance payment was applied to reduce the loan balance at December 31, 2002. The Company has not made any payments on the loan subsequent to December 31, 2002. Upon completion of this transaction, the Company has agreed to reduce the exercise price of the common stock purchase warrant previously issued to the lender to acquire 12,500 shares of common stock, from $1.00 per share to $0.50 per share.

      Transactions with Chief Executive Officer. On June 5, 2001, the Company's Chief Executive Officer exercised a portion of a warrant for 1,538,461 shares of common stock, which had been issued as consideration for providing a $120,000 line of credit to the Company. The Chief Executive Officer exercised warrants for 923,077 shares of common stock and paid the exercise consideration by canceling his $120,000 loan to the Company. The unexercised portion of the warrant for 615,384 shares of common stock was extended for an additional two years and cashless exercise provisions were added. The exercise price of the warrant was approximately equal to the fair market value of the Company's common stock on the extension date. Accordingly, in accordance with accounting for such warrants utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

      During the year ended December 31, 2002, the Company issued 123,750 shares of common stock to its Chief Executive Officer as a bonus for capital raising efforts pursuant to his employment agreement effective September 1, 2000, which were valued at $82,570 (see "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements").

      During the three months ended December 31, 2002, the Company's Chief Executive Officer made short-term advances to the Company aggregating $65,000 for working capital purposes. Such advances are unsecured, interest-free and due on demand.

New Accounting Pronouncements:

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have a significant effect on the Company's financial statement presentation or disclosures.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant effect on the Company's financial statement presentation or disclosures.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a significant effect on the Company's financial statement presentation or disclosures.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS No. 148 will have a significant effect on the Company's financial statement presentation or disclosures.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.


ITEM 7.   FINANCIAL STATEMENTS

      The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective October 31, 2002, the Company retained the accounting firm of Weinberg & Company, P.A. ("W&C"), Boca Raton, Florida, and terminated the accounting firm of Good Swartz Brown & Berns LLP ("GSBB"), Los Angeles, California, as its independent accountants. The Company changed accounting firms as a result of one of GSBB's partners leaving GSBB and joining W&C. GSBB had been retained by the Company as its independent accountants on March 29, 2001. The retention of W&C and the termination of GSBB were approved by the Company's Board of Directors.

      Prior to W&C becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with W&C regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided that was an important factor considered by the Company in reaching a decision on an accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

      GSBB audited the Company's consolidated financial statements for the fiscal years ended December 31, 2000 and 2001. GSBB's reports for these fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to audit scope or accounting principles. However, GSBB's reports for these fiscal years were modified to reflect substantial doubt about the Company's ability to continue as a going concern. During the period from

March 29, 2001 to October 31, 2002, there were no disagreements with GSBB any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GSBB, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's consolidated financial statements. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table and text set forth the names and ages of all directors and executive officers of the Company as of May 20, 2003. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


Name                   Age     Position(s)
----                   ---     -----------
Mitchell J. Francis     48     Chairman of the Board of Directors, President,
                               Chief Executive Officer and Chief Financial
                               Officer

Kimberly Simon          35     Vice President of Operations
Benjamin Frankel        67     Director

Norman Feirstein        54     Director


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

Kimberly Simon. Ms. Simon has been employed by the Company for nearly six years. Ms. Simon started her career with the Company in September 1997 as the general manager of the Company's Las Vegas Facility. While retaining that capacity, she assumed the responsibility for overseeing the management of all of the Company's ride facilities and was promoted to Vice President of Operations effective May 1, 2001. Prior to joining the Company, Ms. Simon gained managerial experience with several national companies. Ms. Simon is a graduate of Northern Illinois University.

Benjamin Frankel. Mr. Frankel has been a director of the Company since March 17, 1995. Mr. Frankel is a certified public accountant and has been a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard and its predecessors since 1965.

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

      The Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2002, except as follows:

      Kimberly Simon did not timely file Form 4's with respect to the issuance of shares of common stock to her on January 28, 2002 and the granting of warrants to her on February 4, 2002. Ms. Simon filed Form 4's covering such transactions on July 23, 2002.

      Benjamin Frankel and Norman Feirstein did not file Form 4's with respect to the issuance of shares of common stock to them on January 28, 2002. Mr. Frankel and Mr. Feirstein filed form 4's covering such transactions on July 23, 2002.

      Mitchell J. Francis did not file Form 4's during 2002 with respect to the issuance of shares of common stock to him during the year ended December 31, 2002.

      In addition, Gang Consulting Inc. did not file Form 3's and Form 4's during 2002 with respect to the issuance of shares of common stock and common stock purchase warrants to it during the year ended December 31, 2002.


ITEM 10.  EXECUTIVE COMPENSATION

      The following table and text sets forth information with respect to the compensation paid to the Chief Executive Officer of the Company during the years ended December 31, 2002, 2001 and 2000. No other executive officer had total compensation exceeding $100,000 during the years ended December 31, 2002, 2001 and 2000.


                           Summary Compensation Table
                           --------------------------

Name and
Principal                                        Other Annual     All Other
Positions                  Year      Salary      Compensation    Compensation
---------                  ----      ------      ------------    ------------
Mitchell J. Francis (5)    2002    $275,000       $58,729 (1)     $82,570 (4)
Chairman of the            2001     275,000        52,631 (2)        -
Board of Directors,        2000     235,936        30,965 (3)        -
President and Chief
Executive Officer

----------------------
(1) Includes $3,747 in disability insurance premiums, $17,065 in automobile expense, $7,844 in life insurance premiums, $6,101 in long-term care insurance, $11,157 in medical insurance premiums paid to or on behalf of Mr. Francis and $12,815 in 401(k) contributions in 2002.

(2) Includes $5,019 in disability insurance premiums, $14,228 in automobile expense, $7,562 in life insurance premiums, $4,982 in long-term care insurance, $8,025 in medical insurance premiums paid to or on behalf of Mr. Francis and $12,815 in 401(k) contributions in 2001.

(3) Includes $4,807 in disability insurance premiums, $13,387 in automobile expense, $6,399 in life insurance premiums, and $6,372 in medical insurance premiums paid to or on behalf of Mr. Francis in 2000.

(4) Represents the fair market value of 123,750 shares of common stock issued to Mr. Francis as a bonus for capital raising efforts pursuant to his employment agreement effective September 1, 2000 (see "Employment Agreements" below).

(5) Since November 1, 2001, compensation to Mr. Francis has been paid to Francis Development Inc., a company founded and controlled by Mr. Francis. Board of
Directors:

      During the year ended December 31, 2002, the Company had one meeting of the Board of Directors; all other board actions were taken by unanimous written consent. For serving on the Board of Directors, directors who are not employees of the Company receive $2,000 for each meeting of the Board of Directors, and reimbursement for any expenses incurred in attending board meetings. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. The non-employee directors are eligible to participate in the 1995 Directors Stock Option Plan.

      On January 28, 2002, the Company issued 100,000 shares of common stock to Benjamin Frankel and 100,000 shares of common stock to Norman Feirstein for services rendered. The fair market value of such shares of $60,000 was charged to operations during the year ended December 31, 2002.

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

Independent Public Accountants:

      Services provided to the Company by Weinberg & Company, P.A. and Good Swartz Brown & Berns LLP during the year ended December 31, 2002 included the audit of the Company's consolidated financial statements and limited reviews of quarterly reports. Services provided to the Company by Good Swartz Brown & Berns LLP during the year ended December 31, 2001 included the audit of the Company's consolidated financial statements and limited reviews of quarterly reports. During the years ended December 31, 2002 and 2001, the Company paid $34,580 and $33,350 for such audit and review services.

Employment Agreements:

     Effective September 1, 2000, the Company entered into a three-year employment agreement with Mitchell J. Francis to serve as Chairman, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8% (which were not taken in 2001 or 2002), and annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000. The agreement provided for the issuance of stock options to purchase 300,000 shares of common stock, with an exercise price of $0.50 per share, vesting in equal annual increments on September 1, 2001, 2002 and 2003. The agreement also provides for the granting of stock options to purchase up to 1,250,000 shares of common stock if the Company's stock price for 20 consecutive days is as follows: options for 100,000 shares exercisable at $1.00 per share if the Company's stock price is $1.00 per share; options for 150,000 shares exercisable at $1.50 per share if the Company's stock price is $1.50 per share; options for 200,000 shares exercisable at $2.00 per share if the Company's stock price is $2.00 per share; options for 200,000 shares exercisable at $3.00 per share if the Company's stock price is $3.00 per share; options for 300,000 shares exercisable at $4.00 per share if the Company's stock price is $4.00 per share; options for 300,000 shares exercisable at $5.00 per share if the Company's stock price is $5.00 per share. None of these options had vested at December 31, 2002. The employment agreement also provides for stock options to purchase 100,000 shares of common stock for the opening of each new ride facility, exercisable at fair market value on the date each new ride facility opens. In addition, in the event the Company completes a new debt or equity financing, for each $1,000,000 of such funding, or fraction thereof on a pro rata basis, the Company is obligated to issue to Mr. Francis shares of common stock equal to 5% of the shares of common stock issued in any such financing transaction.

      Pursuant to the Company's previous employment agreement with Mr. Francis that expired on August 31, 2000, the Company granted Mr. Francis stock options as a result of attaining certain objectives, as follows: (a) during September 1998, the Company granted Mr. Francis a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 per share for a period of five years, in conjunction with the opening of the Company's facility near Atlanta, Georgia; and (b) during January 2000, the Company granted Mr. Francis a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 per share for a period of five years, in conjunction with the opening of the Company's facility in Elizabeth, New Jersey.

      Effective May 13, 1998, the Company entered into a severance agreement with Mr. Francis that provides for certain compensation to such executive officer in the event of a change in control of the Company. The term of the severance agreement was through June 30, 1999, at which time it was automatically extended for one year periods commencing on July 1, 1999 and on each subsequent July 1, unless the Company gives notice not later than December 31 of the preceding year that it does not wish to extend the severance agreement. A change in control of the Company is defined as: (a) the acquisition by any person or entity of 20% or more of the Company's voting equity securities; (b) a change in control of the Board of Directors; or (c) a merger or consolidation of the Company with any other entity, unless the shareholders of the Company prior to the merger or consolidation continue to represent at least 80% of the combined voting power of the merged entity. In the event of a change in control, among other compensation and benefits, the severance agreement entitles Mr. Francis to receive a severance payment of five times his current annual salary upon his termination without cause.

Stock Option Plans:

      In June 1994, the Company adopted the Cinema Ride, Inc. Stock Option Plan (the "Option Plan"), under which stock options to purchase a maximum of 112,500 shares of common stock of the Company may be issued pursuant to incentive and non-qualified stock options granted to officers, employees, directors and consultants of the Company. The Option Plan is administered by the Board of Directors or, in the discretion of the Board of Directors, by a committee of not less than two individuals with authority to determine employees to whom options will be granted, the timing and manner of grants of options, the exercise prices, the number of shares covered by the options, the terms of the options, and all other determinations necessary or advisable for administration of the Option Plan. There were 14,312 options issuable under the Option Plan at December 31, 2002.

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

      In December 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Option Plan"), under which stock options to purchase a maximum of 12,500 shares of common stock of the Company may be issued to non-employee directors of the Company. The Directors Option Plan provides that on the fourth business day following each annual meeting of stockholders, each director who is not an employee of the Company automatically receives a non-statutory option to purchase 1,250 shares of common stock at the fair market value on the date of grant. The options are exercisable for a period of ten years, and vest one-third in each of the three years following grant. The Company granted Mr. Frankel and Mr. Feirstein options to purchase 1,250 shares each under the Directors Option Plan during 1999. There are no options issuable under the Directors Option Plan at December 31, 2002.

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

      During the years ended December 31, 2000, 2001 and 2002, no stock options under the Option Plan were granted to officers of the Company. During the years ended December 31, 2000, 2001 and 2002, no stock options under the Directors Option Plan were granted to directors.

Issuance of Non-Plan Stock Options, Warrants and Common Stock to Officers:

      On June 5, 2001, the Company issued 20,000 shares of common stock to Kimberly Simon, the Company's Vice President of Operations. The fair market value of such shares of $2,100 was charged to operations during the year ended December 31, 2001.

      On January 28, 2002, the Company issued 75,000 shares of common stock to Kimberly Simon. The fair market value of such shares of $22,500 was charged to operations during the year ended December 31, 2002.

      On June 5, 2001, the Company granted a stock option to Kimberly Simon to purchase 150,000 shares of common stock, exercisable through June 5, 2006 at $0.15 per share, which was the fair market value on the date of grant, and vesting in equal annual installments on June 5, 2001, 2002 and 2003.

      On February 4, 2002, as part of the Company's 2002 compensation agreement with Kimberly Simon, the Company issued a warrant to purchase 50,000 shares of common stock exercisable at $0.41 per share, which was the fair market value on the date of grant, vesting if 2002 revenues from the Company's Las Vegas Facility were at least equal to 2001 revenues. As of June 30, 2002, the Company determined that it was likely that this warrant would vest. Accordingly, the Company calculated the value of the warrant as $32,500 pursuant to the Black-Scholes option pricing model, which was charged to operations during the year ended December 31, 2002.

      On March 13, 2001, the Company granted to Mitchell J. Francis, its Chief Executive Officer, a stock option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option is exercisable in four equal increments of 200,000 shares at exercise prices of $0.38, $1.00, $1.50 and $2.00 per share, respectively. The fair market value of the common stock on March 13, 2001 was $0.37 per share. The stock option vests in four equal increments of 200,000 shares based on: (a) the obtaining of $1,000,000 of new equity capital;
(b) the show ticket business reaching earnings before interest, taxes, depreciation and amortization in any twelve month period of $500,000; (c) the show ticket business generating earnings before interest, taxes, depreciation and amortization in any twelve month period of $1,000,000; and (d) the show ticket business generating earnings before interest, taxes, depreciation and amortization in any twelve month period of $1,500,000. None of these milestones had been reached as of December 31, 2002.

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

      A summary of stock options and warrants issued to officers, directors and employees as of December 31, 2002 is presented below. No stock options under the Option Plan or the Directors Option Plan were exercised during 2000, 2001 or 2002.


                      Stock Option and Warrant Value Table
                      ------------------------------------

                                                             Value of
                             Number of                     Unexercised
                          Shares of Common                 in-the-Money
                          Stock Underlying                 Stock Options
                           Stock Options      Weighted    and Warrants at
                            and Warrants      Average    Fiscal Year-End (1)
                         ------------------   Exercise   -------------------
Name                     Unvested    Vested    Price     Unvested     Vested
----                     --------    ------    -----     --------     ------
Option Plan:
Mitchell J. Francis         -        95,188    $0.43      $  -       $ 16,183

Kimberly Simon              -         1,000    $0.39      $  -       $    210
Employees                   -         2,000    $0.39      $  -       $    420


Directors Option Plan:

Benjamin Frankel            -         6,250    $0.39      $  -       $  1,312

Norman Feirstein            -         6,250    $0.39      $  -       $  1,312


Other Stock Options
  and Warrants:

Mitchell Francis
  Stock Options        2,250,000    187,500    $2.12      $  -           -
  Warrants                  -       615,384    $0.13      $  -       $289,230
Kimberly Simon
  Stock Options           50,000    100,000    $0.15      $22,500    $ 45,000
  Warrants                  -        50,000    $0.41         -          9,500

Employees
  Stock Options             -        60,000    $0.15      $  -       $ 27,000

-------------------
(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and warrants and the market price for the common stock of $0.60 per share at December 31, 2002.


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

      As of December 31, 2002, the Company had a total of 5,620,775 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

      The following table sets forth, as of December 31, 2002: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the

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


                                                           Percent of
Name and Address             Amount and Nature of       Shares of Common
of Beneficial Owner          Beneficial Ownership       Stock Outstanding (2)
-------------------          --------------------       -----------------
Mitchell J. Francis (1)          2,023,523 (3)                 31.0%

Kimberly Simon (1)                 256,000 (4)                  4.4%

Benjamin Frankel (1)               158,750 (5)                  2.8%

Norman Feirstein (1)               156,250 (6)                  2.8%

All directors and
executive officers
as a group (4 persons)           2,594,523 (7)                 38.8%

Division Eight Holdings            300,000 (8)                  5.2%
#306-204 Cayer Street
Coquitlam
British Columbia V3K 5B2
Canada

W. Alex Glasscock                  320,000 (8)                  5.5%
5828 Ramirez Canyon Road
Malibu, California 90265

Scot Terry Anderson                400,000 (8)                  6.9%
2232 South California Avenue
Duarte, California 91919

First National Bank                400,000 (8)                  6.9%
Hamra Street 1102-2040
P.O Box 113-5453
Lebanon

Brian Lloyd Bickerton              400,000 (8)                  6.9%
305 Joseph Street
Kitchener, Ontario N2G 4B6
Canada

Leo A. Beskar                      440,000 (8)                  7.5%
P.O. Box 138
River Falls, Wisconsin 54022

Blair Ferguson Stewart             480,000 (8)                  8.2%
4296 Shearwater Drive
Abbotsford
British Columbia V3G 1L5
Canada

Gang Consulting Inc.             1,217,125 (9)                 18.7%
1110 Bennet Drive
Port Coquitla
British Columbia V3C 6C5
Canada

-------------------------
(1) The address of each such person is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604.
(2) The calculation is based on the number of shares of common stock outstanding on December 31, 2002, plus, with respect to each named person, the number of shares of common stock which the stockholder has the right to acquire upon exercise of stock options and warrants exercisable within 60 days of December 31, 2002.

(3) Includes 1,125,451 shares of common stock owned by Mr. Francis and 898,072 shares of common stock issuable upon exercise of stock options and warrants granted to Mitchell J. Francis, but excludes 2,250,000 shares of common stock issuable upon exercise of stock options which will not vest within 60 days of December 31, 2002 (see "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements" and "- Other Stock Options and Warrants"). Excludes 4,688 shares of common stock owned by Sandra Francis, the wife of Mitchell J. Francis, and 3,125 shares of common stock issuable upon exercise of a warrant granted to Mrs. Francis in 1997 that expire on December 31, 2003, as to which Mr. Francis disclaims beneficial ownership.
(4) Includes 105,000 shares of common stock owned by Ms. Simon and 151,000 shares of common stock issuable upon exercise of stock options and warrants to Ms. Simon, but excludes 50,000 shares of common stock issuable upon exercise of stock options and warrants which will not vest within 60 days of December 31, 2002.
(5) Includes 150,000 shares of common stock owned by Mr. Frankel and 6,250 shares of common stock issuable upon exercise of stock options granted to Mr. Frankel. Also includes 2,500 shares of common stock that were issued to the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard in exchange for services rendered in 1994. Mr. Frankel is a partner in such firm, but disclaims beneficial ownership of such shares.
(6) Includes 150,000 shares of common stock owned by Mr. Feirstein and 6,250 shares of common stock issuable upon exercise of stock options granted to Mr. Feirstein.
(7) Includes 1,532,951 shares of common stock owned by orattributable to officers and directors and 1,061,572 shares of common stock issuable upon exercise of stock options and warrants to officers and directors.
(8) Represents certain investors in the Company's private placement conducted during the year ended December 31, 2002. The private placement offering consisted of units comprised of four shares of common stock and four common stock purchase warrants for each $1.00 invested. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. Each common share amount presented herein consists of the shares of common stock sold to the investor, and assumes exercise of an equal number of currently exercisable warrants.
(9) Includes 317,125 shares of common stock and 900,000 shares of common stock issuable upon exercise of common stock purchase warrants to Gang Consulting Inc. (see ITEM 1. DESCRIPTION OF BUSINESS - New Capital").

Changes in Control:

      The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

      Information with respect to securities authorized for issuance under equity compensation plans is provided at "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Securities Authorized for Issuance Under Equity Compensation Plans".


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Benjamin Frankel, a director of the Company, is a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard. During the years ended December 31, 2002, 2001 and 2000, the Company incurred fees to Frankel, Lodgen, Lacher, Golditch, Sardi & Howard of $56,061, $61,855 and $55,550, respectively, for accounting and tax services.

      On June 5, 2001, the Company's Chief Executive Officer exercised a portion of a warrant for 1,538,461 shares of common stock, which had been issued as consideration for providing a $120,000 line of credit to the Company. The Chief Executive Officer exercised warrants for 923,077 shares of common stock and paid the exercise consideration by canceling his $120,000 loan to the Company. The unexercised portion of the warrant for 615,384 shares of common stock was extended for an additional two years and cashless exercise provisions were added. The exercise price of the warrant was approximately equal to the fair market value of the Company's common stock on the extension date. Accordingly, in accordance with accounting for such warrants utilizing the intrinsic value method, no compensation expense was recorded in the Company's consolidated financial statements.

      During the year ended December 31, 2002, the Company issued 123,750 shares of common stock to its Chief Executive Officer as a bonus for capital raising efforts pursuant to his employment agreement effective September 1, 2000, which were valued at $82,570 (see "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements").

      During the three months ended December 31, 2002, the Company's Chief Executive Officer made short-term advances to the Company aggregating $65,000 for working capital purposes. Such advances are unsecured, interest-free and due on demand.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

      A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

      (b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K on November 1, 2002 to report that it changed its independent accountants.

      The Company filed a Current Report on Form 8-K on January 3, 2003 (date of event reported: December 31, 2002) to file a press release with respect to litigation that the Company had instituted on December 24, 2002 against its business partner in its new Las Vegas business venture, Tickets2Nite.

ITEM 14.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

      (b) Changes in Internal Controls

      There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation

                                   SIGNATURES



      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CINEMA RIDE, INC.
                                                   -----------------
                                                      (Registrant)



                                                   /s/ MITCHELL J. FRANCIS
Date:  June 2, 2003                           By:  ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer



      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                   /s/ MITCHELL J. FRANCIS
Date:  June 2, 2003                           By:  ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer,
                                                   President, Chief Financial
                                                   Officer and Chairman of the
                                                   Board of Directors




                                                   /s/ BENJAMIN FRANKEL
Date:  June 2, 2003                           By:  ___________________________
                                                   Benjamin Frankel
                                                   Director





                                                   /s/ NORMAN FEIRSTEIN
Date:  June 2, 2003                           By:  ___________________________
                                                   Norman Feirstein
                                                   Director

                                  CERTIFICATION

      I, Mitchell J. Francis, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cinema Ride, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                                 /s/ MITCHELL J. FRANCIS
June 2, 2003                                By:  ___________________________
                                                 Mitchell J. Francis
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS


                                                                      PAGE

Independent Auditors' Report                                           F-2

Independent Auditors' Report                                           F-3

Financial Statements:

     Consolidated Balance Sheets                                    F-4 - F-5

     Consolidated Statements of Operations                             F-6

     Consolidated Statement of Stockholders' Equity (Deficiency)       F-7

     Consolidated Statements of Cash Flows                             F-8

     Notes to Consolidated Financial Statements                    F-9 - F-23




                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Cinema Ride, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cinema Ride, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Cinema Ride, Inc. and Subsidiaries and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss from operations of $1,863,604, a negative cash flow from operations of $398,114 and has a working capital deficiency of $1,188,800 and a stockholders' deficiency of $505,644 as of December 31, 2002 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
May 19, 2003


                          Independent Auditors' Report





Board of Directors and Stockholders
Cinema Ride, Inc.
Studio City, California


We have audited the accompanying consolidated balance sheets of Cinema Ride, Inc. and Subsidiaries as of December 31, 2001 and 2000 (not presented herein) and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended (2000 not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cinema Ride, Inc. and Subsidiaries as of December 31, 2001 and 2000 (not presented herein), and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Good Swartz Brown & Berns LLP

Good Swartz Brown & Berns LLP
Los Angeles, California
March 29, 2002




                       CINEMA RIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001





                                                      ASSETS

                                                                                         2002             2001
                                                                                     ------------    -------------
Current assets:
     Cash                                                                            $     61,894    $      66,856
     Prepaid expenses and other current assets                                             24,395           35,096
                                                                                     ------------    -------------
                  Total current assets                                                     86,289          101,952
                                                                                     ------------    -------------
Property and equipment:
     Office equipment and furniture                                                       113,128          111,180
     Equipment under capital lease                                                        100,014          172,854
     Leasehold improvements                                                             1,115,103        1,061,682
     Theater and film equipment                                                         1,658,329        1,868,804
                                                                                     ------------    -------------
                                                                                        2,986,574        3,214,520
                                                                                     ------------    -------------

     Less accumulated depreciation                                                      2,458,080        2,258,404
                                                                                     ------------    -------------
                  Total property and equipment, net                                       528,494          956,116
                                                                                     ------------    -------------

Other assets:
     Visual film library, net of accumulated amortization
       of $1,076,116 and $1,009,540 for 2002 and 2001, respectively                        16,655           83,230
     Investment in joint venture, D&B                                                      23,861          323,795
     Investment in joint venture, Tickets2Nite                                           197,934                -
     Consulting agreement                                                                       -            7,803
     Deferred lease costs and other assets                                                 28,299           53,291
                                                                                     ------------    -------------
                  Total other assets                                                      266,749          468,119
                                                                                     ------------    -------------
                                                                                     $    881,532    $   1,526,187
                                                                                     ============    =============





                 See notes to consolidated financial statements.




                       CINEMA RIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001







                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                        2002              2001
                                                                                     ------------    -------------
Current liabilities:
     Accounts payable and accrued expenses                                          $     432,869    $     456,454
     Current portion of capital lease obligations                                          37,243           46,414
     Current portion of notes payable                                                     739,977          827,908
     Loan payable, officer                                                                 65,000                -
                                                                                     ------------    -------------
         Total current liabilities                                                      1,275,089        1,330,776
                                                                                     ------------    -------------
Long-term debt:
     Obligations under capital lease, less current portion                                 65,165           79,801
     Notes payable, less current portion                                                   18,973           47,991
     Deferred rent                                                                         27,949           45,601
                                                                                     ------------    -------------
           Total long-term debt                                                           112,087          173,393
                                                                                     ------------    -------------

Stockholders equity (deficiency):
     Preferred stock, $.01 par value; 500,000 shares authorized;
        none issued                                                                             -                -
     Common stock, $.08 par value; 20,000,000 shares authorized;
        5,620,775 and 1,945,900 shares issued and outstanding as of
        December 31, 2002 and 2001, respectively                                          449,662          155,672
     Additional paid-in capital                                                        10,696,416        9,323,798
     Deferred compensation                                                               (330,666)
     Accumulated deficit                                                              (11,321,056)      (9,457,452)
                                                                                     ------------    -------------
Total stockholders equity (deficiency)                                                   (505,644)          22,018
                                                                                     ------------    -------------
                                                                                    $     881,532    $   1,526,187
                                                                                     ============    =============


                 See notes to consolidated financial statements.


                       CINEMA RIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001





                                                                                        2002              2001
                                                                                     ------------    -------------
Revenues                                                                             $  2,225,456    $   2,375,546
                                                                                     ------------    -------------
Direct costs of revenues                                                                1,255,617        1,294,113

Selling and marketing expenses                                                             84,880          162,808

General and administrative expenses, including non-cash
   compensation expense of $702,992 in 2002 and
   $24,464 in 2001 ($197,568 in 2002 and
   $12,600 in 2001 to officers and directors)                                           1,728,167        1,113,813

Loss on closing down of facilities                                                        413,499                -

Depreciation and amortization                                                             335,150          359,186

Start up cost of new venture                                                               43,100           43,763
                                                                                     ------------    -------------
     Total costs and expenses                                                           3,860,413        2,973,683
                                                                                     ------------    -------------
Loss from operations                                                                   (1,634,957)        (598,137)
                                                                                     ------------    -------------
Other income (expense):
     Equity in net income (loss) of joint venture, D&B                                        (37)          12,758
     Equity in net loss of joint venture, Tickets 2Nite                                   (87,724)               -
     Interest income                                                                          461              733
     Interest expense                                                                    (159,652)        (200,423)
     Other income                                                                          18,305                -
                                                                                     ------------    -------------
     Total other (expense)                                                               (228,647)        (186,932)
                                                                                     ------------    -------------
Net loss                                                                             $ (1,863,604)   $    (785,069)
                                                                                     ============    =============

Basic and diluted loss per common share                                              $       (.42)   $       (.53)
                                                                                     ============    =============
Basic and diluted weighted average common shares outstanding                             4,532,622       1,464,202
                                                                                     ============    =============

                 See notes to consolidated financial statements.



                       CINEMA RIDE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                         Common stock                                                                    Total
                                       -----------------         Additional                                           stockholders'
                                       No. of                     paid-in            Deferred       Accumulated          equity
                                       shares     Amount          capital          compensation       deficit         (deficiency)
                                       ------     ------         ----------        ------------     -----------      -------------
Balance, January 1, 2001                789,823   $  63,186    $   9,224,569    $             -   $  (8,672,383)     $    615,372

Issuance of common stock
    on exercise of warrants             923,077      73,846           46,154                                              120,000

Issuance of common stock
    for services rendered               233,000      18,640            5,825                                               24,465

Issuance of warrants to lender                                        47,250                                               47,250

Net loss                                                                                               (785,069)         (785,069)

Balance, December 31, 2001            1,945,900     155,672        9,323,798                   -     (9,457,452)           22,018

Issuance of common stock
    to officers, employees
    and directors for services          618,750      49,500          181,570                                              231,070

Sale of common stock                  2,515,000     201,200          427,550                                              628,750

Issuance of common stock
    to outside consultants              484,000      38,720          208,868                                              247,588

Issuance of warrants to
    officer/employee                                                  32,500                                               32,500

Issuance of warrants to
    outside consultants                                              520,500           (520,500)                                -

Amortization of deferred
 Compensation                                                                           189,834                           189,834

Issuance of common stock
    in capital raising                   47,125       3,770           (3,770)                                                   -

Issuance of common stock
    for fixed asset                      10,000         800            5,400                                                6,200

Net loss                                                                                             (1,863,604)       (1,863,604)
                                      ---------  ----------      -----------          ---------      ----------         ---------
Balance, December 31, 2002            5,620,775  $  449,662      $10,696,416          $(330,666)    (11,321,056)        $(505,644)
                                      =========  ==========      ===========          =========      ==========         =========


                See notes to consolidated financial statements.



                       CINEMA RIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                        2002              2001
                                                                                     ------------    -------------
Cash flows from operating activities:
     Net loss                                                                        $ (1,863,604)    $   (785,069)
     Adjustments to reconcile net loss to cash used in
        operating activities:
           Deprecation and amortization                                                   335,150          359,186
           Common stock issued for services                                               702,992           24,465
           Loss on closing down of facilities                                             388,652                -
           (Income) loss in equity in joint venture, D&B                                       37          (12,758)
           Loss in equity in joint venture, Tickets2Nite                                   87,724                -
           Amortization of consulting agreement                                             7,803           10,404
           Amortization of deferred financing costs                                        19,574           64,930
           Changes in operating assets and liabilities:
              Increase in:
               Prepaid expenses and other current assets                                   10,701           22,695
              Increase (Decrease) in:
               Accounts payable and accrued expenses                                      (69,491)         265,783
               Deferred rent                                                              (17,652)         (17,653)
                                                                                     ------------    -------------
Net cash used in operating activities                                                    (398,114)         (68,017)
                                                                                     ------------    -------------

Cash flows from investing activities:
     Dividends received from joint venture, D&B                                            81,505           80,661
     Investment in joint venture, D&B                                                     (39,883)               -
     Investment in joint venture, Tickets 2Nite                                          (202,240)               -
     Purchase of property and equipment                                                         -           (3,197)
     Sale of fixed assets                                                                     809                -
                                                                                     ------------    -------------
Net cash provided by (used in) investing activities                                      (159,809)          77,464
                                                                                     ------------    -------------
Cash flows from financing activities:
     Payments on notes payable                                                           (103,725)         (14,651)
     Principal payments under capital lease obligations                                   (37,064)         (37,774)
     Sale of common stock                                                                 628,750                -
     Loan from officer                                                                     65,000                -
                                                                                     ------------    -------------
Net cash provided by (used in) financing activities                                       552,961          (52,425)
                                                                                     ------------    -------------

Net decrease in cash                                                                       (4,962)         (42,978)
Cash, beginning of year                                                                    66,856          109,834
                                                                                     ------------    -------------
Cash, end of year                                                                    $     61,894    $      66,856
Supplemental disclosures of cash flow information:                                   ============    =============

     Cash paid for:
       Income taxes                                                                  $      1,110    $       1,840
                                                                                     ============    =============
       Interest                                                                      $    148,779    $      84,141
                                                                                     ============    =============

                 See notes to consolidated financial statements.



                       CINEMA RIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   Summary of Significant Accounting Policies and Business Activity

        Business activity:
          Cinema Ride, Inc. (the "Company") was incorporated in Delaware in April 1993. The Company is in the business of developing and operating rides consisting of motion simulator attractions ("attractions" or "rides") and filmed entertainment ("ride films") that combines projected three dimensional ("3-D") action films, of approximately four minutes in duration, with computer-controlled, hydraulically-mobilized capsules that are programmed to move in concert with the on-screen action. The Company opened its first attractions in Las Vegas in October, 1994. The Company's executive offices are located in Studio City, California.

          During 1995, the Company established a wholly owned subsidiary, Cinema Ride Edmonton, Inc. a Canadian corporation that operates one motion simulator ride facility located at the West Edmonton Mall in Alberta, Canada. As of and during the years ended December 31, 2002 and 2001, revenues and long-lived assets for Cinema Ride Edmonton, Inc. were $162,342 and $114,043 and $197,304 and $271,946, respectively.

          During 1996, the Company established a wholly owned subsidiary, Cinema Ride Times Square, Inc. a New York corporation. However, in June 2002, this facility was closed as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote off certain fixed assets related to such ride facility and incurred certain direct costs related to such closure, resulting in a charge to operations of $167,377 during the year ended December 31, 2002.

          All significant intercompany transactions and balances have been eliminated in consolidation.

        Basis of presentation, going concern:
          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had a net loss from operations of $1,863,604 and negative cash flow from operations of $398,114 for the year ended December 31, 2002, and has a working capital deficiency of $1,188,800 and a stockholders' deficiency of $505,644 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

          The Company will require additional capital to fund operating and debt service requirements, as well as to expand its new business venture. The Company has been exploring various alternatives to raise this required capital, and has raised a portion of the required capital, but there can be no assurances that the Company will ultimately be successful in this regard. During the year ended December 31, 2002, the Company raised $628,750 of new capital through the sale of its securities. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months



                                     -F-9-
          originally) from the date of issuance. The Company is continuing its efforts to raise new capital subsequent to December 31, 2002.


          To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

        Property and equipment:
          Property and equipment are stated at cost. Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets, which range from four to ten years.

        Visual effects costs:
          Visual effects costs are stated at cost less accumulated amortization. Expected useful lives are estimated at 5 years. Visual effects costs consist of costs incurred to develop film used in the attractions.

        Deferred lease costs:
          Deferred lease costs represent amounts paid in connection with the successful negotiation of the Company's leases. Costs are amortized on a straight-line basis over the term of the lease.

        Income taxes:
          The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes and result primarily from differences in methods used to amortize production costs.

        Fair value of financial instruments:
          The carrying amounts of financial instruments, including cash, accounts payable, and short term loans approximate fair value because of their short maturity. The carrying amounts of long-term debt and capital lease obligations approximate fair value because the interest rates on these instruments approximate the rate the Company could borrow at December 31, 2002.

        Foreign currency translation:
          Foreign currency denominated assets and liabilities of the subsidiary where the United States dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency was the U.S. dollar. The remeasurement of local currency into U.S. dollars creates a translation adjustment that is included in income. The translation exchange income in 2002 and 2001 were $271 and $3,627.

        Revenue recognition:
          The Company recognizes revenue at the time that tickets are sold. Accordingly, the Company does not have accounts receivable associated with sales transactions.

        Stock-based compensation:
          Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,



          "Accounting for Stock Issued to Employees" with pro forma disclosures of net income as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

        Loss per share:
          SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2002 and 2001 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the years ended December 31, 2002 and 2001. As December 31, 2002 and 2001, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire 4,904,197 shares and 1,389,197 shares, respectively.

        Seasonality of business:
          Because of the seasonal nature of tourist traffic, attendance patterns at attractions may vary. The nature and degree of this seasonality varies among attractions depending on the nature of tourist and local traffic patterns at a given location, as well as, the nature of entertainment alternatives available to audiences. The Company expects that attendance at its facilities will be the highest in June through August (the height of the tourist season) and lowest during January and February. The West Edmonton Mall Facility is more affected by seasonality as compared to the Las Vegas Facility due to the extreme weather conditions during the winter months in Alberta, Canada. As a result, the Company's results of operations at its facilities will depend upon sales generated from the peak tourist periods and any significant decrease in sales for such periods could have a material adverse effect upon the Company operations.

        Accounting estimates:
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

        Advertising costs:
          Advertising costs are charged to operations at the time the costs are incurred. Advertising costs charged to operations were $77,217 and $159,779 at December 31, 2002 and 2001, respectively.

        Impairment of long-lived assets:
          Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" established guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. This statement also provides a single accounting model for long lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.

        Recent accounting pronouncements:
          In August,  2001, the FASB issued SFAS No. 143  "Accounting  for Asset
          Retirement   Obligations".   This  statement   addresses  the  diverse



                                     -F-11-
          accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this statement effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have any effect on the Company's financial statement presentation or disclosures.

          In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plan closing, or other exit or disposal activity. SFAS No. 146 places the previous accounting guidance provided by the Emerging Issues Task Fore Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have any effect on the Company's financial statement presentation or disclosures.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", which amended Statement No. 123. "Accounting for Stock Based Compensation". SFAS No. 148 provides for the use of alternative methods of transition for voluntary change to the fair value based method of accounting for stock based compensation. It also amends the disclosure requirements of Statement No. 123 to require prominent disclosure of the Company's method of accounting for such compensation and the effect of the method used on reported results in annual and interim financial statements. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim period beginnings after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial position or results of operations.

2.   Consulting Agreement with Former Officer

          The Company was amortizing the balance of a consulting agreement with a former officer over the period of the consulting contract. The balance of the remaining unamortized consulting agreement at December 31, 2002 and 2001 was $0 and $7,803, respectively.

3.   Investments in Joint Ventures

        Dave & Busters, Inc.:
          On May 29, 1998, the Company entered into a three-year joint venture operating agreement with Dave & Buster's, Inc. to install the Company's 3-D motion simulation theater at Dave & Buster's, Inc. Atlanta facility. Each party to the joint venture agreement shared the joint venture's revenues and operating expenses equally. The joint venture agreement also required the Company to be solely responsible for certain administrative expenses. At inception of the venture, the Company was responsible for the transportation and installation of the theater. The Company incurred $95,924 in transportation and



                                     -F-12-
          installation costs relating to this facility in addition to $367,683 in equipment costs. Dave and Buster's, Inc. was responsible for providing the space in its Atlanta facility and preparing the premises for installation. The installation was completed and operational on September 14, 1998. The agreement required the Company to own the theater.

          Summarized financial information for the joint venture is as follows:

                                                Years Ended December 31,
                                                ------------------------
                                                 2002              2001
                                                -----              ----
               Sales                         $  188,308        $ 240,239
               Net income                    $  148,107        $ 178,989

          After its share of the venture's revenues and expenses, the Company incurred certain expenses for which it was solely responsible, of approximately $87,000 and $76,000 for the years ended December 31, 2002 and 2001, respectively, resulting in equity in net income (loss) of joint venture of ($37) and $12,758, respectively. The Company received distributions from the joint venture of $81,505 and $80,661 in 2002 and 2001, respectively.

          Although the joint venture agreement was not formally extended subsequent to its expiration, the operations of the joint venture continued on a month-to-month basis until February 15, 2003, when the joint venture ceased operations and was formally terminated. The loss on closing down this facility in the amount of $246,122 that related to the impairment of the remaining value of the fixed assets is included in the 2002 consolidated statement of operations.

        Tickets2Nite, LLC:
          The Company owns 50% of a subsidiary named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel, pursuant to a sub-lease through July 31, 2007. The Operating Agreement specifies that the Company oversees the day-to-day operations of the new business venture. The Coca-Cola Company has entered into a Marketing Sponsorship Agreement with Tickets2Nite, LLC, beginning July 1, 2002 and ending June 30, 2007, as a result of which the operations of the new business venture are being marketed as
          "Coca-Cola Tickets2Nite". As part of the Marketing Sponsorship Agreement, Tickets2Nite, LLC has granted The Coca-Cola Company warrants which the Company valued at fair value to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant is exercised, as determined by a mutually acceptable investment banking firm. The fair value of the warrants are being amortized over the five year term of the marketing sponsorship agreement.

          The Company accounts for this investment under the equity method of accounting, since it does not have majority voting control of Tickets2Nite, LLC. Since its inception, the Company has invested $285,657 in the joint venture and has recorded a net loss of $87,724 to reflect its pro-rata share of the venture's net loss for the period ending December 31, 2002. The Company did not receive any distribution from the joint venture in 2002.


Summarized condensed financial information for Tickets2Nite, LLC is as follows:

                                  BALANCE SHEET
                                DECEMBER 31, 2002
               Current assets                                   $   132,904
               Property and equipment, net                          315,013
               Other assets                                         225,000
                                                                -----------
                  Total assets                                  $   672,917
                                                                ===========
               Current liabilities                              $    99,466
               Long-term liabilities                                118,241
               Capital                                              455,210
                                                                -----------
                  Total liabilities and capital                 $   672,917
                                                                ===========

                             STATEMENT OF OPERATIONS
                         PERIOD ENDED DECEMBER 31, 2002

           Revenues                                             $   115,681
           Cost of revenues                                          50,068
                                                                -----------
           Gross Profit                                              65,613
                                                                -----------

           Selling and Marketing                                    119,836
           General and Administrative                               104,156
           Depreciation and amortization                             10,264
                                                                -----------
           Total costs and expenses                                 234,256
                                                                ===========
           Loss from operations                                    (168,643)
           Interest expense                                           6,804
                                                                -----------
           Net loss                                             $ (175,447)
                                                                ===========

4.   Obligations under Capital Leases

          The Company has entered into several capital leases for equipment with monthly payments ranging between $213 to $970 per month, including interest at rates ranging from 9.0% to 20.3% per annum. At December 31, 2002, the monthly payments under these leases aggregated $4,048. The leases expire at various dates through 2006. At December 31, 2002, equipment included assets under capitalized lease obligations of $100,014, less accumulated amortization of $29,060.

          Minimum future lease payments under capital lease obligations for equipment are as follows:

           Years Ended December 31:
               2003                                              $     48,629
               2004                                                    45,430
               2005                                                    22,377
               2006                                                    11,059
                                                                  -----------
                                                                      127,495
               Amount representing interest                           (25,087)
                                                                  -----------

               Present value of minimum lease payments                102,408
               Less current portion                                    37,243
                                                                  -----------
                                                                 $     65,165
                                                                  ===========


5.   Notes Payable

          Notes payable consisted of the following as of December 31, 2002 and 2001:

                                                        December 31,
                                                        ------------
                                                    2002                2001
                                                    ----                ----
      Note payable, Finova         (a)            $716,682          $780,613
      Equipment note payable       (b)              42,268            58,238
      Other notes payable                                -            37,048
                                            --------------- -----------------

                                                   758,950           875,899
      Less current maturities                      739,977           827,908
                                            --------------- -----------------

                                                   $18,973           $47,991
                                            =============== =================


     (a) On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc., which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, repayable over a four year period at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bears interest at 16.75% per annum. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. As a result of reduced cash flows generated by operations during the year ended December 31, 2000, the Company did not make the monthly payments due the lender during the latter part of the year ended December 31, 2000 and the early part of the year ended December 31, 2001. Accordingly, the Company was in default in its obligations to the lender at December 31, 2000.

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

          Required monthly payments on the loan were in arrears subsequent to December 31, 2002. Required monthly payments on the loan were also in arrears at December 31, 2001. The loan was due in full on March 1, 2002,



                                     -F-15-
          and the Company did not make this balloon payment. As a result, the balance of this loan of $716,241 and $780,613 at December 31, 2002 and 2001, respectively, was classified as a current liability in the consolidated financial statements at such dates.

          During November 2002, the Company entered into an agreement with the secured lender to settle this obligation for a cash payment of $200,000. Accordingly, $50,000 of principal was paid in November 2002 to reduce the outstanding loan balance of that date, and $150,000 was payable by January 20, 2003. Although the $150,000 payment has not been made to date, the Company believes that if it is successful in raising such funds, the lender will accept such payment and settle the obligation in full, although there can be no assurances in this regard. The Company has not made any payments on the loan subsequent to December 31, 2002. Upon completion of this transaction, the Company has agreed to reduce the exercise price of the common stock purchase warrant previously issued to the lender to acquire 12,500 shares of common stock, from $1.00 per share to $0.50 per share.

     (b) On July 18, 2001, the Company entered into an agreement to purchase a sign, previously recorded as a capital lease, from its manufacturer. The loan is collateralized by the sign and bears an annual interest rate of 15%. The monthly payments are $2,466 and the loan matures June 2004.

          The aggregate maturities of long-term debt as of December 31, 2002 are as follows:

           Year ending December 31,:
               2003                       $739,977
               2004                         18,973
                                          --------
                                          $758,950
                                          ========

6.   Related Party Transactions

          During the year ended December 31, 2002, the Company's Chief Executive Officer made short-term advances to the Company aggregating $65,000 for working capital purposes. Such advances are outstanding as of December 31, 2002, unsecured, interest-free and due on demand. See
          Note  10 for  employment  agreement  with  Company's  Chief  Executive
          Officer.

          Benjamin Frankel, a director of the Company, is a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard. During the years ended December 31, 2002 and 2001, the Company incurred fees to Frankel, Lodgen, Lacher, Golditch, Sardi & Howard of $56,061 and $61,855, respectively, for accounting and tax services.

7.   Income Taxes

          The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets as follows:


                                                          2002          2001
                                                          ----          ----
           Net operating loss carryforward          $  3,332,000   $  2,760,600
           Less valuation allowance                   (3,332,000)    (2,760,600)
                                                    ------------   ------------
                                                    $          -   $          -
                                                    ============   ============

          The Company has provided a 100% valuation allowance as it cannot determine that it is more likely that not that it will realize the deferred tax assets. As of December 31, 2002, for Federal income tax purposes, the Company has approximately $9,800,000 in net operating loss carryforwards expiring through 2022. As of December 31, 2002, for State tax purposes, the Company has approximately $3,000,000 in net operating loss carryforwards expiring through 2011.


          Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

                                                       2002             2001
                                                       ----             ----
           Tax expense at the U.S. statutory
             income tax rate                          (34.0)  %        (34.0)  %
           Increase in the valuation allowance         34.0             34.0
                                                       --------         --------
           Effective income tax rate                     -    %          -     %
                                                       ========         ========

     The Company has determined that there will be significant limitations on the future utilization of the net operating loss carryforward due to the stock ownership changes in the Company.


8.   Common Stock

          Common Stock
          ------------

          On June 5, 2001, the Company issued to various employees an aggregate of 133,000 shares of common stock for services rendered, including 20,000 shares of common stock to the Company's Vice President of Operations. On June 5, 2001, the Company issued to each of its two non-employee directors 50,000 shares of common stock for services rendered. The aggregate fair market value of such shares of $24,465 was charged to operations during the year ended December 31, 2001

          On January 28, 2002, the Company issued to each of its two non-employee directors 100,000 shares of common stock for services rendered. The aggregate fair market value of such shares of $60,000 was charged to operations during the year ended December 31, 2002.

          During the year ended December 31, 2002, the Company issued 123,750 shares of common stock to its Chief Executive Officer as a bonus for capital raising efforts pursuant to his employment agreement effective September 1, 2000, which were valued at $82,570.

          On January 28, 2002, the Company issued to 75,000 shares of common stock to its Vice President of Operations for services rendered. The fair market value of such shares of $22,500 was charged to operations during the year ended December 31, 2002. During the year ended December 31, 2002, the Company issued to various other employees an aggregate of 220,000 shares of common stock for services rendered. The fair market value of such shares of $66,000 was charged to operations during the year ended December 31, 2002.

          During the year ended December 31, 2002, the Company issued to outside consultants 484,000 shares of common stock for services rendered. The fair market value of such shares of $247,588 was charged to operations during the year ended December 31, 2002.

          During the year ended December 31, 2002, the Company conducted a private placement offering consisting of units comprised of four shares of common stock and four common stock purchase warrants for each $1.00 invested. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months initially) from the date of issuance. The Company raised a total of $628,750 and issued 2,515,000 shares of common stock and 2,515,000 common stock purchase warrants. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.


          The Company issued to certain consultants 47,125 shares of common stock for capital raising services during the year ended December 31, 2002, which were recorded at par value of $3,770 and charged to additional paid-in capital.

          Options to acquire shares of Common Stock
          -----------------------------------------
          On March 13, 2001, the Company granted to its Chief Executive Officer an option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option is exercisable in four equal increments at prices ranging from $0.38 per share to $2.00 per share, which was not less than fair market value of the Company's common stock on the grant date. The stock option vests based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which had been reached as of December 31, 2002.

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

          Warrants to acquire shares of Common Stock
          ------------------------------------------
          In conjunction with the restructuring of the Company's obligations to its primary secured lender on June 25, 2001, the Company re-priced previously issued warrants to purchase 12,500 shares of common stock exercisable through December 31, 2003 from $16.00 per share to $1.00 per share, and issued new warrants to purchase 25,000 shares of common stock exercisable at $0.50 per share and 25,000 shares of common stock exercisable at $1.00 per share through June 25, 2011.

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

          During the year ended December 31, 2002, the Company issued to Gang Consulting Inc. warrants to purchase 900,000 shares of common stock exercisable for five years at prices ranging from $0.25 through $4.00 for financial advisory services. The aggregate value of the warrants, calculated pursuant to the Black-Scholes option pricing model, was $496,000, and was recorded as deferred compensation expense and is being charged to operations over the 18-month period beginning July 1, 2002 and ending December 31, 2003. The Company also issued 50,000 warrants to a consultant for services valued at $24,500. The aggregate value of all such warrants charged to operations during the year ended December 31, 2002 was $189,833.

          On February 4, 2002, as part of the Company's 2002 compensation agreement with its Vice-President of Operations, the Company issued a warrant to purchase 50,000 shares of common stock exercisable at $0.41 per share, which was the fair market value on the date of grant, vesting if 2002 revenues from the Company's Las Vegas Facility were at least equal to 2001 revenues. As of June 30, 2002, the Company determined that it was likely that this warrant would vest. The aggregate value of such warrants charged to operations during the year ended December 31, 2002 was $32,500.


          A summary of warrant activity for the fiscal years ended December 31, 2002 and 2001 is as follows:

                                                                      Weighted
                                                         Number       average
                                                          Of          exercise
                                                        Warrants        price
                                                        --------        -----
          Balance outstanding, January 1, 2001           15,625         $1.25
          Warrants granted                              665,384          0.18
          Warrants exercised                                  -             -
          Warrants expired                                    -             -
                                                      ---------         -----
          Balance outstanding, December 31, 2001        681,009          0.35
          Warrants granted                            3,515,000          0.88
          Warrants exercised                                  -             -
          Warrants expired                                    -             -
                                                      ---------         -----
          Balance outstanding, December 31, 2002      4,196,009         $0.77
                                                      =========         =====

9.   Stock-Based Compensation Plans

          At December 31, 2002, the Company had various stock-based compensation plans, which are described below.

        Employee Stock Option Plan:
          The Company adopted a Stock Option Plan (the "Plan") for officers, employees, directors and consultants of the Company or its subsidiaries. The Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 112,500 shares of the Company's common stock. The Plan provides that options granted will generally be exercisable at any time during a ten-year period (five years for a stockholder owning in excess of 10% of the Company's common stock). The exercise price for non-qualified stock options shall not be less than the par value of the Company's common stock. The exercise price for incentive stock options shall not be less than 100% of the fair market of the Company's common stock on the date of grant (110% of the fair market value of he Company's common stock on the date of grant for a stockholder owning in excess of 10% of the Company's common stock).

       1995 Directors' Stock Option Plan:
          The Company adopted a Directors Stock Option Plan (the "Directors Plan") for non-employee directors of the Company. The Directors Plan authorizes the granting of non-qualified stock options to purchase an aggregate of not more than 12,500 shares of the Company's common stock. The Director's Plan provides that options granted will be exercisable during a ten year period and will vest on a cumulative basis as to one third of the total number of shares covered thereby at any time after one year from the date of the option is granted and an additional one-third of such total number of shares at any time after the end of each consecutive one year period thereafter until the option has become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options shall be the fair value of the Company's common stock at the date of the grant.

          A summary of option activity during the years ended December 31, 2002 and 2001 is as follows:


                                                                                                       Weighted
                                                                                       Number           average
                                                                                         Of             exercise
                                                                                       Options           price
                                                                                       -------         ---------
           Balance outstanding,  January 1, 2001                                        498,188          $0.40
               Options granted                                                          210,000           0.15
               Options exercised                                                              -              -
               Options expired                                                                -              -
                                                                                        -------        ---------
               Balance outstanding, December 31, 2001                                   708,188           0.36
               Options granted                                                                -
               Options exercised                                                              -              -
               Options expired                                                                -              -
                                                                                        -------        ---------
           Balance outstanding, December 31, 2002                                       708,188           0.36
                                                                                        =======        =========

           Options exercisable, December 31, 2002                                       530,688
                                                                                        =======

          Information relating to stock options at December 31, 2002 summarized by exercise price is as follows:


                                           Outstanding                                    Exercisable
                        ------------------------------------------------------  -----------------------------------
                                                                                                       Weighted
                                                                                                       Average
    Exercise Price                                  Life          Exercise                             Exercise
      Per Share                Shares             (Years)           Price             Shares            Price
----------------------  ---------------------  ---------------  --------------  -----------------  ----------------
        $0.50                    300,000             4.0              $0.50          100,000               $0.50
        $0.43                    132,688             4.3              $0.43          132,688               $0.43
        $0.39                     14,666             5.3              $0.39           14,666               $0.39
        $0.38                        834             9.0              $0.39                -               $0.38
        $0.25                     50,000             3.0              $0.25           50,000               $0.25
        $0.15                    150,000             4.0              $0.15           50,000               $0.15
        $0.15                     60,000             4.0              $0.15           60,000               $0.15
                                 -------                                             -------
    $0.15 - $0.50                708,188             4.0              $0.36          407,354               $0.22
    =============                =======             ===              =====          =======               =====


          The Company has also agreed to issue options to its CEO for up to 2,050,000 shares if certain performance criteria are met.

          All stock options and warrants issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2002 and 2001 would have been reduced to the pro forma amounts presented below:


                                        Years Ended December 31,
                                        ------------------------
                                         2002              2001
                                         ----              ----
           Net loss:
               As reported           $ (1,863,604)     $ (785,069)
                                     ============      ==========
               Pro forma             $ (1,988,079)     $ (909,544)
                                     ============      ==========
           Loss per share:
               As reported           $      (0.42)     $    (0.53)
                                     ============      ==========
               Pro forma             $      (0.44)     $    (0.62)
                                     ============      ==========

          The fair value of options granted are estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for 2002 and 2001, expected life of 5 and 3 years: expected volatility of 256% and 208%, risk-free interest rates of 6.1% and 6.5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2001 approximated $0.15 per option.

10.  Commitments

        Lease commitments
        -----------------
          The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company leases retail spaces for its attractions in Las Vegas, Nevada and Edmonton, Canada. The leases are operating leases, and certain of the leases contain rent escalations. Deferred rent relating to the rent escalations at December 31, 2002 and 2001 was $27,949 and $45,601 respectively. Deferred rent is being reduced over the associated remaining lease term, approximately $17,600 per year.

          Minimum future rental payments for each of the next five years is as follows:

           Year ending December 31,:
               2003                                      $   316,163
               2004                                          227,381
               2005                                           50,995
                                                         -----------

                                                         $   594,539
                                                         ===========

          In addition, some leases require the payment of additional rent if revenues exceed a certain level.

          Employment agreement
          --------------------
          Effective September 1, 2000, the Company entered into a three-year employment agreement with Mitchell J. Francis to serve as Chairman, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8% (which were not taken in 2001 or 2002), and annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000. The agreement provided for the issuance of stock options to purchase 300,000 shares of common stock, with an exercise price of $0.50 per share, vesting in equal annual increments on September 1, 2001, 2002 and 2003. The agreement also provides for the granting of stock options to purchase up to 1,250,000 shares of common stock based on attaining and maintaining certain market prices for the Company's common stock ranging from $1.00 to $5.00 per share, and stock options to purchase 100,000 shares of common stock for the opening of each new ride facility, exercisable at fair market value on the date each new ride facility opens. In addition, in the event the Company completes a new debt or equity financing, for each $1,000,000 of such funding, or fraction thereof on a pro rata basis, the Company is obligated to issue to Mr. Francis shares of common stock equal to 5% of the shares of common stock issued in any such financing transaction. During the years ended December 31, 2002 and 2001, the Company incurred $275,000 of salary



                                     -F-21-
          costs in each year that were accrued or paid to Mr. Francis or an affiliated company under this agreement.

          Pursuant to the Company's previous employment agreement with Mr. Francis that expired on August 31, 2000, the Company granted Mr. Francis stock options as a result of attaining certain objectives, as follows: (a) during September 1998, the Company granted Mr. Francis a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 per share for a period of five years, in conjunction with the opening of the Company's facility near Atlanta, Georgia; and (b) during January 2000, the Company granted Mr. Francis a bonus in the form of a stock option to purchase 25,000 shares of common stock exercisable at the fair market value of $0.25 per share for a period of five years, in conjunction with the opening of the Company's facility in Elizabeth, New Jersey.

          Effective May 13, 1998, the Company entered into a severance agreement with Mr. Francis that provides for certain compensation to such executive officer in the event of a change in control of the Company. The term of the severance agreement was through June 30, 1999, at which time it was automatically extended for one year periods commencing on July 1, 1999 and on each subsequent July 1, unless the Company gives notice not later than December 31 of the preceding year that it does not wish to extend the severance agreement. A change in control of the Company is defined as: (a) the acquisition by any person or entity of 20% or more of the Company's voting equity securities; (b) a change in control of the Board of Directors; or (c) a merger or consolidation of the Company with any other entity, unless the shareholders of the Company prior to the merger or consolidation continue to represent at least 80% of the combined voting power of the merged entity. In the event of a change in control, among other compensation and benefits, the severance agreement entitles Mr. Francis to receive a severance payment of five times his current annual salary upon his termination without cause.

          Retirement plan
          ---------------
          The Company has a 401(k) retirement plan. The plan covers substantially all employees. Under the plan, participants may defer the receipt of up to twelve percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to the sum of 25% of each dollar deferred, limited to 1% of the participants' compensation. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total retirement plan expense amounted to $3,968 and $3,966 for the years ended December 31, 2002 and 2001, respectively.

          Litigation
          ----------
          At December 31, 2002, the Company was involved in the following legal proceedings:

          a. The Company's former Chief Financial Officer, Toufic R. Bassil, has asserted claims against the Company for breach of his employment agreement and his wrongful termination as an officer of the Company without cause effective March 1, 1999. These claims are being asserted pursuant to a binding arbitration proceeding through the American Arbitration Association. In January 2002, the arbitrator determined that the Company is liable for damages from breach of the employment agreement, although damages have not yet been determined. The wrongful termination claim is still in the discovery stage and the Company is actively defending this matter. In the opinion of management, adequate provision has been made in the consolidated financial statements with respect to the foregoing claims.

          b. In late June 2002, the Company closed its New Jersey ride facility. During July 2002, the Company and its wholly-owned subsidiary, Cinema Ride Times Square, Inc., were named as defendants in a lawsuit initiated by the landlord of the Company's former New Jersey ride facility, Elizabeth Metromall, LLC, in the Superior Court of New Jersey. The lawsuit results from the contractual relationship between the landlord and the Company. Management believes that it has counterclaims against the landlord sufficient to offset any damages for which the Company may ultimately be found liable. Management believes that it will be successful in its defense of this lawsuit, and has therefore not accrued for any expenses associated



                                     -F-22-
          with  this  lawsuit  in the  consolidated  financial  statements.  The
          Company's   consolidated  financial  statements  do  not  include  any adjustments for recovery of claims against the landlord.

          c. The Company owns 50% of a subsidiary named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel. The Operating Agreement specifies that the Company will oversee the day-to-day operations of the new business venture.

          On December 24, 2002, the Company filed a lawsuit  against  Entasis in the Clark County, Nevada District Court. The lawsuit relates to matters concerning the management and funding of the new business venture. Entasis funded only $95,000 of its $200,000 equity commitment, and was impermissibly interfering with the operations of the new business venture.

          On February 27, 2003, the Clark County, Nevada District Court granted the Company's motion for a Preliminary Injunction against Entasis relating to the operations of the business. The Preliminary Injunction prevents Entasis from interfering with the day-to-day operations of the Tickets2Nite business or having anything to do with Tickets2Nite's banking.

          Trial with respect to the Company's lawsuit against Entasis was held on May 7 through 9, 2003. No decision had been issued by the Clark County, Nevada District Court as of May 19, 2003. The Company does not believe that the resolution of this legal proceeding will have a negative impact on the Company's interest in Tickets2Nite, LLC, or on its consolidated results of operations or financial position.

11.  Non-Cash Financing and Investing Activities

          The following non-cash transaction occurred during the years ending December 31, 2002 and 2001:


                                                                                      2002               2001
                                                                                      ----               ----
           Common stock issued upon warrant exercise for
               settlement of officer loan payable                                  $        -        $  120,000
           Transfer of capital lease obligation to notes payable                   $        -        $  133,500
           Issuance of common stock to outside consultant in
               equity transaction                                                  $    3,770        $        -
           Conversion of accounts payable to notes                                 $   45,906        $   41,225
           Acquisition of capital lease assets and related obligation              $   13,257        $  104,093
           Issuance of common stock for fixed assets                               $    4,200        $        -
           Acquisition of fixed asset with loan                                    $   32,682        $        -
           Investment in joint venture with capital lease                          $   55,352        $        -



                                     -F-23-

                                INDEX TO EXHIBITS

Exhibit
Number      Description of Document
------      -----------------------

 3.1        Certificate of Incorporation, as amended. (1)(P)
 3.2        Bylaws of the Company. (1)(P)
10.1        Cinema Ride, Inc. Stock Option Plan. (1)(P)(C)
10.2        Equipment lease between the Company and Sign Systems dated April
            6, 1995. (2)(P)
10.3        Lease between the Company and Forum Developers Limited Partnership dated July 2, 1993. (1)(P)
10.4        Amendment to lease between the Company and Forum Developers Limited
            Partnership dated May 18, 1993. (1)(P)
10.5        Third lease amendment between the Company and Forum Developers
            Limited Partnership dated July 27, 1994. (1)(P)
10.6        Fourth lease amendment between the Company and Forum Developers
            Limited Partnership dated December 30, 1995. (2)(P)
10.7        Form of Promissory Note and Security Agreement (stock pledge) of
            Mitchell J. Francis dated July 5, 1995. (3)(P)
10.8        Standard Office Lease - Gross between the Company and
            WFC Ventures L.P. dated March 21, 1995. (3)(P)
10.9        First Lease Amendment between the Company and WFC Ventures L.P.
            dated April 15, 1995. (3)(P)
10.10       Lease between the Company and West Edmonton Mall Property Inc.
            dated July 17, 1995. (3)(P)
10.11       Amendment to lease between the Company and West Edmonton Mall
            Property Inc. dated April 7, 1998. (7)
10.12       Master Equipment Lease Agreement between the Company and Finova
            Technology Finance, Inc. dated December 12, 1996. (4)
10.13       Amendment to Master Equipment Lease Agreement between the Company and Finova Technology Finance, Inc. dated March 10, 1999. (6)
10.14       Form of employment agreement with Mitchell J. Francis dated
            September 1, 2000. (7)(C)
10.16       Joint Venture Agreement with Dave & Buster's, Inc. dated May 29,
            1998. (6)
10.17       Loan Agreement between the Company and Mitchell J. Francis dated
            February 2, 1999. (6)
10.18       1995 Directors Stock Option Plan. (6) (C)
10.19       Warrant expiring February 2, 2002 to Mitchell J. Francis. (6)
10.20       Lease between the Company and Jersey Gardens Mall dated October
            19, 1999. (7)
10.21       Amendment No. 1 to Warrant Certificate issued to Finova Capital
            Corporation to purchase 12,500 shares of common stock at
            $1.00 per share. (8)
10.22       Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $0.50 per share. (8)
10.23       Warrant issued to Finova Capital Corporation to purchase
            25,000 shares of common stock at $1.00 per share. (8)
10.24       Warrant Holder Rights Agreement between the Company and
            Finova Capital Corporation. (8)
10.25       Second Modification Agreement and Waiver of Defaults between the
            Company and Finova Capital Corporation dated June 25, 2001. (8)
10.26       Lease Modification Agreement between Cinema Ride times Square,
            Inc. and Elizabeth Metromall LLC dated June 13, 2001. (8)
10.27       Operating Agreement of Tickets2Nite, LLC, a Nevada limited liability company, dated September 24, 2002. (9)
21          Subsidiaries of the Registrant. (6)
99.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002. (10)
-----------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, and incorporated herein by reference.
(2) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1995, and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995, and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on January 28, 1997, and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997, and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(7) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(8) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, and incorporated herein by reference.
(9) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, and incorporated herein by reference.
(10) Filed herein.


(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-KSB.

(C) Indicates compensatory plan, agreement or arrangement.



                                     -F-24-