Form 10QSB
period 2003-03-31
CINEMA RIDE INC
filed 2003-06-26
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2003, the Company had 5,909,725 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002

          Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2003 and 2002

          Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2003 and 2002

          Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2003 and 2002

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATION



                       Cinema Ride, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                      March 31,      December 31,
                                        2003             2002
                                     -----------     ------------
                                     (Unaudited)

ASSETS

Current assets:
  Cash                              $    41,036       $   61,894
 Prepaid expenses and other
    current assets                       19,910           24,395
                                     ----------        ---------
Total current assets                     60,946           86,289
                                     ----------        ---------

Property and equipment:
  Office equipment and furniture        113,128          113,128
  Equipment under capital lease         100,014          100,014
  Leasehold improvements              1,115,103        1,115,103
  Theater and film equipment          1,658,329        1,658,329
                                     ----------        ---------
                                      2,986,574        2,986,574

  Less accumulated depreciation      (2,521,429)      (2,458,080)
                                     ----------        ---------
                                        465,145          528,494
                                     ----------        ---------

Other assets:
  Visual effects library, net of
    accumulated amortization of
    $1,092,771 and $1,076,116 at
    March 31, 2003 and December
    31, 2002, respectively                 -              16,655
  Investment in joint venture -
    D&B                                    -              23,861
  Investment in joint venture -
    Tickets2Nite                        224,464          197,934
  Deferred lease costs and other
    assets                               26,796           28,299
                                     ----------        ---------
                                        251,260          266,749
                                     ----------        ---------
Total assets                        $   777,351       $  881,532
                                     ==========        =========



                                   (continued)


                       Cinema Ride, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                      March 31,      December 31,
                                        2003             2002
                                     -----------     ------------
                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    expenses                        $   559,864      $   432,869
  Current portion of capital
    lease obligations                    36,991           37,243
  Current portion of notes
    payable                             739,537          739,977
  Loan payable, officer                  80,000           65,000
                                     ----------       ----------
Total current liabilities             1,416,392        1,275,089
                                     ----------       ----------

Non-current liabilities:
  Capital lease obligations,
    less current portion                 58,179           65,165
  Notes payable, less current
    portion                              21,354           18,973
  Deferred rent                          23,536           27,949
                                     ----------       ----------
                                        103,069          112,087
                                     ----------       ----------

Commitments and contingencies


Stockholders' deficiency:
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                            -                -
Common stock, $0.08 par value -
  Authorized - 20,000,000 shares
  Issued and Outstanding -
  5,909,725 shares and 5,620,775
  shares at March 31, 2003 and
  December 31, 2002, respectively       472,778          449,662
Additional paid-in capital           10,768,916       10,696,416
Deferred compensation                  (248,000)        (330,666)
Accumulated deficit                 (11,735,804)     (11,321,056)
                                     ----------       ----------
Total stockholders' deficiency         (742,110)        (505,644)
                                     ----------       ----------
Total liabilities and
  stockholders' deficiency          $   777,351      $   881,532
                                     ==========       ==========





     See accompanying notes to condensed consolidated financial statements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                      Three Months Ended March 31,
                                      ----------------------------
                                         2003              2002
                                      ---------         ---------

Revenues                              $ 403,387         $ 534,462
                                        -------           -------

Costs and expenses:
  Direct costs of revenues              286,150           320,003
  Selling and marketing expenses         10,624            18,344
  General and administrative
    expenses, including non-cash
    compensation expense
    of $114,282 in 2003 and $183,563
    in 2002 ($5,115 in 2003 and
    $83,063 in 2002 to officers
    and directors)                      400,457           427,882
  Depreciation and amortization          81,507            91,065
  Costs related to new Las Vegas
    business venture, including
    non-cash costs of $16,500
    in 2003                              19,349            11,214
  Costs related to closure of
    D&B ride facility                    21,571              -
                                        -------           -------
  Total costs and expenses              819,658           868,508
                                        -------           -------

Loss from operations                   (416,271)         (334,046)
                                        -------           -------

Other income (expense):
  Equity in net income of
    joint venture - D&B                    -               16,610
  Equity in net income of
    joint venture -
    Tickets2Nite                         37,521              -
  Interest income                             5                22
  Interest expense                      (36,003)          (45,812)
                                        -------           -------
  Other income (expense), net             1,523           (29,180)
                                        -------           -------

Net loss                              $(414,748)        $(363,226)
                                        =======           =======

Net loss per common share -
  basic and diluted                      $(0.07)           $(0.15)
                                           ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                   5,770,417         2,412,567
                                      =========         =========




     See accompanying notes to condensed consolidated financial statements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                         Three Months Ended March 31,
                                         ----------------------------
                                             2003            2002
                                           ---------       ---------
Cash flows from operating activities:
Net loss                                   $(414,748)      $(363,226)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization               81,507          91,065
  Common stock issued for services
    rendered                                  48,116         183,563
  Amortization of deferred
    compensation                              82,666            -
  Equity in net income of joint
    venture - D&B                               -            (16,610)
  Equity in net income of joint
    venture - Tickets2Nite                   (37,521)           -
  Amortization of consulting
    agreement                                   -              2,601
  Amortization of deferred
    financing costs                             -             19,574
  Changes in operating assets and
    liabilities:
    (Increase) decrease in:
      Prepaid expenses and other
        current assets                         4,485          (3,520)
    Increase (decrease) in:
      Accounts payable and
        accrued expenses                     134,908        (149,023)
      Deferred rent                           (4,413)         (4,413)
                                             -------         -------
Net cash used in operating
  activities                                (105,000)       (239,989)
                                             -------         -------





                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)



                                         Three Months Ended March 31,
                                         ----------------------------
                                             2003            2002
                                           ---------       ---------
Cash flows from investing activities:
  Dividends received from joint
    venture - D&B                        $    23,861       $  25,228
  Reimbursements received from joint
    venture, net - Tickets2Nite               10,991
  Purchase of property and equipment            -            (12,632)
                                           ---------         -------
Net cash provided by investing
  activities                                  34,852          12,596
                                           ---------         -------

Cash flows from financing activities:
  Payments on notes payable                   (5,972)        (18,556)
  Principal payments on capital
    lease obligations                         (7,238)        (13,032)
  Sale of equity securities                   47,500         281,250
  Loan from officer                           15,000            -
                                           ---------         -------
Net cash provided by financing
  activities                                  49,290         249,662
                                           ---------         -------

Cash:
  Net increase (decrease)                    (20,858)         22,269
  At beginning of period                      61,894          66,856
                                           ---------         -------
  At end of period                       $    41,036       $  89,125
                                           =========         =======




          See accompanying notes to consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2003 and 2002


1.  Organization and Basis of Presentation

Basis of Presentation - The condensed consolidated financial statements include the operations of Cinema Ride, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Comments - The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002. The consolidated balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

The Company owns 50% of a new business venture in Las Vegas, Nevada which commenced operations during November 2002. The new business venture is operated under the name "Coca-Cola Tickets2Nite", and sells tickets to Las Vegas shows at 50% of the original box office price on the same day of the performance (see Notes 3 and 7).

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

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

Reclassification - Certain amounts have been reclassified in 2002 to conform to the presentation in 2003.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficiency of $1,355,446 and $1,188,800 at March 31, 2003 and December 31, 2002, respectively.
The Company also had a stockholders' deficiency of $742,110 and $505,644 at March 31, 2003 and December 31, 2002, respectively. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements, as well as to expand its new Las Vegas business venture, Tickets2Nite. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2003, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 4,904,197 shares and 2,149,197 shares of common stock, respectively.

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

The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.


2.  Note Payable to Primary Secured Lender

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

Required monthly payments on the loan were in arrears subsequent to December 31, 2002. Required monthly payments on the loan were also in arrears at December 31, 2001. The loan was due in full on March 1, 2002, and the Company did not make this balloon payment. As a result, the balance of this loan has been classified as a current liability in the consolidated financial statements at such dates.

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


3.  Legal Proceedings

At March 31, 2003, the Company was involved in the following legal proceedings:

(a) The Company's former Chief Financial Officer, Toufic R. Bassil, has asserted claims against the Company for breach of his employment agreement and his wrongful termination as an officer of the Company without cause effective March 1, 1999. These claims are being asserted pursuant to a binding arbitration proceeding through the American Arbitration Association. In January 2002, the arbitrator determined that the Company is liable for damages from breach of the employment agreement, although damages have not yet been determined. The wrongful termination claim is still in the discovery stage and the Company is actively defending this matter. In the opinion of management, adequate provision has been made in the consolidated financial statements with respect to the foregoing claims.

(b) In late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. During July 2002, the Company and its wholly-owned subsidiary, Cinema Ride Times Square, Inc., were named as defendants in a lawsuit initiated by the landlord of the Company's former New Jersey ride facility, Elizabeth Metromall, LLC, in the Superior Court of New Jersey. The lawsuit results from the contractual relationship between the landlord and the Company. Management believes that it has counterclaims against the landlord sufficient to offset any damages for which the Company may ultimately be found liable. Management believes that it will be successful in its defense of this lawsuit, and has therefore not accrued for any expenses associated with this lawsuit in the consolidated financial statements. The Company's consolidated financial statements do not include any adjustments for recovery of claims against the landlord.

(c) The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel. The Operating Agreement specifies that the Company will oversee the day-to-day operations of the new business venture.

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

Trial with respect to the Company's lawsuit against Entasis was held on May 7 through 9, 2003. No decision had been issued by the Clark County, Nevada District Court as of June 20, 2003. The Company does not believe that the resolution of this legal proceeding will have a negative impact on the Company's interest in Tickets2Nite, LLC, or on its consolidated results of operations or financial position.


4.  Loan Payable, Officer

During the three months ended March 31, 2003, the Company's Chief Executive Officer made short-term advances to the Company aggregating $15,000 for working capital purposes. Such advances are unsecured, interest-free and due on demand. As of March 31, 2003, advances from the Company's Chief Executive Officer aggregated $80,000.


5.  Capital Stock Transactions

Agreement with Financial Advisory Firm:

Effective as of January 3, 2002, the Company entered into a two year agreement with a financial advisory firm, Gang Consulting Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. During the three months ended March 31, 2002, the Company issued 75,000 shares of common stock to such firm with a fair market value of $24,750, which was charged to operations as general and administrative expense. During the three months ended March 31, 2003, the Company issued 50,000 shares to such firm with a fair market value of $26,500, which was charged to operations as general and administrative expense.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per share. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option pricing model as $496,000, and is being charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. For the three months ended March 31, 2003, $82,667 was charged to operations as general and administrative expense with respect to the amortization of such warrants.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to pay a finder's fee to such firm with respect to the private placement of its equity securities by issuing shares of common stock equivalent to 3% of the total equity capital raised, calculated at $0.50 per share. During the three months ended March 31, 2002, the Company issued 18,400 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $1,472) and charged to additional paid-in capital. During the three months ended March 31, 2003, the Company issued 2,850 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $228) and charged to additional paid-in capital.

Three Months Ended March 31, 2002:

On January 28, 2002, the Company issued to various employees and consultants an aggregate of 350,000 shares of common stock for services rendered. The aggregate fair market value of the 350,000 shares was $73,500, which was charged to operations as general and administrative expense during the three months ended March 31, 2002.

On January 28, 2002, the Company issued to its Vice President of Operations 75,000 shares of common stock for services rendered. The aggregate fair market value of the 75,000 shares was $15,750, which was charged to operations as general and administrative expense during the three months ended March 31, 2002.

On January 28, 2002, the Company issued 100,000 shares of common stock to each of its two non-employee directors for services rendered. The aggregate fair market value of the 200,000 shares was $42,000, which was charged to operations as general and administrative expense during the three months ended March 31, 2002.

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

During the three months ended March 31, 2002, the Company issued 5,000 shares of common stock as a consulting fee. The aggregate fair market value of the 5,000 shares was $2,250, which was charged to operations as general and administrative expense during the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company issued 56,250 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $25,313, which was charged to operations as general and administrative expense. The shares were issued pursuant to a bonus provision of such officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement.

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

Accordingly, the fair value of the warrant was calculated pursuant to the Black-Scholes option pricing model as $32,500 at June 30, 2002, and was charged to operations as general and administrative expense over the nine month period beginning April 1, 2002 and ending December 31, 2002.

Three Months Ended March 31, 2003:

During the three months ended March 31, 2003, the Company sold 190,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $47,500 of equity capital. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

During the three months ended March 31, 2003, the Company issued 9,500 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $5,115, which was charged to operations as general and administrative expense. The shares were issued pursuant to a bonus provision of such officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement.

During the three months ended March 31, 2003, the Company issued 16,600 shares of common stock to two consultants for capital raising services, which were recorded at par value of $0.08 per share (aggregate amount $1,328) and charged to additional paid-in capital.

During the three months ended March 31, 2003, the Company issued 30,000 shares of common stock to two consultants for consulting services rendered with respect to the Company's new Las Vegas business venture. The aggregate value of such securities was $16,500, which was charged to operations during the three months ended March 31, 2003.


6. Investments in Joint Venture - Dave & Busters, Inc.

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

Although the joint venture agreement was not formally extended subsequent to its expiration, the operations of the joint venture continued on a month-to-month basis until February 15, 2003, when the joint venture was terminated and operations ceased.

The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, at December 31, 2002, the Company wrote-off certain fixed assets related to such ride facility and certain direct costs related to such closure. During the three months ended March 31, 2003, the Company incurred a further loss with respect to the termination of this joint venture of $21,571.


7. Investment in Joint Venture - Tickets2Nite, LLC

The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an

Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel, pursuant to a sub-lease through July 31, 2007. The Operating Agreement specifies that the Company oversees the day-to-day operations of the new business venture. The Coca-Cola Company has entered into a Marketing Sponsorship Agreement with Tickets2Nite, LLC, beginning July 1, 2002 and ending June 30, 2007, as a result of which the operations of the new business venture are being marketed as "Coca-Cola Tickets2Nite".

The Company accounts for this investment under the equity method of accounting, since it does not have majority voting control of Tickets2Nite, LLC. Accordingly, the Company recorded $37,521 as its proportionate share of net income for the three months ended March 31, 2003. The value of the Company's investment in this business venture was $224,464 and $197,934 at March 31, 2003 and December 31, 2002, respectively.

As part of its Marketing Sponsorship Agreement, Tickets2Nite, LLC has granted The Coca-Cola Company a warrant to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant is exercised, as determined by a mutually acceptable investment banking firm. The fair value of these warrants was recorded as deferred marketing costs and is being amortized to operations over the five year life of the Marketing Sponsorship Agreement.

As of March 31, 2003, the new business venture did not have any capital expenditure commitments outstanding.

Litigation with respect to Tickets2Nite, LLC is described at Note 3(c).

Condensed unaudited financial information with respect to this business venture is presented below.


                                Tickets2Nite, LLC
                           Balance Sheets (Unaudited)
                      March 31, 2003 and December 31, 2002


                                           March 31,       December 31,
                                              2003            2002
                                           ---------       ------------
Current assets                             $ 219,124        $ 132,904
Property and equipment, net                  300,593          315,013
Other assets                                 212,500          225,000
                                             -------          -------
  Total assets                             $ 732,217        $ 672,917
                                             =======          =======

Current liabilities                        $ 126,251        $  99,466
Long-term liabilities                         86,704          118,241
Capital                                      519,262          455,210
                                             -------          -------
  Total liabilities and capital            $ 732,217        $ 672,917
                                             =======          =======


                                Tickets2Nite, LLC
                       Statement of Operations (Unaudited)
                        Three Months Ended March 31, 2003


Revenues                                   $ 890,643
Cost of revenues                             695,093
                                             -------
Gross margin                                 195,550
                                             -------

Selling and marketing                         64,322
General and administrative                    36,098
Depreciation and amortization                 15,420
                                             -------
Total costs and expenses                     115,840
                                             -------

Income from operations                        79,710
Interest expense                               4,668
                                             -------
Net income                                 $  75,042
                                             =======


8.  New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have a significant effect on the Company's financial statement presentation or disclosures.

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


9.  Subsequent Event

During the year ended December 31, 2002, the Company issued 2,515,000 warrants in conjunction with the sale of its securities. During June 2003, the Company issued an additional 251,500 warrants to the purchasers of such securities (10% of the number of warrants originally issued), as consideration for the Company not having registered such securities with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The Company owns 50% of a new business venture in Las Vegas, Nevada which commenced operations during November 2002. The new business venture is operated under the name "Coca-Cola Tickets2Nite", and sells tickets to Las Vegas shows at 50% of the original box office price on the same day of the performance (see "New Las Vegas Business Venture" below).

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

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues and recurring operating losses, and had a substantial working capital deficiency of $1,355,446 and $1,188,800 at March 31, 2003 and December 31, 2002, respectively. The Company also had a stockholders' deficiency of $742,110 and $505,644 at March 31, 2003 and December 31, 2002, respectively. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund operating and debt service requirements, as well as to expand its new Las Vegas business venture, Tickets2Nite. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard.

To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Closure of New Jersey Ride Facility:

During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. During the three months ended March 31, 2002, the New Jersey ride facility generated revenues of $88,651 or 16.6% of consolidated revenues.

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

New Las Vegas Business Venture:

The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel, pursuant to a sub-lease through July 31, 2007. The Operating Agreement specifies that the Company oversees the day-to-day operations of the new business venture. The Coca-Cola Company has entered into a Marketing Sponsorship Agreement with Tickets2Nite, LLC, beginning July 1, 2002 and ending June 30, 2007, as a result of which the operations of the new business venture are being marketed as "Coca-Cola Tickets2Nite". As part of the Marketing Sponsorship Agreement, Tickets2Nite, LLC has granted The Coca-Cola Company a warrant to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant is exercised, as determined by a mutually acceptable investment banking firm.
The concept of same day, half-price tickets is a successful, well-established institution in New York City's Times Square. Based on initial results, and subject to the resolution of management and funding issues, the Company believes that the new business venture has the potential to make a significant contribution to the Company's financial results in the future.

The Company accounts for this investment under the equity method of accounting, since it does not have majority voting control of Tickets2Nite, LLC. Financial information with respect to the Company's investment in Tickets2Nite, LLC and its results of operations and financial position are provided below at "Tickets2Nite Business Venture".

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

Trial with respect to the Company's lawsuit against Entasis was held on May 7 through 9, 2003. No decision had been issued by the Clark County, Nevada District Court as of June 20, 2003. The Company does not believe that the resolution of this legal proceeding will have a negative impact on the Company's interest in Tickets2Nite, LLC, or on its consolidated results of operations or financial position.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment. At March 31, 2003, the net value of property and equipment was $465,145, which accounted for 59.8% of the Company's total assets. At December 31, 2002, the net value of property and equipment was $545,149, which accounted for 60.0% of the Company's total assets. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges at March 31, 2003 or December 31, 2002. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Investment in New Las Vegas Business Venture:

The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC, an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel. The value of the Company's investment in the new Las Vegas business venture was $224,464 at March 31, 2003, representing 28.8% of the

Company's total assets, and $197,934 at December 31, 2002, representing 22.5% of the Company's total assets.

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

Results of Operations:

Three Months Ended March 31, 2003 and 2002 -

Revenues. Revenues decreased by $131,075 or 24.5% to $403,387 in 2003, as compared to $534,462 in 2002. Included in revenues for the three months ended March 31, 2002 were revenues from the New Jersey ride facility, which was closed in late June 2002, of $88,651 or 16.6% of total revenues. The Company's Las Vegas ride facility accounted for most of the remaining decrease in revenues in 2003 as compared to 2002.

Direct Costs of Revenues. Direct costs of revenues decreased by $33,853 or 10.6% to $286,150 in 2003, as compared to $320,003 in 2002, primarily as a result of decreased revenues. Direct costs of revenues were 70.9% of revenues in 2003, as compared to 59.9% of revenues in 2002. The increase in direct costs of revenues as a percent of revenues was a result of lower revenues over which to allocate fixed operating costs.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $7,720 or 42.1% to $10,624 in 2003, as compared to $18,344 in 2002, primarily as a result of the Company's changing to a lower cost marketing program. Selling and marketing expenses were 2.6% of revenues in 2003, as compared to 3.4% of revenues in 2001.

General and Administrative Expenses. General and administrative expenses decreased by $27,425 or 6.4% to $400,457 in 2003, as compared to $427,882 in
2002. Included in general and administrative expenses in 2003 and 2002 was non-cash compensation of $114,282 and $183,563, respectively, including $5,115 and $83,063 to officers and directors, respectively. Excluding such non-cash compensation, general and administrative expenses increased by $41,856 or 17.1% in 2003 as compared to 2002, primarily as a result of higher costs for professional fees and salaries.

Depreciation and Amortization. Depreciation and amortization decreased by $9,558 or 10.5% to $81,507 in 2003, as compared to $91,065 in 2002, primarily as a result of the retirement of certain property and equipment.

Costs Related to New Las Vegas Business Venture. The Company incurred costs with respect to the development of its new Las Vegas business venture of $19,349 in 2003, as compared to $11,214 in 2002. Included in such costs in 2003 were $16,500 of non-cash costs resulting from the issuance of common stock.

Costs Related to Closure of D&B Ride Facility. Effective February 15, 2003, the joint venture agreement with Dave & Buster's, Inc. was formally terminated and ceased operations. The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, the Company wrote-off certain fixed assets related to such ride facility and certain direct costs related to such closure at December 31, 2002. During the three months ended March 31, 2003, the Company incurred a further loss with respect to the termination of this joint venture of $21,571.

Loss from Operations. The loss from operations was $416,271 for the three months ended March 31, 2003, as compared to a loss from operations of $334,046 for the three months ended March 31, 2002.

Interest Expense. Interest expense decreased by $9,809 or 21.4% to $36,003 in 2003, as compared to $45,812 in 2002, primarily as a result of a decrease in the principal balance of interest-bearing obligations.

Interest Income.  Interest income was $5 in 2003, as compared to $22 in 2002.

Equity in Net Income of Joint Venture - D&B. Equity in net income of joint venture - D&B was $16,610 in 2002. There was no equity in net income (loss) of joint venture - D&B in 2003, as the operations of the joint venture were terminated in February 2003.

Equity in Net Income of Joint Venture - Tickets2Nite. Equity in net income of joint venture - Tickets2Nite was $37,521 in 2003. There was no equity in net income (loss) of joint venture - Tickets2Nite in 2002, as the joint venture did not begin operations until November 2002.

Net Loss. Net loss was $414,748 the three months ended March 31, 2003, as compared to a net loss of $363,226 for the three months ended March 31, 2002.

Tickets2Nite Business Venture:

The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel.

The Company accounts for this investment under the equity method of accounting, since it does not have majority voting control of Tickets2Nite, LLC. Accordingly, the Company recorded $37,521 as its proportionate share of net income for the three months ended March 31, 2003. The value of the Company's investment in this business venture was $224,464 and $197,934 at March 31, 2003 and December 31, 2002, respectively.

As part of its Marketing Sponsorship Agreement, Tickets2Nite, LLC has granted The Coca-Cola Company a warrant to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant is exercised, as determined by a mutually acceptable investment banking firm. The fair value of these warrants was recorded as deferred marketing costs and is being amortized to operations over the five year life of the Marketing Sponsorship Agreement.

As of March 31, 2003, the new business venture did not have any capital expenditure commitments outstanding.

Condensed unaudited financial information with respect to this business venture is presented below.

                                Tickets2Nite, LLC
                           Balance Sheets (Unaudited)
                      March 31, 2003 and December 31, 2002


                                           March 31,       December 31,
                                              2003            2002
                                           ---------       ------------
Current assets                             $ 219,124        $ 132,904
Property and equipment, net                  300,593          315,013
Other assets                                 212,500          225,000
                                             -------          -------
  Total assets                             $ 732,217        $ 672,917
                                             =======          =======

Current liabilities                        $ 126,251        $  99,466
Long-term liabilities                         86,704          118,241
Capital                                      519,262          455,210
                                             -------          -------
  Total liabilities and capital            $ 732,217        $ 672,917
                                             =======          =======


                                Tickets2Nite, LLC
                       Statement of Operations (Unaudited)
                        Three Months Ended March 31, 2003


Revenues                                   $ 890,643
Cost of revenues                             695,093
                                             -------
Gross margin                                 195,550
                                             -------

Selling and marketing                         64,322
General and administrative                    36,098
Depreciation and amortization                 15,420
                                             -------
Total costs and expenses                     115,840
                                             -------

Income from operations                        79,710
Interest expense                               4,668
                                             -------
Net income                                 $  75,042
                                             =======


Liquidity and Capital Resources - March 31, 2003:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its securities to provide the resources necessary to develop its ride facilities, operate its business and invest in its new Las Vegas business venture. During the three months ended March 31, 2003 and the year ended December 31, 2002, the Company raised $47,500 and $628,750, respectively, of new capital through the sale of its securities. The Company is continuing its efforts to raise new capital during 2003.

Operating Activities. The Company's operations utilized cash of $105,000 during the three months ended March 31, 2003, as compared to $239,989 during the three months ended March 31, 2002. The decrease in cash utilized in operations in 2003 as compared to 2002 was primarily a result of a decrease in cash used to reduce accounts payable and accrued expenses.

At March 31, 2003, cash had decreased by $20,858 to $41,036, as compared to $61,894 at December 31, 2002. The cash balance at March 31, 2003 included a short-term advance of $15,000 from the Company's Chief Executive Officer that was received during the three months ended March 31, 2003. The Company's Chief Executive Officer had previously advanced $65,000 during the three months ended December 31, 2002.

The Company had a working capital deficit of $1,355,446 at March 31, 2003, as compared to a working capital deficit of $1,188,800 at December 31, 2002. At March 31, 2003 and December 31, 2002, the Company's note payable to its primary secured lender was classified as a current liability (see "Transactions with Primary Secured Lender" below).

Investing Activities. Net cash provided by investing activities was $34,852 for the three months ended March 31, 2003, as compared to $12,596 for the three months ended March 31, 2002. During the three months ended March 31, 2002, the Company purchased $12,632 of property and equipment. During the three months ended March 31, 2003 and 2002, the Company received dividends from the Dave & Buster's, Inc. joint venture of $23,861 and $25,228, respectively. During the three months ended March 31, 2003, the Company received net reimbursements from its Tickets2Nite business venture of $10,991 (see "Tickets2Nite Business Venture" above).

Financing Activities. Net cash provided by financing activities was $49,290 for the three months ended March 31, 2003, as compared to $249,662 for the three months ended March 31, 2002. During the three months ended March 31, 2003 and 2002, the Company made payments on notes payable of $5,972 and $18,556, respectively, and the Company made principal payments on capital lease obligations of $7,238 and $13,032, respectively.

During the three months ended March 31, 2003, the Company raised $47,500 of new capital through the sale of its equity securities. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

During the three months ended March 31, 2003, the Company's Chief Executive Officer made short-term advances to the Company aggregating $15,000 for working capital purposes. Such advances are unsecured, interest-free and due on demand. As of March 31, 2003, advances from the Company's Chief Executive Officer aggregated $80,000.

Transactions with Primary Secured Lender:

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

Required monthly payments on the loan were in arrears subsequent to December 31, 2002. Required monthly payments on the loan were also in arrears at December 31, 2001. The loan was due in full on March 1, 2002, and the Company did not make this balloon payment. As a result, the balance of this loan has been classified as a current liability in the consolidated financial statements at such dates.

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

New Accounting Pronouncements:

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have a significant effect on the Company's financial statement presentation or disclosures.

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

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

At March 31, 2003, the Company was involved in the following legal proceedings:

(a) The Company's former Chief Financial Officer, Toufic R. Bassil, has asserted claims against the Company for breach of his employment agreement and his wrongful termination as an officer of the Company without cause effective March 1, 1999. These claims are being asserted pursuant to a binding arbitration proceeding through the American Arbitration Association. In January 2002, the arbitrator determined that the Company is liable for damages from breach of the employment agreement, although damages have not yet been determined. The wrongful termination claim is still in the discovery stage and the Company is actively defending this matter. In the opinion of management, adequate provision has been made in the consolidated financial statements with respect to the foregoing claims.

(b) In late June 2002, the Company closed its New Jersey ride facility. During July 2002, the Company and its wholly-owned subsidiary, Cinema Ride Times Square, Inc., were named as defendants in a lawsuit initiated by the landlord of the Company's former New Jersey ride facility, Elizabeth Metromall, LLC, in the Superior Court of New Jersey. The lawsuit results from the contractual relationship between the landlord and the Company. Management believes that it has counterclaims against the landlord sufficient to offset any damages for which the Company may ultimately be found liable. Management believes that it will be successful in its defense of this lawsuit, and has therefore not accrued for any expenses associated with this lawsuit in the consolidated financial statements. The Company's consolidated financial statements do not include any adjustments for recovery of claims against the landlord.

(c) The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel. The Operating Agreement specifies that the Company will oversee the day-to-day operations of the new business venture.

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

Trial with respect to the Company's lawsuit against Entasis was held on May 7 through 9, 2003. No decision had been issued by the Clark County, Nevada District Court as of June 20, 2003. The Company does not believe that the resolution of this legal proceeding will have a negative impact on the Company's interest in Tickets2Nite, LLC, or on its consolidated results of operations or financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Agreement with Financial Advisory Firm:

Effective as of January 3, 2002, the Company entered into a two year agreement with a financial advisory firm, Gang Consulting Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. During the three months ended March 31, 2002, the Company issued 75,000 shares of common stock to such firm with a fair market value of $24,750, which was charged to operations as general and administrative expense. During the three months ended March 31, 2003, the Company issued 50,000 shares to such firm with a fair market value of $26,500, which was charged to operations as general and administrative expense.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per share. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option pricing model as $496,000, and is being charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. For the three months ended March 31, 2003, $82,667 was charged to operations as general and administrative expense with respect to the amortization of such warrants.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to pay a finder's fee to such firm with respect to the private placement of its equity securities by issuing shares of common stock equivalent to 3% of the total equity capital raised, calculated at $0.50 per share. During the three months ended March 31, 2002, the Company issued 18,400 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $1,472) and charged to additional paid-in capital. During the three months ended March 31, 2003, the Company issued 2,850 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $228) and charged to additional paid-in capital.


Transactions during the Three Months Ended March 31, 2003:

During the three months ended March 31, 2003, the Company sold 190,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $287,250 of equity capital, which included accounts payable of $6,000 paid through the issuance of such securities. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

During the three months ended March 31, 2003, the Company issued 9,500 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $5,115, which was charged to operations as general and administrative expense. The shares were issued pursuant to a bonus provision of such officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement.

During the three months ended March 31, 2003, the Company issued 16,600 shares of common stock to two consultants for capital raising services, which were recorded at par value of $0.08 per share (aggregate amount $1,328) and charged to additional paid-in capital.

During the three months ended March 31, 2003, the Company issued 30,000 shares of common stock to two consultants for consulting services rendered with respect to the Company's new Las Vegas business venture. The aggregate value of such securities was $16,500, which was charged to operations during the three months ended March 31, 2003.

The shares of common stock and warrants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

Required monthly payments on the loan were in arrears subsequent to December 31, 2002. Required monthly payments on the loan were also in arrears at December 31, 2001. The loan was due in full on March 1, 2002, and the Company did not make this balloon payment. As a result, the balance of this loan has been classified as a current liability in the consolidated financial statements at such dates.

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

Three Months Ended March 31, 2003:

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



                                       CINEMA RIDE, INC.
                                       -----------------
                                         (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  June 24, 2003              By:  ___________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

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

                                                 /s/ MITCHELL J. FRANCIS
Date:  June 24, 2003                        By:  ___________________________
                                                 Mitchell J. Francis
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number           Description of Document
------           -----------------------

 3.1             Certificate of Incorporation, as amended (1)(P)

 3.2             Bylaws of the Company (1)(P)

10.1 Operating Agreement of Tickets2Nite, LLC, a Nevada limited liability company, dated September 24, 2002 (2)

99               Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002 (3)


----------------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, and incorporated herein by reference.

(3) Filed herein.


(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Quarterly Report on Form 10-QSB.