Form 10QSB
period 2003-06-30
CINEMA RIDE INC
filed 2003-08-07
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2003, the Company had 6,014,725 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002

     Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2003 and 2002

     Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2003 and 2002

     Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Six Ended June 30, 2003 and 2002

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


                       Cinema Ride, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                      June 30,       December 31,
                                        2003             2002
                                     -----------     ------------
                                     (Unaudited)

ASSETS
Current assets:
  Cash                              $    22,628       $   61,894
  Prepaid expenses and other
    current assets                       51,451           24,395
                                     ----------        ---------
Total current assets                     74,079           86,289
                                     ----------        ---------

Property and equipment:
  Office equipment and furniture        113,128          113,128
  Equipment under capital lease         100,014          100,014
  Leasehold improvements              1,115,103        1,115,103
  Theater and film equipment          1,658,329        1,658,329
                                     ----------        ---------
                                      2,986,574        2,986,574

  Less accumulated depreciation      (2,586,063)      (2,458,080)
                                     ----------        ---------
                                        400,511          528,494
                                     ----------        ---------

Other assets:
  Visual effects library, net of
    accumulated amortization of
    $1,092,771 and $1,076,116 at
    June 30, 2003 and December
    31, 2002, respectively                 -              16,655
  Investment in joint venture -
    D&B                                    -              23,861
  Investment in joint venture -
    Tickets2Nite                        278,698          197,934
  Deferred lease costs and other
    assets                               25,293           28,299
                                     ----------        ---------
                                        303,991          266,749
                                     ----------        ---------
Total assets                        $   778,581       $  881,532
                                     ==========        =========



                                   (continued)


                       Cinema Ride, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                      June 30,       December 31,
                                        2003             2002
                                     -----------     ------------
                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY
Current liabilities:
  Accounts payable and accrued
    expenses                        $   736,042      $   432,869
  Accrued officer's compensation         66,094             -
  Current portion of capital
    lease obligations                    38,459           37,243
  Current portion of notes
    payable                             739,537          739,977
  Loan payable, officer                  80,000           65,000
                                     ----------       ----------
Total current liabilities             1,660,132        1,275,089
                                     ----------       ----------

Non-current liabilities:
  Capital lease obligations,
    less current portion                 48,902           65,165
  Notes payable, less current
    portion                              15,530           18,973
  Deferred rent                          19,123           27,949
                                     ----------       ----------
                                         83,555          112,087
                                     ----------       ----------

Commitments and contingencies


Stockholders' deficiency:
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                            -                -
Common stock, $0.08 par value -
  Authorized - 20,000,000 shares
  Issued and Outstanding -
  6,014,725 shares and 5,620,775
  shares at June 30, 2003 and
  December 31, 2002, respectively       481,178          449,662
Additional paid-in capital           10,807,966       10,696,416
Deferred compensation                  (165,333)        (330,666)
Accumulated deficit                 (12,088,917)     (11,321,056)
                                     ----------       ----------
Total stockholders' deficiency         (965,106)        (505,644)
                                     ----------       ----------
Total liabilities and
  stockholders' deficiency          $   778,581      $   881,532
                                     ==========       ==========


     See accompanying notes to condensed consolidated financial statements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                      Three Months Ended June 30,
                                      ---------------------------
                                         2003              2002
                                      ---------         ---------
Revenues                              $ 455,728         $ 569,423
                                        -------           -------

Costs and expenses:
  Direct costs of revenues              269,130           352,987
  Selling and marketing expenses          6,023            17,609
  General and administrative
    expenses, including
    stock-based compensation
    expense of $130,117 in 2003
    and $74,193 in 2002 ($0 in
    2003 and $37,693 in 2002 to
    officers and directors)             487,212           377,422
  Depreciation and amortization          66,137            82,047
  Costs related to new Las Vegas
    business venture                        631            17,309
  Costs related to closure of
    New Jersey ride facility               -              119,023
  Costs related to closure of
    D&B ride facility                    (1,110)             -
                                        -------           -------
  Total costs and expenses              828,023           966,397
                                        -------           -------

Loss from operations                   (372,295)         (396,974)
                                        -------           -------

Other income (expense):
  Equity in net income of
    joint venture - D&B                    -                1,693
  Equity in net income of
    joint venture -
    Tickets2Nite                         60,173              -
  Interest income                             2                11
  Interest expense                      (40,993)          (39,637)
  Other income                             -               16,649
                                        -------           -------
  Other income (expense), net            19,182           (21,284)
                                        -------           -------

Net loss                              $(353,113)        $(418,258)
                                        =======           =======

Net loss per common share -
  basic and diluted                      $(0.06)           $(0.10)
                                           ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                   5,957,225         3,998,799
                                      =========         =========



     See accompanying notes to condensed consolidated financial statements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                      Six Months Ended June 30,
                                      -------------------------
                                        2003             2002
                                      ---------       ---------
Revenues                             $  859,115      $1,103,885
                                      ---------       ---------

Costs and expenses:
  Direct costs of revenues              555,280         672,990
  Selling and marketing expenses         16,647          35,953
  General and administrative
    expenses, including
    stock-based compensation
    expense of $244,399 in 2003
    and $257,756 in 2002 ($5,115
    in 2003 and $120,756 in 2002
    to officers and directors)          887,669         805,304
  Depreciation and amortization         147,644         173,112
  Costs related to new Las Vegas
    business venture, including
    stock-based compensation of
    $16,500 in 2003                      19,980          28,523
  Costs related to closure of
    New Jersey ride facility               -            119,023
  Costs related to closure of
    D&B ride facility                    20,461            -
                                      ---------       ---------
  Total costs and expenses            1,647,681       1,834,905
                                      ---------       ---------

Loss from operations                   (788,566)       (731,020)
                                      ---------       ---------

Other income (expense):
  Equity in net income of
    joint venture - D&B                    -             18,303
  Equity in net income of
    joint venture -
    Tickets2Nite                         97,694            -
  Interest income                             7              33
  Interest expense                      (76,996)        (85,449)
  Other income                             -             16,649
                                      ---------       ---------
  Other income (expense), net            20,705         (50,464)
                                      ---------       ---------

Net loss                             $ (767,861)     $ (781,484)
                                      =========       =========

Net loss per common share -
  basic and diluted                      $(0.13)         $(0.21)
                                           ====            ====

Weighted average common
  shares outstanding -
  basic and diluted                   5,794,166       3,693,579
                                      =========       =========



      See accompanying notes to condensed consolidated financialstatements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                           Six Months Ended June 30,
                                           -------------------------
                                              2003            2002
                                           ---------       ---------
Cash flows from operating activities:
Net loss                                   $(767,861)      $(781,484)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization              147,644         173,112
  Common stock issued for services            95,566         257,756
  Closure costs of New Jersey ride
    facility                                    -            119,023
  Other income                                  -            (16,649)
  Amortization of deferred
    compensation                             165,333            -
  Equity in net income of joint
    venture - D&B                               -            (18,303)
  Equity in net income of joint
    venture - Tickets2Nite                   (97,694)           -
  Amortization of consulting
    agreement                                   -              5,202
  Amortization of deferred
    financing costs                             -             19,574
  Changes in operating assets and
    liabilities:
    Increase in:
      Prepaid expenses and other
        current assets                       (27,056)         (8,153)
    Increase (decrease) in:
      Accounts payable and
        accrued expenses                     311,086         (76,196)
      Accrued officer's
        compensation                          66,094            -
      Deferred rent                           (8,826)         (8,826)
                                             -------         -------
Net cash used in operating
  activities                                (115,714)       (334,944)
                                             -------         -------

                                   (continued)


                       Cinema Ride, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                           Six Months Ended June 30,
                                           -------------------------
                                              2003            2002
                                           ---------       ---------
Cash flows from investing activities:
  Dividends received from joint
    venture - D&B                          $  23,861       $  38,094
  Reimbursements received from joint
    venture, net - Tickets2Nite               16,930            -
  Purchase of property and equipment            -            (37,931)
                                             -------         -------
Net cash provided by investing
  activities                                  40,791             163
                                             -------         -------

Cash flows from financing activities:
  Payments on notes payable                  (11,796)        (26,009)
  Principal payments on capital
    lease obligations                        (15,047)        (30,380)
  Sale of equity securities                   47,500         557,500
  Loan from officer                           15,000            -
                                             -------         -------
Net cash provided by financing
  activities                                  35,657         501,111
                                             -------         -------

Cash:
  Net increase (decrease)                    (39,266)        166,330
  At beginning of period                      61,894          66,856
                                             -------         -------
  At end of period                         $  22,628       $ 233,186
                                             =======         =======




     See accompanying notes to condensed consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2003 and 2002


1.  Organization and Basis of Presentation

Basis of Presentation - The condensed consolidated financial statements include the operations of Cinema Ride, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002. The consolidated balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

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

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues, recurring operating losses and diminishing liquidity, and had a substantial working capital deficiency of $1,586,053 and $1,188,800 at June 30, 2003 and December 31, 2002, respectively. The Company also had a stockholders' deficiency of $965,106 and $505,644 at June 30, 2003 and December 31, 2002, respectively. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to restructure its debt obligations to reduce the burden on its operating cash flows. The Company currently has limited cash resources, increasing accounts payable and accrued liabilities, and insufficient operating cash flows to fund continuing operations. During late 2002 and early 2003, the Company borrowed an aggregate of $80,000 from its Chief Executive Officer to fund operations, although there can be no assurances that the Chief Executive Officer will provide additional loans to the Company. To the extent that the Company is unable to successfully restructure its debt obligations and/or obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2003, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 4,904,197 shares and 2,400,697 shares of common stock, respectively.

Stock-Based Compensation - The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

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

Pro Forma Financial Disclosure - The fair value of stock options and warrants granted by the Company has been estimated on the grant date using the Black-Scholes option pricing model. Had such stock options and warrants been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations would have been as follows:

For the three months ended June 30, 2003 and 2002, the Company would have recorded $31,194 and $31,194 as additional compensation expense, resulting in a net loss of $(384,307) and $(449,452), respectively, and a net loss per common share of $(0.06) and $(0.11), respectively.

For the six months ended June 30, 2003 and 2002, the Company would have recorded $62,388 and $62,388 as additional compensation expense, resulting in a net loss of $(830,249) and $(843,872), respectively, and a net loss per common share of $(0.14) and $(0.23), respectively.


2.  Note Payable to Primary Secured Lender

On December 31, 1996, the Company completed a financing agreement aggregating $1,527,027 with Finova Technology Finance, Inc., bearing interest at 16.75% per annum, which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount of $1,575,027 was repayable over a four year period at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. As a result of reduced cash flows generated by operations during the year ended December 31, 2000, the Company was in default in its obligations to the lender at December 31, 2000.

Effective June 25, 2001, the Company and the lender executed a Second Modification Agreement and Waiver of Defaults which provided for: (1) the waiver of all prior payment defaults; (2) the reduction of the monthly payment from $21,789 to $10,674, which represents interest only payments at 16.75% per annum;
(3) the increase in the principal balance due the lender of accrued interest payable of $50,083; (4) the acceleration of the due date of the loan from January 1, 2004 to March 1, 2002; (5) the repricing of a common stock purchase warrant previously issued to the lender to purchase 12,500 shares of common stock exercisable through December 31, 2003, which reduced the exercise price from $16.00 per share to $1.00 per share; (6) the issuance of common stock purchase warrants to the lender to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011; (7) the revision of the lender's Warrant Holder Rights Agreement to eliminate demand registration rights; and (8) the agreement by the lender to enter into negotiations with the Company with respect to the refinancing of the balloon payment on or about March 1, 2002, provided that no events of default had occurred.

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

Effective April 17, 2002, the Company and the lender executed a Third Modification Agreement and Waiver of Defaults which provided for: (1) the waiver of all prior payment defaults; (2) interest on the unpaid balance at 16.64% per annum; (3) the payment of interest only for the months of March, April and May 2002; and (4) commencing June 2002, monthly payments of principal and interest of $18,955 for a period of five years.

Required monthly payments on the loan were in arrears at December 31, 2001 and subsequent to December 31, 2002. The loan was due in full on March 1, 2002, but the Company did not make this balloon payment. As a result, the balance of this loan has been classified as a current liability in the consolidated financial statements.

During November 2002, the Company entered into an agreement with the secured lender to settle this obligation for a cash payment of $200,000, of which $50,000 was paid in November 2002, and $150,000 was to be paid by January 20, 2003. The $150,000 payment has not been made to date. The Company is continuing negotiations with the lender.

The $50,000 advance payment was applied to reduce the loan balance at December 31, 2002. The Company has not made any payments on this loan subsequent to December 31, 2002, and has accrued interest with respect to this loan of $60,622 at June 30, 2003.


3.  Legal Proceedings

At June 30, 2003, the Company was involved in the following legal proceedings:

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

Trial with respect to the Company's lawsuit against Entasis was held on May 7 through 9, 2003. No decision had been issued by the Clark County, Nevada District Court as of August 6, 2003. The Company does not believe that the resolution of this legal proceeding will have a negative impact on the Company's interest in Tickets2Nite, LLC, or on its consolidated results of operations or financial position.


4.  Loan Payable, Officer

During the six months ended June 30, 2003, the Company's Chief Executive Officer made short-term advances to the Company aggregating $15,000 for working capital purposes. Such advances are unsecured, interest-free and due on demand. As of June 30, 2003, advances from the Company's Chief Executive Officer aggregated $80,000.


5.  Capital Stock Transactions

Agreement with Financial Advisory Firm:

Effective as of January 3, 2002, the Company entered into a two-year agreement with a financial advisory firm, Gang Consulting Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock.

During the three months and six months ended June 30, 2002, the Company issued 75,000 shares and 150,000 shares of common stock to such firm, respectively. The aggregate fair market value of such shares of $36,500 and $61,250 was charged to operations as general and administrative expense during the three months and six months ended June 30, 2002, respectively.

During the three months and six months ended June 30, 2003, the Company issued 75,000 shares and 125,000 shares of common stock to such firm, respectively. The aggregate fair market value of such shares of $32,250 and $58,750 was charged to operations as general and administrative expense during the three months and six months ended June 30, 2003, respectively.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per share. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option pricing model as $496,000, and is being charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. For the three months and six months ended June 30, 2003, $82,667 and $165,333 was charged to operations as general and administrative expense with respect to the amortization of such warrants, respectively.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to pay a finder's fee to such firm with respect to the private placement of its equity securities by issuing shares of common stock equivalent to 3% of the total equity capital raised, calculated at $0.50 per share. During the three months and six months ended June 30, 2002, the Company issued 18,400 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $1,472) and charged to additional paid-in capital. During the three months and six months ended June 30, 2003, the Company issued 2,850 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $228) and charged to additional paid-in capital.

Three Months and Six Months Ended June 30, 2002:

On January 28, 2002, the Company issued to various employees and consultants an aggregate of 350,000 shares of common stock for services rendered. The aggregate fair market value of the 350,000 shares was $73,500, which was charged to operations as general and administrative expense during the six months ended June 30, 2002.

On January 28, 2002, the Company issued to its Vice President of Operations 75,000 shares of common stock for services rendered. The aggregate fair market value of the 75,000 shares was $15,750, which was charged to operations as general and administrative expense during the six months ended June 30, 2002.

On January 28, 2002, the Company issued 100,000 shares of common stock to each of its two non-employee directors for services rendered. The aggregate fair market value of the 200,000 shares was $42,000, which was charged to operations as general and administrative expense during the six months ended June 30, 2002.

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

During the three months ended March 31, 2002, the Company issued 5,000 shares of common stock as a consulting fee. The aggregate fair market value of the 5,000 shares was $2,250, which was charged to operations as general and administrative expense during the six months ended June 30, 2002.

During the three months and six months ended June 30, 2002, the Company issued 55,250 shares and 111,500 shares of common stock to its Chief Executive Officer. The shares were issued as a bonus pursuant to a provision of the Chief Executive Officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement. The aggregate fair market value of $26,860 and $52,173 was charged to operations as general and administrative expense during the three months and six months ended June 30, 2002, respectively.

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

Three Months and Six Months Ended June 30, 2003:

During the six months ended June 30, 2003, the Company sold 190,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $47,500 of equity capital. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

During the six months ended June 30, 2003, the Company issued 9,500 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $5,115, which was charged to operations as general and administrative expense. The shares were issued pursuant to a bonus provision of such officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement.

During the six months ended June 30, 2003, the Company issued 16,600 shares of common stock to two consultants for capital raising services, which were recorded at par value of $0.08 per share (aggregate amount $1,328) and charged to additional paid-in capital.

During the six months ended June 30, 2003, the Company issued 30,000 shares of common stock to two consultants for consulting services rendered with respect to the Company's new Las Vegas business venture. The aggregate value of such securities was $16,500, which was charged to operations during the six months ended June 30, 2003.

During May 2003, the Company issued 10,000 shares of common stock to its legal counsel for legal services with an aggregate value of $5,000, which is being charged to operations as general and administrative expense.

During May 2003, the Company issued 20,000 shares of common stock to its insurance agent for services rendered with an aggregate value of $10,200, which was charged to operations as general and administrative expense during the three months and six months ended June 30, 2003.

During the year ended December 31, 2002, the Company issued 2,515,000 warrants to investors in conjunction with the sale of its securities. During June 2003, the Company issued an additional 251,500 warrants to the purchasers of such securities (10% of the number of warrants originally issued), exercisable at $0.50 per share for a period of 30 months from the date of issuance of the original warrants, in lieu of the Company not registering such securities with the Securities and Exchange Commission.


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

The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, the Company wrote-off certain fixed assets related to such ride facility and certain direct costs related to such closure at December 31, 2002. During the three months and six months ended June 30, 2003, the Company recorded $(1,110) and $20,461 with respect to the termination of this joint venture, respectively.

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

The Company accounts for this investment under the equity method of accounting, since it does not have majority voting control of Tickets2Nite, LLC. Accordingly, the Company recorded $60,173 and $97,694 as its proportionate share of net income for the three months ended and six months ended June 30, 2003, respectively. The value of the Company's investment in this business venture was $278,698 and $197,934 at June 30, 2003 and December 31, 2002, respectively.

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

As of June 30, 2003, the new business venture did not have any capital expenditure commitments outstanding.

Litigation with respect to Tickets2Nite, LLC is described at Note 3(c).

Condensed unaudited financial information with respect to this business venture is presented below.


                                Tickets2Nite, LLC
                           Balance Sheets (Unaudited)
                       June 30, 2003 and December 31, 2002


                                            June 30,       December 31,
                                              2003            2002
                                           ---------       ------------
Current assets                             $ 380,053        $ 132,904
Property and equipment, net                  285,173          315,013
Other assets                                 200,000          225,000
                                             -------          -------
  Total assets                             $ 865,226        $ 672,917
                                             =======          =======

Current liabilities                        $ 157,866        $  99,466
Long-term liabilities                         79,630          118,241
Capital                                      627,730          455,210
                                             -------          -------
  Total liabilities and capital            $ 865,226        $ 672,917
                                             =======          =======


                                Tickets2Nite, LLC
                       Statement of Operations (Unaudited)
                 Three Months and Six Months Ended June 30, 2003


                                         Three Months      Six Months
                                          Ended June       Ended June
                                           30, 2003         30, 2003
                                         ------------      ----------
Revenues                                  $1,250,931       $2,141,574
Cost of revenues                             970,317        1,665,410
                                           ---------        ---------
Gross margin                                 280,614          476,164
                                           ---------        ---------

Selling and marketing                         94,212          158,534
General and administrative                    47,134           83,232
Depreciation and amortization                 15,420           30,840
                                           ---------        ---------
Total costs and expenses                     156,766          272,606
                                           ---------        ---------

Income from operations                       123,848          203,558
Interest expense                               3,502            8,170
                                           ---------        ---------
Net income                                 $ 120,346       $  195,388
                                           =========        =========



8.  Closure of New Jersey Ride Facility

During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off fixed assets related to such ride facility and incurred certain other direct and immediate costs related to such closure aggregating $119,023, which were charged to operations effective June 30, 2002. During the three months and six months ended June 30, 2002, the New Jersey ride facility accounted for $68,283 and $156,934 of consolidated revenues, respectively, or 12.0% and 14.2 of consolidated revenues, respectively.

Litigation with respect to the closure of the New Jersey ride facility is described at Note 3(b).


9.  Recent Accounting Pronouncements

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues, recurring operating losses and diminishing liquidity, and had a substantial working capital deficiency of $1,586,053 and $1,188,800 at June 30, 2003 and December 31, 2002,
respectively. The Company also had a stockholders' deficiency of $965,106 and $505,644 at June 30, 2003 and December 31, 2002, respectively. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to restructure its debt obligations to reduce the burden on its operating cash flows. The Company currently has limited cash resources, increasing accounts payable and accrued liabilities, and insufficient operating cash flows to fund continuing operations. During late 2002 and early 2003, the Company borrowed an aggregate of $80,000 from its Chief Executive Officer to fund operations, although there can be no assurances that the Chief Executive Officer will provide additional loans to the Company. To the extent that the Company is unable to successfully restructure its debt obligations and/or obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization.

Las Vegas Ride Facility:

In October 1993, the Company entered into a lease agreement for a site located at the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops") that houses the Company's Las Vegas, Nevada ride facility. The lease agreement has a term of 10 years through July 2004, with an option to extend the term of the lease for one additional five-year period. The Forum Shops is a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel on the Las Vegas "Strip".

The Forum Shops recently commenced construction on an expansion program, which the Company believes has negatively impacted customer traffic and thus revenues at the Company's Las Vegas ride facility during 2003. The Company is in discussions with the management of the Forum Shops regarding this issue, but is currently unable to predict its ultimate resolution. As a result of such continuing discussions, the Company suspended the payment of rent on the Las Vegas ride facility (currently approximately $40,000 per month) during the three months ended June 30, 2003.

Closure of New Jersey Ride Facility:

During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. During the three months and six months ended June 30, 2002, the New Jersey ride facility generated revenues of $68,283 and $156,934 or 12.0% and 14.2% of consolidated revenues, respectively.

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

The concept of same day, half-price tickets is a successful, well-established institution in New York City's Times Square. Based on initial results, and subject to the resolution of the litigation described below, the Company believes that the new business venture has the potential to make a significant contribution to the Company's financial results in the future.

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

Trial with respect to the Company's lawsuit against Entasis was held on May 7 through 9, 2003. No decision had been issued by the Clark County, Nevada District Court as of August 6, 2003. The Company does not believe that the resolution of this legal proceeding will have a negative impact on the Company's interest in Tickets2Nite, LLC, or on its consolidated results of operations or financial position.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment. At June 30, 2003, the net value of property and equipment was $400,511, which represented 51.4% of the Company's total assets. At December 31, 2002, the net value of property and equipment was $545,149, which represented 60.0% of the Company's total assets. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges at June 30, 2003 or December 31, 2002. However, if these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets at such time.

Investment in New Las Vegas Business Venture:

The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an

Operating Agreement, with the other 50% owned by Entasis, LLC, an independent third party. The new business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, in front of the MGM Grand Hotel. The Company's investment in the new Las Vegas business venture was $278,698 at June 30, 2003, representing 35.8% of the Company's total assets, and $197,934 at December 31, 2002, representing 22.5% of the Company's total assets.

Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates the recoverability of its investment in this business venture based on its current and prospective operating performance. If the Company determines that its investment in this business venture is not recoverable, it will be required to recognize a loss in such period.

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

Results of Operations:

Three Months Ended June 30, 2003 and 2002 -

Revenues. Revenues decreased by $113,695 or 20.0% to $455,728 in 2003, as compared to $569,423 in 2002. Included in revenues for the three months ended June 30, 2002 were revenues from the New Jersey ride facility, which was closed in late June 2002, of $68,283 or 12.0% of total revenues. As a result of construction at the Forum Shops, the Company believes that the Las Vegas ride facility accounted for most of the remaining decrease in revenues in 2003 as compared to 2002. Construction at the Forum Shops is scheduled to be completed in Fall 2004, at which time the Company expects that tourist traffic, and thus revenues, at the Company's Las Vegas ride facility will increase.

Direct Costs of Revenues. Direct costs of revenues decreased by $83,857 or 23.8% to $269,130 in 2003, as compared to $352,987 in 2002, primarily as a result of decreased revenues. Direct costs of revenues were 59.1% of revenues in 2003, as compared to 62.0% of revenues in 2002.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $11,586 or 65.8% to $6,023 in 2003, as compared to $17,609 in 2002, primarily as a result of the Company's changing to a lower cost marketing program. Selling and marketing expenses were 1.3% of revenues in 2003, as compared to 3.1% of revenues in 2002.

General and Administrative Expenses. General and administrative expenses increased by $109,790 or 29.1% to $487,212 in 2003, as compared to $377,422 in
2002. Included in general and administrative expenses in 2003 and 2002 was stock-based compensation of $130,117 and $74,193, respectively, including $0 and $37,693 to officers and directors, respectively. Excluding such stock-based compensation, general and administrative expenses increased by $53,866 or 17.8% in 2003 as compared to 2002, primarily as a result of higher professional fees related to ongoing legal proceedings.

Depreciation and Amortization. Depreciation and amortization decreased by $15,910 or 19.4% to $66,137 in 2003, as compared to $82,047 in 2002, primarily as a result of the retirement of certain property and equipment.

Costs Related to New Las Vegas Business Venture. The Company incurred certain costs with respect to the development of its new Las Vegas business venture of $631 in 2003, as compared to $17,309 in 2002.

Costs Related to Closure of New Jersey Ride Facility. During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off fixed assets related to such ride facility and incurred certain other direct and immediate costs related to such closure aggregating $119,023, which were charged to operations effective June 30, 2002.

Costs Related to Closure of D&B Ride Facility. Effective February 15, 2003, the joint venture agreement with Dave & Buster's, Inc. was formally terminated and ceased operations. The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, the Company wrote-off certain fixed assets related to such ride facility and certain direct costs related to such closure at December 31, 2002. During the three months ended June 30, 2003, the Company recorded $(1,110) with respect to the termination of this joint venture.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $372,295 for the three months ended June 30, 2003, as compared to a loss from operations of $396,974 for the three months ended June 30, 2002.

Interest Expense. Interest expense increased by $1,356 or 3.4% to $40,993 in 2003, as compared to $39,637 in 2002.

Interest Income.  Interest income was $2 in 2003, as compared to $11 in 2002.

Equity in Net Income of Joint Venture - D&B. Equity in net income of joint venture - D&B was $1,693 in 2002. There was no equity in net income (loss) of joint venture - D&B in 2003, as the operations of the joint venture were terminated in February 2003.

Equity in Net Income of Joint Venture - Tickets2Nite. Equity in net income of joint venture - Tickets2Nite was $60,173 in 2003. There was no equity in net income (loss) of joint venture - Tickets2Nite in 2002, as the joint venture did not begin operations until November 2002.

Other Income. Other income was $16,649 in 2002. There was no other income in 2003.

Net Loss. Net loss was $353,113 the three months ended June 30, 2003, as compared to a net loss of $418,258 for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 and 2002 -

Revenues. Revenues decreased by $244,770 or 22.2% to $859,115 in 2003, as compared to $1,103,885 in 2002. Included in revenues for the six months ended June 30, 2002 were revenues from the New Jersey ride facility, which was closed in late June 2002, of $156,934 or 14.2% of total revenues. As a result of construction at the Forum Shops, the Company believes that the Las Vegas ride facility accounted for most of the remaining decrease in revenues in 2003 as compared to 2002. Construction at the Forum Shops is scheduled to be completed in Fall 2004, at which time the Company expects that tourist traffic, and thus revenues, at the Company's Las Vegas ride facility will increase.

Direct Costs of Revenues. Direct costs of revenues decreased by $117,710 or 17.5% to $555,280 in 2003, as compared to $672,990 in 2002, primarily as a result of decreased revenues. Direct costs of revenues were 64.6% of revenues in 2003, as compared to 61.0% of revenues in 2002.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $19,306 or 53.7% to $16,647 in 2003, as compared to $35,953 in 2002, primarily as a result of the Company's changing to a lower cost marketing program. Selling and marketing expenses were 1.9% of revenues in 2003, as compared to 3.3% of revenues in 2002.

General and Administrative Expenses. General and administrative expenses increased by $82,365 or 10.2% to $887,669 in 2003, as compared to $805,304 in
2002. Included in general and administrative expenses in 2003 and 2002 was stock-based compensation of $244,399 and $257,756, respectively, including $5,115 and $120,756 to officers and directors, respectively. Excluding such stock-based compensation, general and administrative expenses increased by $95,722 or 17.5% in 2003 as compared to 2002, primarily as a result of higher professional fees related to ongoing legal proceedings.

Depreciation and Amortization. Depreciation and amortization decreased by $25,468 or 14.7% to $147,644 in 2003, as compared to $173,112 in 2002, primarily as a result of the retirement of certain property and equipment.

Costs Related to New Las Vegas Business Venture. The Company incurred certain costs with respect to the development of its new Las Vegas business venture of $19,980 in 2003, as compared to $28,523 in 2002. Included in such costs in 2003 was $16,500 of stock-based costs resulting from the issuance of common stock.

Costs Related to Closure of New Jersey Ride Facility. During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off fixed assets related to such ride facility and incurred certain other direct and immediate costs related to such closure aggregating $119,023, which were charged to operations effective June 30, 2002.

Costs Related to Closure of D&B Ride Facility. Effective February 15, 2003, the joint venture agreement with Dave & Buster's, Inc. was formally terminated and ceased operations. The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, the Company wrote-off certain fixed assets related to such ride facility and certain direct costs related to such closure at December 31, 2002. During the six months ended June 30, 2003, the Company recorded $20,461 with respect to the termination of this joint venture.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $788,566 for the six months ended June 30, 2003, as compared to a loss from operations of $731,020 for the six months ended June 30, 2002.

Interest Expense. Interest expense decreased by $8,453 or 9.9% to $76,996 in 2003, as compared to $85,449 in 2002, primarily as a result of a decrease in the principal balance of interest-bearing obligations.

Interest Income.  Interest income was $7 in 2003, as compared to $33 in 2002.

Equity in Net Income of Joint Venture - D&B. Equity in net income of joint venture - D&B was $18,303 in 2002. There was no equity in net income (loss) of joint venture - D&B in 2003, as the operations of the joint venture were terminated in February 2003.

Equity in Net Income of Joint Venture - Tickets2Nite. Equity in net income of joint venture - Tickets2Nite was $97,694 in 2003. There was no equity in net income (loss) of joint venture - Tickets2Nite in 2002, as the joint venture did not begin operations until November 2002.

Other Income. Other income was $16,649 in 2002. There was no other income in 2003.

Net Loss. Net loss was $767,861 the six months ended June 30, 2003, as compared to a net loss of $781,484 for the six months ended June 30, 2002.

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

The Company accounts for this investment under the equity method of accounting, since it does not have majority voting control of Tickets2Nite, LLC. Accordingly, the Company recorded $60,173 and $97,694 as its proportionate share of net income for the three months and six months ended June 30, 2003, respectively. The Company's investment in this business venture was $278,698 and $197,934 at June 30, 2003 and December 31, 2002, respectively.

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

As of June 30, 2003, the new business venture did not have any capital expenditure commitments outstanding.

Condensed unaudited financial information with respect to this business venture is presented below.


                                Tickets2Nite, LLC
                           Balance Sheets (Unaudited)
                       June 30, 2003 and December 31, 2002


                                            June 30,       December 31,
                                              2003            2002
                                           ---------       ------------

Current assets                             $ 380,053        $ 132,904
Property and equipment, net                  285,173          315,013
Other assets                                 200,000          225,000
                                             -------          -------
  Total assets                             $ 865,226        $ 672,917
                                             =======          =======

Current liabilities                        $ 157,866        $  99,466
Long-term liabilities                         79,630          118,241
Capital                                      627,730          455,210
                                             -------          -------
  Total liabilities and capital            $ 865,226        $ 672,917
                                             =======          =======


                                Tickets2Nite, LLC
                       Statement of Operations (Unaudited)
                 Three Months and Six Months Ended June 30, 2003


                                         Three Months      Six Months
                                          Ended June       Ended June
                                           30, 2003         30, 2003
                                         ------------      ----------
Revenues                                  $1,250,931       $2,141,574
Cost of revenues                             970,317        1,665,410
                                           ---------        ---------
Gross margin                                 280,614          476,164
                                           ---------        ---------

Selling and marketing                         94,212          158,534
General and administrative                    47,134           83,232
Depreciation and amortization                 15,420           30,840
                                           ---------        ---------
Total costs and expenses                     156,766          272,606
                                           ---------        ---------

Income from operations                       123,848          203,558
Interest expense                               3,502            8,170
                                           ---------        ---------
Net income                                 $ 120,346       $  195,388
                                           =========        =========


Liquidity and Capital Resources - June 30, 2003:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its securities to provide the resources necessary to develop its ride facilities, operate its business and invest in its new Las Vegas business venture. During the six months ended June 30, 2003 and the year ended December 31, 2002, the Company raised $47,500 and $628,750, respectively, of new capital through the sale of its securities. The Company is continuing its efforts to raise new capital during the remainder of 2003. The Company also borrowed an aggregate of $80,000 from its Chief Executive Officer during late 2002 and early 2003.

The Company's limited cash and working capital resources, and the uncertainty with respect to the Company's ability to fund its operations, have raised substantial doubt about the Company's ability to continue as a going concern (see "Going Concern" above).

Operating Activities. The Company's operations utilized cash of $115,714 during the six months ended June 30, 2003, as compared to $334,944 during the six months ended June 30, 2002. The decrease in cash utilized in operations in 2003 as compared to 2002 was primarily a result of a decrease in cash used to reduce accounts payable and accrued expenses.

At June 30, 2003, cash had decreased by $39,266 to $22,628, as compared to $61,894 at December 31, 2002.

The Company had a working capital deficit of $1,586,053 at June 30, 2003, as compared to a working capital deficit of $1,188,800 at December 31, 2002. At June 30, 2003 and December 31, 2002, the Company's note payable to its primary secured lender was classified as a current liability (see "Transactions with Primary Secured Lender" below).

Investing Activities. Net cash provided by investing activities was $40,791 for the six months ended June 30, 2003, as compared to $163 for the six months ended June 30, 2002. During the six months ended June 30, 2003 and 2002, the Company received dividends from the Dave & Buster's, Inc. joint venture of $23,861 and

$38,094, respectively. During the six months ended June 30, 2003, the Company received net reimbursements from its Tickets2Nite business venture of $16,930 (see "Tickets2Nite Business Venture" above). During the six months ended June 30, 2002, the Company purchased $37,931 of property and equipment.

Financing Activities. Net cash provided by financing activities was $35,657 for the six months ended June 30, 2003, as compared to $501,111 for the six months ended June 30, 2002. During the six months ended June 30, 2003 and 2002, the Company made payments on notes payable of $11,796 and $26,009, respectively, and the Company made principal payments on capital lease obligations of $15,047 and $30,380, respectively. During the six months ended June 30, 2003 and 2002, the Company raised $47,500 and $557,500 of new capital through the sale of its equity securities, respectively. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

During the six months ended June 30, 2003, the Company's Chief Executive Officer made short-term advances to the Company aggregating $15,000 for working capital purposes. Such advances are unsecured, interest-free and due on demand. As of June 30, 2003, advances from the Company's Chief Executive Officer aggregated $80,000. There can be no assurances that the Chief Executive Officer will provide additional loans to the Company.

Transactions with Primary Secured Lender:

On December 31, 1996, the Company completed a financing agreement aggregating $1,527,027 with Finova Technology Finance, Inc., bearing interest at 16.75% per annum, which was structured as a sale leaseback transaction of certain equipment owned by the Company. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. As a result of reduced cash flows generated by operations during the year ended December 31, 2000, the Company was in default in its obligations to the lender at December 31, 2000.

Effective June 25, 2001, the Company and the lender executed a Second Modification Agreement and Waiver of Defaults and effective April 17, 2002, the Company and the lender executed a Third Modification Agreement and Waiver of Defaults.

Required monthly payments on the loan were in arrears at December 31, 2001 and subsequent to December 31, 2002. The loan was due in full on March 1, 2002, but the Company did not make this balloon payment.

During November 2002, the Company entered into an agreement with the lender to settle this obligation for a cash payment of $200,000, of which $50,000 was paid in November 2002, and $150,000 was to be paid by January 20, 2003. The $150,000 payment has not been made to date. The Company is continuing negotiations with the lender.

The $50,000 advance payment was applied to reduce the loan balance at December 31, 2002. The Company has not made any payments on this loan subsequent to December 31, 2002, and has accrued interest with respect to this loan of $60,622 at June 30, 2003.

Recent Accounting Pronouncements:

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Agreement with Financial Advisory Firm:

Effective as of January 3, 2002, the Company entered into a two-year agreement with a financial advisory firm, Gang Consulting Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock.

During the three months ended June 30, 2003, the Company issued 75,000 shares of common stock to such firm with an aggregate fair market value of $32,250.

Transactions during the Three Months Ended June 30, 2003:

During May 2003, the Company issued 10,000 shares of common stock to its legal counsel for legal services with an aggregate value of $5,000.

During May 2003, the Company issued 20,000 shares of common stock to its insurance agent for services rendered with an aggregate value of $10,200.

During the year ended December 31, 2002, the Company issued 2,515,000 warrants to investors in conjunction with the sale of its securities. During June 2003, the Company issued an additional 251,500 warrants to the purchasers of such securities (10% of the number of warrants originally issued), exercisable at $0.50 per share for a period of 30 months from the date of issuance of the original warrants, in lieu of the Company not registering such securities with the Securities and Exchange Commission.

The shares of common stock and warrants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On December 31, 1996, the Company completed a financing agreement aggregating $1,527,027 with Finova Technology Finance, Inc., bearing interest at 16.75% per annum, which was structured as a sale leaseback transaction of certain equipment owned by the Company. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00. As a result of reduced cash flows generated by operations during the year ended December 31, 2000, the Company was in default in its obligations to the lender at December 31, 2000.

Effective June 25, 2001, the Company and the lender executed a Second Modification Agreement and Waiver of Defaults and effective April 17, 2002, the Company and the lender executed a Third Modification Agreement and Waiver of Defaults.

Required monthly payments on the loan were in arrears at December 31, 2001 and subsequent to December 31, 2002. The loan was due in full on March 1, 2002, but the Company did not make this balloon payment.

During November 2002, the Company entered into an agreement with the lender to settle this obligation for a cash payment of $200,000, of which $50,000 was paid in November 2002, and $150,000 was to be paid by January 20, 2003. The $150,000 payment has not been made to date. The Company is continuing negotiations with the lender.

The $50,000 advance payment was applied to reduce the loan balance at December 31, 2002. The Company has not made any payments on this loan subsequent to December 31, 2002, and has accrued interest with respect to this loan of $60,622 at June 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

Three Months Ended June 30, 2003:  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  August 6, 2003            By:  ___________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

                                INDEX TO EXHIBITS



Exhibit
Number    Description of Document
------    -----------------------

 3.1      Certificate of Incorporation, as amended (1)(P)

 3.2      Bylaws of the Company (1)(P)

10.1 Operating Agreement of Tickets2Nite, LLC, a Nevada limited liability company, dated September 24, 2002 (2)

10.2      Form of Warrant Certificate (3)

31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002 (3)

32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002 (3)

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