Form 10QSB
period 2003-09-30
CINEMA RIDE INC
filed 2003-11-14
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2003, the Company had 6,179,725 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                          CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002

          Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2003 and 2002

          Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002

          Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Nine Ended September 30, 2003 and 2002

     Item 2. Management's Discussion and Analysis or Plan of Operation

     Item 3. Controls and Procedures


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Defaults Upon Senior Securities

     Item 6. Exhibits and Reports on Form 8-K


SIGNATURES


                       Cinema Ride, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                    September 30,    December 31,
                                        2003             2002
                                     -----------     ------------
                                   (Unaudited)
ASSETS

Current assets:
  Cash                              $    65,183       $   61,894
  Prepaid expenses and other
    current assets                       50,046           24,395
                                     ----------        ---------
Total current assets                    115,229           86,289
                                     ----------        ---------

Property and equipment:
  Office equipment and furniture        113,128          113,128
  Equipment under capital lease         100,014          100,014
  Leasehold improvements              1,115,103        1,115,103
  Theater and film equipment          1,658,035        1,658,329
                                     ----------        ---------
                                      2,986,280        2,986,574

  Less accumulated depreciation      (2,649,649)      (2,458,080)
                                     ----------        ---------
                                        336,631          528,494
                                     ----------        ---------

Other assets:
  Visual effects library, net of
    accumulated amortization of
    $1,092,771 and $1,076,116 at
    September 30, 2003 and December
    31, 2002, respectively                 -              16,655
  Investment in joint venture -
    D&B                                    -              23,861
  Investment in joint venture -
    Tickets2Nite                        388,486          197,934
  Deferred lease costs and other
    assets                               23,790           28,299
                                     ----------        ---------
                                        412,276          266,749
                                     ----------        ---------
Total assets                        $   864,136       $  881,532
                                     ==========        =========

                                   (continued)


                       Cinema Ride, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                    September 30,    December 31,
                                        2003             2002
                                     -----------     ------------
                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    expenses                        $   782,211      $   432,869
  Accrued officer's compensation         60,330             -
  Current portion of capital
    lease obligations                    41,446           37,243
  Current portion of notes
    payable                             739,537          739,977
  Loan payable, officer                  80,000           65,000
                                     ----------       ----------
Total current liabilities             1,703,524        1,275,089
                                     ----------       ----------

Non-current liabilities:
  Capital lease obligations,
    less current portion                 36,681           65,165
  Notes payable, less current
    portion                               9,706           18,973
  Deferred rent                          14,710           27,949
                                     ----------       ----------
                                         61,097          112,087
                                     ----------       ----------

Commitments and contingencies


Stockholders' deficiency:
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                            -                -
Common stock, $0.08 par value -
  Authorized - 20,000,000 shares
  Issued and Outstanding - 6,179,725
  shares and 5,620,775 shares at
  September 30, 2003 and
  December 31, 2002, respectively       494,378          449,662
Additional paid-in capital           10,831,716       10,696,416
Deferred compensation                   (82,666)        (330,666)
Accumulated deficit                 (12,143,913)     (11,321,056)
                                     ----------       ----------
Total stockholders' deficiency         (900,485)        (505,644)
                                     ----------       ----------
Total liabilities and
  stockholders' deficiency          $   864,136      $   881,532
                                     ==========       ==========



     See accompanying notes to condensed consolidated financial statements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                 Three Months Ended September 30,
                                 --------------------------------
                                        2003              2002
                                      ---------         ---------

Revenues                              $ 590,294         $ 701,697
                                        -------           -------

Costs and expenses:
  Direct costs of revenues              292,339           335,959
  Selling and marketing expenses          5,912            35,841
  General and administrative
    expenses, including
    stock-based compensation
    expense of $119,617 in 2003
    and $118,000 in 2002 ($0 in
    2003 and $12,633 in 2002 to
    officers and directors)             406,061           377,197
Depreciation and amortization            65,383            80,545
Costs related to Las Vegas
  business venture, including
  stock-based compensation
  costs of $41,300 in 2002                7,078            95,404
Costs related to closure of
  New Jersey ride facility              (60,000)           24,847
  Costs related to closure of
  D&B ride facility                      (1,043)             -
                                        -------           -------
  Total costs and expenses              715,730           949,793
                                        -------           -------

Loss from operations                   (125,436)         (248,096)
                                        -------           -------

Other income (expense):
  Equity in net loss of
    joint venture - D&B                    -                 (911)
  Equity in net income of
    joint venture -
    Tickets2Nite                        109,788              -
  Interest income                             3               295
  Interest expense                      (39,645)          (36,786)
  Other income                              294               717
                                        -------           -------
  Other income (expense), net            70,440           (36,685)
                                        -------           -------

Net loss                              $ (54,996)        $(284,781)
                                        =======           =======

Net loss per common share -
  basic and diluted                      $(0.01)           $(0.05)
                                           ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                   6,127,225         5,235,633
                                      =========         =========



     See accompanying notes to condensed consolidated financial statements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                  Nine Months Ended September 30,
                                  -------------------------------
                                         2003              2002
                                      ---------         ---------

Revenues                             $1,449,409       $ 1,805,582
                                      ---------         ---------
Costs and expenses:
  Direct costs of revenues              847,619         1,008,949
  Selling and marketing expenses         22,559            71,794
  General and administrative
    expenses, including
    stock-based compensation
    expense of $364,016 in 2003
    and $375,756 in 2002 ($11,615
    in 2003 and $133,389 in 2002
    to officers and directors)        1,293,730         1,182,994
  Depreciation and amortization         213,027           253,657
  Costs related to Las Vegas
    business venture, including
    stock-based compensation
    costs of $16,500 in 2003
    and $41,300 in 2002                  27,058           123,927
  Costs related to closure of
    New Jersey ride facility            (60,000)          143,377
  Costs related to closure of
    D&B ride facility                    19,418              -
                                      ---------         ---------
  Total costs and expenses            2,363,411         2,784,698
                                      ---------         ---------

Loss from operations                   (914,002)         (979,116)
                                      ---------         ---------

Other income (expense):
  Equity in net income of
    joint venture - D&B                    -               17,392
  Equity in net income of
    joint venture -
    Tickets2Nite                        207,482              -
  Interest income                            10               328
  Interest expense                     (116,641)         (122,235)
  Other income                              294            17,366
                                      ---------         ---------
  Other income (expense), net            91,145           (87,149)
                                      ---------         ---------

Net loss                             $ (822,857)      $(1,066,265)
                                      =========         =========

Net loss per common share -
  basic and diluted                      $(0.14)           $(0.25)
                                           ====              ====

Weighted average common
  shares outstanding -
  basic and diluted                   5,962,733         4,204,819
                                      =========         =========


     See accompanying notes to condensed consolidated financial statements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                        Nine Months Ended September 30,
                                        -------------------------------
                                             2003            2002
                                           ---------       ---------
Cash flows from operating activities:
Net loss                                   $(822,857)    $(1,066,265)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization              213,027         253,657
  Common stock and warrants issued
    for services                             132,516         417,056
  Closure costs of New Jersey ride
    facility                                 (60,000)        118,530
  Other income                                  (294)        (16,649)
  Amortization of deferred
    compensation                             248,000            -
  Equity in net income of joint
    venture - D&B                               -            (17,392)
  Equity in net income of joint
    venture - Tickets2Nite                  (207,482)           -
  Amortization of consulting
    agreement                                   -              7,803
  Amortization of deferred
    financing costs                             -             19,574
  Changes in operating assets and
    liabilities:
    Increase in:
      Prepaid expenses and other
        current assets                       (25,651)         (3,314)
    Increase (decrease) in:
      Accounts payable and
        accrued expenses                     417,255         (89,965)
      Accrued officer's
        compensation                          60,330            -
      Deferred rent                          (13,239)        (13,239)
                                             -------         -------
Net cash used in operating
  activities                                 (58,395)       (390,204)
                                             -------         -------


                                   (continued)


                       Cinema Ride, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                         Nine Months Ended September 30,
                                         ------------------------------
                                              2003            2002
                                           ---------       ---------
Cash flows from investing activities:
  Dividends received from joint
    venture - D&B                          $  23,861     $    49,503
  Sale of property and equipment                 294             808
  Reimbursements received from joint
    venture, net - Tickets2Nite               16,930            -
  Purchase of property and equipment            -            (65,693)
                                             -------         -------
Net cash provided by (used in)
  investing activities                        41,085         (15,382)
                                             -------         -------

Cash flows from financing activities:
  Principal payments on notes payable        (17,620)        (67,483)
  Principal payments on capital
    lease obligations                        (24,281)        (29,817)
  Sale of equity securities                   47,500         582,500
  Loan from officer                           15,000            -
                                             -------         -------
Net cash provided by financing
  activities                                  20,599         485,200
                                             -------         -------

Cash:
  Net increase                                 3,289          79,614
  At beginning of period                      61,894          66,856
                                             -------         -------
  At end of period                         $  65,183     $   146,470
                                             =======         =======

     See accompanying notes to condensed consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2003 and 2002


1.   Organization and Basis of Presentation

Basis of Presentation - The condensed consolidated financial statements include the operations of Cinema Ride, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. The consolidated balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

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

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues, recurring operating losses and diminishing liquidity, and had a substantial working capital deficiency of $1,588,295 and $1,188,800 at September 30, 2003 and December 31, 2002, respectively. The Company also had a stockholders' deficiency of $900,485 and $505,644 at September 30, 2003 and December 31, 2002,
respectively. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to restructure its debt obligations to reduce the burden on its operating cash flows. The Company currently has limited cash resources, substantial accounts payable and accrued liabilities, and insufficient operating cash flows to fund continuing operations. During late 2002 and early 2003, the Company borrowed an aggregate of $80,000 from its Chief Executive Officer to fund operations, although there can be no assurances that the Chief Executive Officer will provide additional loans to the Company. To the extent that the Company is unable to successfully restructure its debt obligations and/or obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2003, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 4,904,197 shares and 2,400,697 shares of common stock, respectively.

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

For the three months ended September 30, 2003 and 2002, the Company would have recorded $31,194 and $31,194 as additional compensation expense, resulting in a net loss of $(86,190) and $(315,975), respectively, and a net loss per common share of $(0.01) and $(0.06), respectively.

For the nine months ended September 30, 2003 and 2002, the Company would have recorded $93,582 and $93,582 as additional compensation expense, resulting in a net loss of $(916,439) and $(1,159,847), respectively, and a net loss per common share of $(0.15) and $(0.28), respectively.


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

The $50,000 advance payment was applied to reduce the loan balance at December 31, 2002. The Company has not made any payments on this loan subsequent to December 31, 2002. At September 30, 2003, principal and accrued interest payable with respect to this loan were $716,242 and $92,831, respectively.


3.   Legal Proceedings

During the nine months ended September 30, 2003, the Company was involved in the following legal proceedings:

(a) The Company's former Chief Financial Officer, Toufic R. Bassil, asserted claims against the Company for breach of his employment agreement and his wrongful termination as an officer of the Company without cause effective March 1, 1999. These claims were being asserted pursuant to a binding arbitration proceeding through the American Arbitration Association. During November 2003, the Company settled this matter. Adequate provision has been made in the consolidated financial statements at September 30, 2003 for the Company's obligations with respect to this settlement.

(b) In late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. During July 2002, the Company and its wholly-owned subsidiary, Cinema Ride Times Square, Inc., were named as defendants in a lawsuit initiated by the landlord of the Company's former New Jersey ride facility, Elizabeth Metromall, LLC, in the Superior Court of New Jersey, as a result of the contractual relationship between the landlord and the Company. During August 2003, this lawsuit was settled without any significant cost to the Company (see Note 8).

(c) The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party owned by Hal Kolker ("Kolker"). The business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip. The Operating Agreement specifies that the Company will oversee the day-to-day operations of the new business venture.

On December 24, 2002, the Company filed a lawsuit against Entasis and Kolker in the Clark County, Nevada District Court (the "Court"). The lawsuit related to matters concerning the management and funding of the new business venture. Entasis and Kolker funded only $95,000 of its $200,000 equity commitment, and were impermissibly interfering with the operations of the new business venture.

On February 27, 2003, the Court granted the Company's motion for a Preliminary Injunction against Entasis and Kolker relating to the operations of the business. The Preliminary Injunction prevented Entasis and Kolker from interfering with the day-to-day operations of the Tickets2Nite business or having anything to do with Tickets2Nite's banking.

Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court found that the Tickets2Nite, LLC Operating Agreement was valid, clear unambiguous; that although Entasis and Kolker asserted many defenses to the validity of the Operating Agreement, they were without merit; and that Entasis and Kolker breached the Operating Agreement by not funding his portion of the capital contribution. Furthermore, with regard to Entasis and Kolker's counterclaims, the Court found for the Company on all counts.

The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved. The Court has appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

The Company filed a Motion to Amend Decision and Order, requesting that the Court either expel Entasis and Kolker from Tickets2Nite, LLC or reduce his percentage interest commensurate with his capital contribution. The Court heard this Motion on October 15, 2003, and upheld its previous decision ordering the dissolution of Tickets2Nite, LLC.

The Company is currently evaluating the impact of the Court's order to dissolve Tickets2Nite, LLC, and is considering various alternative courses of action. No actions have yet been taken to dissolve Tickets2Nite, LLC. Should Tickets2Nite, LLC ultimately be dissolved, the sub-lease agreement and marketing sponsorship agreement with The Coca-Cola Company may not continue. In such event, unless the Company was able to replace such agreements with new agreements with The Coca-Cola Company, approximately $228,000 of leasehold improvements and deferred marketing costs would be considered impaired and thus would be charged to operations by Tickets2Nite, LLC. Although the Company currently believes that it will be able to restructure and continue the operations of the Tickets2Nite business under a different trade name, if necessary, and at a different location in Las Vegas, there can be no assurances that such a development will not have a material adverse impact on the Company's consolidated financial statements (see
Note 7).

(d) The Company's Las Vegas ride facility is located at the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"). The Forum Shops is a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel on the Las Vegas "Strip". The Las Vegas ride facility is one of two ride facilities currently operated by the Company and provides approximately 93% of the Company's consolidated revenues, and is the Company's primary source of cash flow.

The Forum Shops recently commenced construction on an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believes has negatively impacted customer traffic and thus revenues at this ride facility during 2003. The Company has been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility (currently approximately $40,000 per month) during mid 2003. At September 30, 2003, the Company had accrued $238,530 for unpaid rent on the Las Vegas ride facility.

During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. The Company believes it has meritorious claims against the Forum Shops, and intends to file counter-claims and to vigorously defend itself against this lawsuit. As this litigation is in its initial stages, the Company is currently unable to predict its ultimate resolution. However, should the Company not prevail in this litigation, the Company's consolidated financial statements may be materially adversely effected.

4.   Loan Payable, Officer

During the nine months ended September 30, 2003, the Company's Chief Executive Officer made short-term advances to the Company aggregating $15,000 for working capital purposes. Such advances are unsecured, interest-free and due on demand. As of September 30, 2003, advances from the Company's Chief Executive Officer aggregated $80,000 (see Note 10).


5.   Capital Stock Transactions

Agreement with Financial Advisory Firm:

Effective as of January 3, 2002, the Company entered into a two-year agreement with a financial advisory firm, Gang Consulting Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock.

During the three months and nine months ended September 30, 2002, the Company issued 50,000 shares and 200,000 shares of common stock to such firm, respectively. The aggregate fair market value of such shares of $18,500 and $79,750 was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2002, respectively. The Company also paid $10,000 to such firm during the three months and nine months ended September 30, 2002.

During the three months and nine months ended September 30, 2003, the Company issued 75,000 shares and 200,000 shares of common stock to such firm, respectively. The aggregate fair market value of such shares of $25,250 and $84,000 was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2003, respectively.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per share. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option pricing model as $496,000, and is being charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. For the three months and nine months ended September 30, 2002, $82,667 was charged to operations as general and administrative expense with respect to the amortization of such warrants. For the three months and nine months ended September 30, 2003, $82,667 and $248,000 was charged to operations as general and administrative expense with respect to the amortization of such warrants, respectively.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to pay a finder's fee to such firm with respect to the private placement of its equity securities by issuing shares of common stock equivalent to 3% of the total equity capital raised, calculated at $0.50 per share. During the three months and nine months ended September 30, 2002, the Company issued 17,910 and 35,910 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amounts $1,433 and $2,873, respectively) and charged to additional paid-in capital. During the nine months ended September 30, 2003, the Company issued 2,850 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $228) and charged to additional paid-in capital.

Three Months and Nine Months Ended September 30, 2002:

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

During the three months and nine months ended September 30, 2002, the Company issued 5,000 shares and 116,500 shares of common stock to its Chief Executive Officer. The shares were issued as a bonus pursuant to a provision of the Chief Executive Officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement. The aggregate fair market value of $1,800 and $53,973 was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2002, respectively.

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

On September 27, 2002, the Company issued 10,000 shares of common stock to acquire certain office equipment. The fair market value of the common stock was $4,200, which was recorded as office equipment and furniture at September 30, 2002.

In conjunction with the formation and development of the Company's Las Vegas business venture (see Note 7), the Company issued shares of common stock and common stock purchase warrants as described below.

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

Three Months and Nine Months Ended September 30, 2003:

During the nine months ended September 30, 2003, the Company sold 190,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $47,500 of equity capital. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 18 months from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

During the nine months ended September 30, 2003, the Company issued 9,500 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $5,116, which was charged to operations as general and administrative expense. The shares were issued pursuant to a bonus provision of such officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement.

During the nine months ended September 30, 2003, the Company issued 16,600 shares of common stock to two consultants for capital raising services, which were recorded at par value of $0.08 per share (aggregate amount $1,328) and charged to additional paid-in capital.

During the nine months ended September 30, 2003, the Company issued 30,000 shares of common stock to two consultants for consulting services rendered with respect to the Company's new Las Vegas business venture. The aggregate value of such securities was $16,500, which was charged to operations during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company issued 10,000 shares of common stock to its legal counsel for legal services with an aggregate value of $5,000, which was charged to operations as general and administrative expense during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company issued 20,000 shares of common stock to its insurance agent for services rendered with an aggregate value of $10,200, which was charged to operations as general and administrative expense during the nine months ended September 30, 2003.

During June 2003, the Company issued an additional 251,500 warrants to the purchasers of the Company's securities during the year ended December 31, 2002, equivalent to 10% of the number of warrants originally issued. During the year ended December 31, 2002, the Company issued 2,515,000 warrants to investors in conjunction with the sale of its securities. The warrants are exercisable at $0.50 per share for a period of 30 months from the date of issuance of the original warrants, in lieu of the Company not registering such securities with the Securities and Exchange Commission.

During July 2003, the Company issued 90,000 shares of common stock to certain of its employees (including 50,000 shares to the Company's Vice President of Operations) for services rendered with an aggregate value of $11,700, which was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2003.

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

The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, the Company wrote-off certain fixed assets related to such ride facility and certain direct costs related to such closure at December 31, 2002. During the three months and nine months ended September 30, 2003, the Company recorded $(1,043) and $19,418 with respect to the termination of this joint venture, respectively.


7. Investment in Joint Venture - Tickets2Nite, LLC

The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party. The business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, pursuant to a sub-lease through July 31, 2007. The Operating Agreement specifies that the Company oversees the day-to-day operations of the new business venture. The Coca-Cola Company has entered into a Marketing Sponsorship Agreement with Tickets2Nite, LLC, beginning July 1, 2002 and ending June 30, 2007, as a result of which the operations of the new business venture are being marketed as "Coca-Cola Tickets2Nite".

The Company accounts for this investment under the equity method of accounting, since it does not have majority voting control of Tickets2Nite, LLC. Accordingly, the Company recorded $109,788 and $207,482 as its proportionate share of net income for the three months ended and nine months ended September 30, 2003, respectively. The value of the Company's investment in this business venture was $388,486 and $197,934 at September 30, 2003 and December 31, 2002, respectively.

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

Tickets2Nite, LLC did not have any capital expenditure commitments outstanding at September 30, 2003.

Litigation with respect to Tickets2Nite, LLC is described at Note 3(c).

Condensed unaudited financial information with respect to this business venture is presented below.


                                Tickets2Nite, LLC
                                 Balance Sheets
                    September 30, 2003 and December 31, 2002

                                         September 30,     December 31,
                                              2003            2002
                                           ---------       ------------
                                          (Unaudited)

Current assets                           $   653,680        $ 132,904
Property and equipment, net                  269,753          315,013
Other assets                                 192,500          225,000
                                           ---------          -------
  Total assets                           $ 1,115,933        $ 672,917
                                           =========          =======

Current liabilities                      $   196,316        $  99,466
Long-term liabilities                         72,312          118,241
Capital                                      847,305          455,210
                                           ---------          -------
  Total liabilities and capital          $ 1,115,933        $ 672,917
                                           =========          =======



                                Tickets2Nite, LLC
                       Statement of Operations (Unaudited)
              Three Months and Nine Months Ended September 30, 2003

                                            Three            Nine
                                            Months           Months
                                            Ended            Ended
                                          September         September
                                          30, 2003          30, 2003
                                          ----------       ----------
Revenues                                  $1,699,028       $3,840,602
Cost of revenues                           1,304,231        2,969,641
                                           ---------        ---------
Gross margin                                 394,797          870,961
                                           ---------        ---------

Selling and marketing                        106,241          264,775
General and administrative                    49,938          133,170
Depreciation and amortization                 15,420           46,260
                                           ---------        ---------
Total costs and expenses                     171,599          444,205
                                           ---------        ---------

Income from operations                       223,198          426,756
Interest expense                               3,623           11,793
                                           ---------        ---------
Net income                                $  219,575       $  414,963
                                           =========        =========



8.   Closure of New Jersey Ride Facility

During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off fixed assets related to such ride facility and incurred certain other direct and immediate costs related to such closure aggregating $24,847 and $143,377, which were charged to operations during the three months and nine months ended September 30, 2002. Included in the $143,377 of costs for the nine months ended September 30, 2002 were non-cash costs of $118,530. As a result of the settlement of the litigation with respect to the close of the New Jersey ride facility in August 2003, the Company recorded a non-cash reduction of previously accrued costs of $60,000 during the three months ended September 30, 2003.

During the nine months ended September 30, 2002, the New Jersey ride facility generated revenues of $156,934 or 8.7% of consolidated revenues.

Litigation with respect to the closure of the New Jersey ride facility is described at Note 3(b).


9.   Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 did not have a significant effect on the Company's financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adoption of SFAS No. 146 did not have a significant effect on the Company's financial statement presentation or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.


10.  Subsequent Events

On October 10, 2003, the Company issued 1,400,000 shares of common stock as repayment of obligations aggregating $140,000 to the Company's Chief Executive Officer, consisting of a note payable of $80,000 and accrued compensation of $60,000, equivalent to $0.10 per share. The effective price of $0.10 per share was in excess of the fair market value of $0.01 per share on October 10, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The Company owns 50% of a business venture in Las Vegas, Nevada which commenced operations during November 2002. The business venture is operated under the name "Coca-Cola Tickets2Nite", and sells tickets to Las Vegas shows at 50% of the original box office price on the same day of the performance (see "Las Vegas Business Venture" below).

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

Going Concern:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced declining revenues, recurring operating losses and diminishing liquidity, and had a substantial working capital deficiency of $1,588,295 and $1,188,800 at September 30, 2003 and December 31, 2002, respectively. The Company also had a stockholders' deficiency of $900,485 and $505,644 at September 30, 2003 and December 31, 2002, respectively. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to restructure its debt obligations to reduce the burden on its operating cash flows. The Company currently has limited cash resources, substantial accounts payable and accrued liabilities, and insufficient operating cash flows to fund continuing operations. During late 2002 and early 2003, the Company borrowed an aggregate of $80,000 from its Chief Executive Officer to fund operations, although there can be no assurances that the Chief Executive Officer will provide additional loans to the Company. To the extent that the Company is unable to successfully restructure its debt obligations and/or obtain the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may consider a formal or informal restructuring or reorganization.

Las Vegas Ride Facility:

The Company's Las Vegas ride facility is located at the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"). The Forum Shops is a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel on the Las Vegas "Strip". The Las Vegas ride facility is one of two ride facilities currently operated by the Company and provides approximately 93% of the Company's consolidated revenues, and is the Company's primary source of cash flow.

The Forum Shops recently commenced construction on an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believes has negatively impacted customer traffic and thus revenues at this ride facility during 2003. The Company has been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility (currently approximately $40,000 per month) during mid 2003. At September 30, 2003, the Company had accrued $238,530 for unpaid rent on the Las Vegas ride facility.

During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. The Company believes it has meritorious claims against the Forum Shops, and intends to file counter-claims and to vigorously defend itself against this lawsuit. As this litigation is in its initial stages, the Company is currently unable to predict its ultimate resolution. However, should the Company not prevail in this litigation, the Company's consolidated financial statements may be materially adversely effected.

Closure of New Jersey Ride Facility:

During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. During July 2002, the Company and its wholly-owned subsidiary, Cinema Ride Times Square, Inc., were named as defendants in a lawsuit initiated by the landlord of the Company's former New Jersey ride facility, Elizabeth Metromall, LLC, in the Superior Court of New Jersey, as a result of the contractual relationship between the landlord and the Company. During August 2003, this lawsuit was settled without any significant cost to the Company.

During the nine months ended September 30, 2002, the New Jersey ride facility generated revenues of $156,934 or 8.7% of consolidated revenues.

Las Vegas Business Venture:

The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party owned by Hal Kolker ("Kolker"). The business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip, pursuant to a sub-lease through July 31, 2007. The Operating Agreement specifies that the Company oversees the day-to-day operations of the new business venture. The Coca-Cola Company has entered into a Marketing Sponsorship Agreement with Tickets2Nite, LLC, beginning July 1, 2002 and ending June 30, 2007, as a result of which the operations of the new business venture are being marketed as "Coca-Cola Tickets2Nite". As part of the Marketing Sponsorship Agreement, Tickets2Nite, LLC has granted The Coca-Cola

Company a warrant to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant is exercised, as determined by a mutually acceptable investment banking firm.

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

On December 24, 2002, the Company filed a lawsuit against Entasis and Kolker in the Clark County, Nevada District Court (the "Court"). The lawsuit related to matters concerning the management and funding of the new business venture. Entasis and Kolker funded only $95,000 of its $200,000 equity commitment, and was impermissibly interfering with the operations of the new business venture.

On February 27, 2003, the Court granted the Company's motion for a Preliminary Injunction against Entasis and Kolker relating to the operations of the business. The Preliminary Injunction prevented Entasis and Kolker from interfering with the day-to-day operations of the Tickets2Nite business or having anything to do with Tickets2Nite's banking.

Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court found that the Tickets2Nite, LLC Operating Agreement was valid, clear unambiguous; that although Entasis and Kolker asserted many defenses to the validity of the Operating Agreement, they were without merit; and that Entasis and Kolker breached the Operating Agreement by not funding his portion of the capital contribution. Furthermore, with regard to Entasis and Kolker's counterclaims, the Court found for the Company on all counts.

The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved. The Court has appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

The Company filed a Motion to Amend Decision and Order, requesting that the Court either expel Entasis and Kolker from Tickets2Nite, LLC or reduce his percentage interest commensurate with his capital contribution. The Court heard this Motion on October 15, 2003, and upheld its previous decision ordering the dissolution of Tickets2Nite, LLC.

The Company is currently evaluating the impact of the Court's order to dissolve Tickets2Nite, LLC, and is considering various alternative courses of action. No actions have yet been taken to dissolve Tickets2Nite, LLC. Should Tickets2Nite, LLC ultimately be dissolved, the sub-lease agreement and marketing sponsorship agreement with The Coca-Cola Company may not continue. In such event, unless the Company was able to replace such agreements with new agreements with The Coca-Cola Company, approximately $228,000 of leasehold improvements and deferred marketing costs would be considered impaired and thus would be charged to operations by Tickets2Nite, LLC. Although the Company currently believes that it will be able to restructure and continue the operations of the Tickets2Nite business under a different trade name and at a different location in Las Vegas, there can be no assurances that such a development will not have a material adverse impact on the Company's consolidated financial statements.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment. At September 30, 2003, the net value of property and equipment was $336,631, which represented 39.0% of the Company's total assets. At December 31, 2002, the net value of property and equipment was $528,494, which represented 60.0% of the Company's total assets. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. The Company did not record any impairment charges at September 30, 2003 or December 31, 2002. However, if these estimates or the related assumptions change in the future, or any of the litigation referred to above is resolved to the detriment of the Company, the Company may be required to record impairment charges for these assets at such time.

Investment in Las Vegas Business Venture:

The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC, an independent third party. The business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip. The Company's investment in the Las Vegas business venture was $388,486 at September 30, 2003, representing 45.0% of the Company's total assets, and $197,934 at December 31, 2002, representing 22.5% of the Company's total assets.

The Company is currently evaluating the impact of the Court's order to dissolve Tickets2Nite, LLC, and is considering various alternative courses of action. No actions have yet been taken to dissolve Tickets2Nite, LLC. Should Tickets2Nite, LLC ultimately be dissolved, the sub-lease agreement and marketing sponsorship agreement with The Coca-Cola Company may not continue. In such event, unless the Company was able to replace such agreements with new agreements with The Coca-Cola Company, approximately $228,000 of leasehold improvements and deferred marketing costs would be considered impaired and thus would be charged to operations by Tickets2Nite, LLC. Although the Company currently believes that it will be able to restructure and continue the operations of the Tickets2Nite business under a different trade name and at a different location in Las Vegas, there can be no assurances that such a development will not have a material adverse impact on the Company's consolidated financial statements.

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

Results of Operations:

Three Months Ended September 30, 2003 and 2002 -

Revenues. Revenues decreased by $111,403 or 15.8% to $590,294 in 2003, as compared to $701,697 in 2002. As a result of construction at the Forum Shops immediately adjacent to the Company's Las Vegas ride facility, the Las Vegas ride facility accounted for most of the decrease in revenues in 2003 as compared to 2002. Construction at the Forum Shops is scheduled to be completed in Fall 2004, at which time the Company expects that tourist traffic, and thus revenues, at the Company's Las Vegas ride facility will increase. The Las Vegas ride facility is one of two ride facilities currently operated by the Company and provides approximately 93% of the Company's consolidated revenues, and is the Company's primary source of cash flow (see "Las Vegas Ride Facility" above for information with respect to litigation with the Forum Shops that could effect the Company's ability to continue to operate this ride facility).

Direct Costs of Revenues. Direct costs of revenues decreased by $43,620 or 13.0% to $292,339 in 2003, as compared to $335,959 in 2002, primarily as a result of decreased revenues. Direct costs of revenues were 49.5% of revenues in 2003, as compared to 47.9% of revenues in 2002.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $29,929 or 83.5% to $5,912 in 2003, as compared to $35,841 in 2002, primarily as a result of the Company's changing to a lower cost marketing program. Selling and marketing expenses were 1.0% of revenues in 2003, as compared to 5.1% of revenues in 2002.

General and Administrative Expenses. General and administrative expenses increased by $28,864 or 7.7% to $406,061 in 2003, as compared to $377,197 in
2002. Included in general and administrative expenses in 2003 and 2002 was stock-based compensation of $119,617 and $118,000, respectively, including $0 and $12,633 to officers and directors, respectively. Excluding such stock-based compensation, general and administrative expenses increased by $27,247 or 10.5% in 2003 as compared to 2002, primarily as a result of higher attorney's fees related to ongoing legal proceedings.

Depreciation and Amortization. Depreciation and amortization decreased by $15,162 or 18.8% to $65,383 in 2003, as compared to $80,545 in 2002, primarily as a result of the retirement of certain property and equipment.

Costs Related to Las Vegas Business Venture. The Company incurred certain costs with respect to the development of its Las Vegas business venture of $7,078 in 2003, as compared to $95,404 in 2002. Included in such costs in 2002 was $41,300 of stock-based compensation costs.

Costs Related to Closure of New Jersey Ride Facility. During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off fixed assets related to such ride facility and incurred certain other direct and immediate costs related to such closure aggregating $24,847, which were charged to operations during the three months ended September 30, 2002. As a result of the settlement of the litigation with respect to the close of the New Jersey ride facility in August 2003, the Company recorded a non-cash reduction of previously accrued costs of $60,000 during the three months ended September 30, 2003.

Costs Related to Closure of D&B Ride Facility. Effective February 15, 2003, the joint venture agreement with Dave & Buster's, Inc. was formally terminated and ceased operations. The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, the Company wrote-off certain fixed assets related to such ride facility and certain direct costs related to such closure at December 31, 2002. During the three months ended September 30, 2003, the Company recorded a credit of $1,043 with respect to the termination of this joint venture.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $125,436 for the three months ended September 30, 2003, as compared to a loss from operations of $248,096 for the three months ended September 30, 2002.

Interest Expense. Interest expense increased by $2,859 or 7.8% to $39,645 in 2003, as compared to $36,786 in 2002.

Interest Income.  Interest income was $3 in 2003, as compared to $295 in 2002.

Equity in Net Loss of Joint Venture - D&B. Equity in net loss of joint venture - D&B was $911 in 2002. There was no equity in net income (loss) of joint venture
- D&B in 2003, as the operations of the joint venture were terminated in February 2003.

Equity in Net Income of Joint Venture - Tickets2Nite. Equity in net income of joint venture - Tickets2Nite was $109,788 in 2003. There was no equity in net income (loss) of joint venture - Tickets2Nite in 2002, as the joint venture did not begin operations until November 2002.

Other Income.  Other income was $294 in 2003, as compared to $717 in 2002.

Net Loss. Net loss was $54,996 the three months ended September 30, 2003, as compared to a net loss of $284,781 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and 2002 -

Revenues. Revenues decreased by $356,173 or 19.7% to $1,449,409 in 2003, as compared to $1,805,582 in 2002. Included in revenues for the nine months ended September 30, 2002 were revenues from the New Jersey ride facility, which was closed in late June 2002, of $156,934 or 8.7% of total revenues. As a result of construction at the Forum Shops immediately adjacent to the Company's Las Vegas ride facility, the Las Vegas ride facility accounted for most of the remaining decrease in revenues in 2003 as compared to 2002. Construction at the Forum Shops is scheduled to be completed in Fall 2004, at which time the Company expects that tourist traffic, and thus revenues, at the Company's Las Vegas ride facility will increase. The Las Vegas ride facility is one of two ride facilities currently operated by the Company and provides approximately 93% of the Company's consolidated revenues, and is the Company's primary source of cash flow (see "Las Vegas Ride Facility" above for information with respect to litigation with the Forum Shops that could effect the Company's ability to continue to operate this ride facility).

Direct Costs of Revenues. Direct costs of revenues decreased by $161,330 or 16.0% to $847,619 in 2003, as compared to $1,008,949 in 2002, primarily as a result of decreased revenues. Direct costs of revenues were 58.5% of revenues in 2003, as compared to 55.9% of revenues in 2002.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $49,235 or 68.6% to $22,559 in 2003, as compared to $71,794 in 2002, primarily as a result of the Company's changing to a lower cost marketing program. Selling and marketing expenses were 1.6% of revenues in 2003, as compared to 4.0% of revenues in 2002.

General and Administrative Expenses. General and administrative expenses increased by $110,736 or 9.4% to $1,293,730 in 2003, as compared to $1,182,994 in 2002. Included in general and administrative expenses in 2003 and 2002 was stock-based compensation of $364,016 and $375,756, respectively, including $11,615 and $133,389 to officers and directors, respectively. Excluding such stock-based compensation, general and administrative expenses increased by $122,476 or 15.2% in 2003 as compared to 2002, primarily as a result of higher attorney's fees related to ongoing legal proceedings.

Depreciation and Amortization. Depreciation and amortization decreased by $40,630 or 16.0% to $213,027 in 2003, as compared to $253,657 in 2002, primarily as a result of the retirement of certain property and equipment.

Costs Related to Las Vegas Business Venture. The Company incurred certain costs with respect to the development of its Las Vegas business venture of $27,058 in 2003, as compared to $123,927 in 2002. Included in such costs in 2003 and 2002 were $16,500 and $41,300 of stock-based compensation costs, respectively.

Costs Related to Closure of New Jersey Ride Facility. During late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. As a result, the Company wrote-off fixed assets related to such ride facility and incurred certain other direct and immediate costs related to such closure aggregating $143,377, which were charged to operations during the nine months ended September 30, 2002. As a result of the settlement of the litigation with respect to the close of the New Jersey ride facility in August 2003, the Company recorded a non-cash reduction of previously accrued costs of $60,000 during three months ended September 30, 2003.

Costs Related to Closure of D&B Ride Facility. Effective February 15, 2003, the joint venture agreement with Dave & Buster's, Inc. was formally terminated and ceased operations. The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, the Company wrote-off certain fixed assets related to such ride facility and certain direct costs related to such closure at December 31, 2002. During the nine months ended September 30, 2003, the Company recorded $19,418 with respect to the termination of this joint venture.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $914,002 for the nine months ended September 30, 2003, as compared to a loss from operations of $979,116 for the nine months ended September 30, 2002.

Interest Expense. Interest expense decreased by $5,594 or 4.6% to $116,641 in 2003, as compared to $122,235 in 2002, primarily as a result of a decrease in the principal balance of interest-bearing obligations.

Interest Income.  Interest income was $10 in 2003, as compared to $328 in 2002.

Equity in Net Income of Joint Venture - D&B. Equity in net income of joint venture - D&B was $17,392 in 2002. There was no equity in net income (loss) of joint venture - D&B in 2003, as the operations of the joint venture were terminated in February 2003.

Equity in Net Income of Joint Venture - Tickets2Nite. Equity in net income of joint venture - Tickets2Nite was $207,482 in 2003. There was no equity in net income (loss) of joint venture - Tickets2Nite in 2002, as the joint venture did not begin operations until November 2002.

Other Income.  Other income was $294 in 2003, as compared to $17,366 in 2002.

Net Loss. Net loss was $822,857 for the nine months ended September 30, 2003, as compared to a net loss of $1,066,265 for the nine months ended September 30, 2002.

Las Vegas Business Venture:

The Company owns 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company. The business venture, which commenced operations during November 2002, sells tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located adjacent to the giant Coca-Cola bottle on the Las Vegas Strip.

The Company accounts for this investment under the equity method of accounting, since it does not have majority voting control of Tickets2Nite, LLC. Accordingly, the Company recorded $109,788 and $207,482 as its proportionate share of net income for the three months and nine months ended September 30, 2003, respectively. The Company's investment in this business venture was $388,486 and $197,934 at September 30, 2003 and December 31, 2002, respectively.

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

Tickets2Nite, LLC did not have any capital expenditure commitments outstanding at September 30, 2003.

Litigation with respect to Tickets2Nite, LLC is described at "Las Vegas Business Venture.

Condensed unaudited financial information with respect to this business venture is presented below.

                                Tickets2Nite, LLC
                                 Balance Sheets
                    September 30, 2003 and December 31, 2002

                                         September 30,     December 31,
                                              2003            2002
                                           ---------       ------------
                                          (Unaudited)

Current assets                           $   653,680        $ 132,904
Property and equipment, net                  269,753          315,013
Other assets                                 192,500          225,000
                                           ---------          -------
  Total assets                           $ 1,115,933        $ 672,917
                                           =========          =======

Current liabilities                      $   196,316        $  99,466
Long-term liabilities                         72,312          118,241
Capital                                      847,305          455,210
                                           ---------          -------
  Total liabilities and capital          $ 1,115,933        $ 672,917
                                           =========          =======


                                Tickets2Nite, LLC
                       Statement of Operations (Unaudited)
                Three Months and Nine Months Ended September 30,
                                      2003
                                            Three            Nine
                                            Months           Months
                                            Ended            Ended
                                           September        September
                                            30, 2003         30, 2003
                                          ----------       ----------
Revenues                                  $1,699,028       $3,840,602
Cost of revenues                           1,304,231        2,969,641
                                           ---------        ---------
Gross margin                                 394,797          870,961
                                           ---------        ---------

Selling and marketing                        106,241          264,775
General and administrative                    49,938          133,170
Depreciation and amortization                 15,420           46,260
                                           ---------        ---------
Total costs and expenses                     171,599          444,205
                                           ---------        ---------

Income from operations                       223,198          426,756
Interest expense                               3,623           11,793
                                           ---------        ---------
Net income                                $  219,575       $  414,963
                                           =========        =========




Liquidity and Capital Resources - September 30, 2003:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its securities to provide the resources necessary to develop its ride facilities, operate its business and invest in its new Las Vegas business venture. During the nine months ended September 30, 2003 and the year ended December 31, 2002, the Company raised $47,500 and $628,750, respectively, of new capital through the sale of its securities. The Company is continuing its efforts to raise new capital during the remainder of 2003. The Company also borrowed an aggregate of $80,000 from its Chief Executive Officer during late 2002 and early 2003.

The Company's limited cash and working capital resources, and the uncertainty with respect to the Company's ability to fund its operations, have raised substantial doubt about the Company's ability to continue as a going concern (see "Going Concern" above).

Operating Activities. The Company's operations utilized cash of $58,395 during the nine months ended September 30, 2003, as compared to $390,204 during the nine months ended September 30, 2002. The decrease in cash utilized in operations in 2003 as compared to 2002 was primarily a result of an increase in accounts payable and accrued expenses in 2003, as compared to a decrease in accounts payable and accrued expenses in 2002.

At September 30, 2003, cash had increased by $3,289 to $65,183, as compared to $61,894 at December 31, 2002.

The Company had a working capital deficit of $1,588,295 at September 30, 2003, as compared to a working capital deficit of $1,188,800 at December 31, 2002. At September 30, 2003 and December 31, 2002, the Company's note payable to its primary secured lender was classified as a current liability (see "Transactions with Primary Secured Lender" below).

Investing Activities. Net cash provided by investing activities was $41,085 for the nine months ended September 30, 2003, as compared to utilizing cash of $15,382 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003 and 2002, the Company received dividends from the Dave & Buster's, Inc. joint venture of $23,861 and $49,503, respectively. During the nine months ended September 30, 2003, the Company received net reimbursements from its Tickets2Nite business venture of $16,930 (see "Las Vegas Business Venture" above). During the nine months ended September 30, 2002, the Company purchased $65,693 of property and equipment. During the nine months ended September 30, 2003 and 2002, the Company sold $294 and $808 of property and equipment.

Financing Activities. Net cash provided by financing activities was $20,599 for the nine months ended September 30, 2003, as compared to $485,200 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003 and 2002, the Company made principal payments on notes payable of $17,620 and $67,483, respectively, and the Company made principal payments on capital lease obligations of $24,281 and $29,817, respectively.

During the nine months ended September 30, 2003 and 2002, the Company raised $47,500 and $582,500 of new capital through the sale of its equity securities, respectively. The private placement offering consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2002, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

During the nine months ended September 30, 2003, the Company's Chief Executive Officer made short-term advances to the Company aggregating $15,000 for working capital purposes. Such advances are unsecured, interest-free and due on demand. As of September 30, 2003, advances from the Company's Chief Executive Officer aggregated $80,000. There can be no assurances that the Chief Executive Officer will provide additional loans to the Company.

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

The $50,000 advance payment was applied to reduce the loan balance at December 31, 2002. The Company has not made any payments on this loan subsequent to December 31, 2002. At September 30, 2003, principal and accrued interest payable with respect to this loan were $716,242 and $92,831, respectively.

Recent Accounting Pronouncements:

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 did not have a significant effect on the Company's financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adoption of SFAS No. 146 did not have a significant effect on the Company's financial statement presentation or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                              PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In late June 2002, the Company closed its New Jersey ride facility, as a result of unsatisfactory revenue production and a dispute with the landlord over expense increases. During July 2002, the Company and its wholly-owned subsidiary, Cinema Ride Times Square, Inc., were named as defendants in a lawsuit initiated by the landlord of the Company's former New Jersey ride facility, Elizabeth Metromall, LLC, in the Superior Court of New Jersey, as a result of the contractual relationship between the landlord and the Company. During August 2003, this lawsuit was settled without any significant cost to the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Agreement with Financial Advisory Firm:

Effective as of January 3, 2002, the Company entered into a two-year agreement with a financial advisory firm, Gang Consulting Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock.

During the three months ended September 30, 2003, the Company issued 75,000 shares of common stock to such firm with an aggregate fair market value of $25,250.

Transactions during the Three Months Ended September 30, 2003:

During July 2003, the Company issued 90,000 shares of common stock to certain of its employees (including 50,000 shares to the Company's Vice President of Operations) for services rendered with an aggregate value of $11,700.

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

The $50,000 advance payment was applied to reduce the loan balance at December 31, 2002. The Company has not made any payments on this loan subsequent to December 31, 2002. At September 30, 2003, principal and accrued interest payable with respect to this loan were $716,242 and $92,831, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

Three Months Ended September 30, 2003:  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  November 13, 2003          By:  ___________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

                                INDEX TO EXHIBITS



Exhibit
Number    Description of Document
------    -----------------------

3.1       Certificate of Incorporation, as amended (1)(P)

3.2       Bylaws of the Company (1)(P)

31        Certification pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002 (2)

32        Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002 (2)

----------------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, and incorporated herein by reference.

(2)  Filed herein.


(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Quarterly Report on Form 10-QSB.