Form 10KSB
period 2003-12-31
CINEMA RIDE INC
filed 2004-05-17
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the Fiscal Year Ended December 31, 2003

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

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues from continuing operations for the fiscal year ended December 31, 2003 were $0.

        The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of March 31, 2004 was $2,493,387.

        As of March 31, 2004, the issuer had 8,879,125 shares of common stock issued and outstanding.

        Transitional Small Business Disclosure Format:  Yes [ ]  No [x]

        Documents incorporated by reference:  None.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

        This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

        Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as well as other public reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. The Company is not obligated to update or revise any forward-looking statement contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 to reflect new events or circumstances unless to the extent required by applicable law.

                                TABLE OF CONTENTS

                                                                      Page

PART I

        ITEM 1.   DESCRIPTION OF BUSINESS.............................    1
        ITEM 2.   DESCRIPTION OF PROPERTY.............................    6
        ITEM 3.   LEGAL PROCEEDINGS...................................    7
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS....................................    8

PART II

        ITEM 5.   MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.........................    9
        ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATIONS...............................   13
        ITEM 7.   FINANCIAL STATEMENTS................................   24
        ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..............   24
        ITEM 8A.  CONTROLS AND PROCEDURES..............................  25

PART III

        ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT...................   26
        ITEM 10.  EXECUTIVE COMPENSATION...............................  28
        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...............................   33
        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......  35
        ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.....................  36
        ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...............  36


SIGNATURES

                                     PART I.


ITEM 1.   DESCRIPTION OF BUSINESS

Overview:

        Cinema Ride, Inc. (the "Company") was incorporated in Delaware in April 1993. Unless the context otherwise requires, references to the Company in this document refer to Cinema Ride, Inc. and its subsidiaries. Through December 31, 2003, the Company was in the business of developing and operating rides consisting of 3-D motion simulator attractions.

Termination of Ride Facilities:

        During the fiscal year ended December 31, 2003, the Company operated two ride facilities for the entire year, as well as one ride facility in a joint venture through February 15, 2003 (see "Dave & Buster's, Inc. Joint Venture" below). The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow.

        Since early 2003 the Forum Shops has been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believes negatively impacted customer traffic and thus revenues at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue and ceased making rent payments in mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. The Company believes it has meritorious claims against the Forum Shops, and has filed counter-claims and intends to vigorously defend itself against this lawsuit. As this litigation is in its initial stages, the Company is currently unable to predict its ultimate resolution.

        The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002.

        In part as a result of the cessation of revenues from the Las Vegas ride facility, the Company is in discussions with its primary secured lender regarding its approximately $716,000 debt obligation, which is currently in default.

Las Vegas Business Venture:

        The Company owned 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party owned by Hal Kolker ("Kolker"). The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The Operating Agreement specified that the Company would oversee the day-to-day operations of the business venture.

        The Coca-Cola Company had entered into a Marketing Sponsorship Agreement with Tickets2Nite, LLC, beginning July 1, 2002 and ending June 30, 2007, as a result of which the operations of the new business venture were being marketed as "Coca-Cola Tickets2Nite". As part of the Marketing Sponsorship Agreement, Tickets2Nite, LLC granted The Coca-Cola Company warrants (having a fair value of $250,000) to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant is exercised, as determined by a mutually acceptable investment banking firm. The fair value of the warrants was being amortized over the five-year term of the marketing sponsorship agreement.

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

        Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. Among other findings, the Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

        Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of a similar business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Management is currently evaluating the prospects for expansion of this business into other cities throughout the United States and Canada. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.


        As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. As a result of the dissolution, the Company received cash payments of $368,237 in early January 2004 and $60,912 in February 2004, and expects to receive a final cash payment of approximately of $33,000 in mid-2004, which will thus complete the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets with an aggregate net book value, net of related liabilities, of $120,999.

        On January 5, 2004, Tickets2Nite, Inc. filed a lawsuit against the Company and Tix4Tonight, LLC asserting that the Company has interfered with the dissolution of Tickets2Nite, LLC and the distribution of its assets. On February 13, 2004, the Company filed a response and counter-claim against Tickets2Nite, Inc. and Kolker denying the allegations in the lawsuit and asserting contractual interference and other improper actions by Kolker.

        The Company had filed an appeal of the Court's decision with the Nevada Supreme Court, requesting that the lower court be overturned due to its applying an incorrect method of dissolving the partnership. Additionally, the Company had requested that the Nevada Supreme Court grant payment of its legal fees as a result of the breach by Entasis of the Operating Agreement.

        Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

        As a result of the dissolution of Tickets2Nite, LLC, the sub-lease agreement and marketing sponsorship agreement with The Coca-Cola Company did not continue. Accordingly, deferred marketing costs of $175,000 were considered impaired and charged to operations by Tickets2Nite, LLC at December 31, 2003.

        The Company accounted for this investment under the equity method of accounting, since it did not have majority voting control of Tickets2Nite, LLC. Financial information with respect to the Company's investment in Tickets2Nite, LLC and its results of operations and financial position as of and for the periods ended December 31, 2002 and 2003 are provided at "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

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

        Although the joint venture agreement was not formally extended subsequent to its expiration, the operations of the joint venture continued on a month-to-month basis until February 15, 2003, when the joint venture ceased operations and was formally terminated. As a result, the Company wrote off certain fixed assets related to such ride facility and incurred certain direct costs related to such closure, resulting in a charge to operations of $246,122 at December 31, 2002. During the year ended December 31, 2003, the Company incurred an additional charge to operations of $19,418 with respect to the closing down of this ride facility.

Insurance:

        The Company maintains insurance coverage that it believes provides adequate coverage for all of its current operations. The Company also maintains $1,000,000 of "key-man" life insurance on the life of Mitchell J. Francis, its President and Chief Executive Officer, as to which the Company is the sole beneficiary.

Employees:

        As of March 31, 2004, the Company had three full-time employees at its corporate offices and thirteen employees at its Las Vegas operation. Employees at the Las Vegas operation consist of both full-time and part-time employees. The Company's employees are not represented by any unions. The Company believes that its relations with its employees are satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTY

Las Vegas Business:

        The Company currently leases a storefront facility for its Tix4Tonight business on the Las Vegas Strip. The lease is for a period of six months at $25,000 per month, and month-to-month thereafter. The facility is located at 3729 Las Vegas Boulevard South, Suite B, Las Vegas, Nevada 89109. The Company anticipates leasing additional space for its operations in Las Vegas in the near future.

Corporate Offices:

        The Company leases office space at 12001 Ventura Place, Suite 340, Studio City, California 91604 as its corporate headquarters. The lease is for a period of five years expiring June 2005, with an option to extend the term of the lease for one additional five-year period. The rent is currently $4,630 per month.


ITEM 3.   LEGAL PROCEEDINGS

        The following discussion discusses all known or anticipated material legal proceedings commenced by or against the Company, including its wholly-owned subsidiaries:

Las Vegas Ride Facility:

        The Company's Las Vegas ride facility was located at the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"). The Forum Shops is a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel on the Las Vegas "Strip". The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow.

        Since early 2003, the Forum Shops has been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believes negatively impacted customer traffic and thus revenues at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility (approximately $40,000 per month) during mid-2003. At December 31, 2003, the Company had accrued approximately $393,000 for unpaid rent on the Las Vegas ride facility.

        During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. The Company believes it has meritorious claims against the Forum Shops, and has filed counter-claims and intends to vigorously defend itself against this lawsuit. As this litigation is in its initial stages, the Company is currently unable to predict its ultimate resolution.

Las Vegas Business Venture:

        The Company owned 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party owned by Hal Kolker ("Kolker"). The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The Operating Agreement specified that the Company would oversee the day-to-day operations of the business venture.

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

        Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. Among other findings, the Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

        Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of a similar business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Management is currently evaluating the prospects for expansion of this business into other cities throughout the United States and Canada. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

        As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. As a result of the dissolution, the Company received cash payments of $368,237 in early January 2004 and $60,912 in February 2004, and expects to receive a final cash payment of approximately of $33,000 in mid-2004, which will thus complete the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets with an aggregate net book value, net of related liabilities, of $120,999.

        On January 5, 2004, Tickets2Nite, Inc. filed a lawsuit against the Company and Tix4Tonight, LLC asserting that the Company has interfered with the dissolution of Tickets2Nite, LLC and the distribution of its assets. On February 13, 2004, the Company filed a response and counter-claim against Tickets2Nite, Inc. and Kolker denying the allegations in the lawsuit and asserting contractual interference and other improper actions by Kolker.

        The Company filed an appeal of the Court's decision with the Nevada Supreme Court, requesting that the lower court be overturned due to its applying an incorrect method of dissolving the partnership. Additionally, the Company requested that the Nevada Supreme Court grant payment of its legal fees as a result of the breach by Entasis of the Operating Agreement.


        Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                    PART II.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) Market Information

        From March 1998 through May 2003, the Company's common stock was traded on the OTC Bulletin Board under the symbol "MOVE". Subsequently, the common stock of the Company has been traded on the OTC Pink Sheets. The following table sets forth the range of reported closing bid prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in the Company's common stock has generally been limited and sporadic, and should not be deemed to constitute an "established trading market". The information set forth below was obtained from America Online.

                                                      Low           High
                                                      ---           ----

        Fiscal Year Ended December 31, 2002:
        -----------------------------------

        Three months ended -

        March 31, 2002                                 $0.30        $0.75
        June 30, 2002                                   0.62         0.84
        September 30, 2002                              0.42         0.65
        December 31, 2002                               0.55         0.87



        Fiscal Year Ended December 31, 2003:
        -----------------------------------

        Three months ended -

        March 31, 2003                                 $0.51        $0.60
        June 30, 2003                                   0.04         0.65
        September 30, 2003                              0.01         0.63
        December 31, 2003                               0.01         0.59


        (b) Holders

        As of March 31, 2004, the Company had approximately 246 common shareholders of record, excluding 811,999 shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 1,100 beneficial common shareholders as of March 31, 2004.

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

        (d) Securities Authorized for Issuance under Equity Compensation Plans

        In June 1994, prior to the Company's September 1994 initial public offering, the Company adopted the Cinema Ride, Inc. Stock Option Plan (the "Option Plan"), under which stock options to purchase a maximum of 112,500 shares of common stock of the Company could be issued pursuant to incentive and non-qualified stock options granted to officers, employees, directors and consultants of the Company. There were options to purchase 1,500 shares of common stock outstanding under the Option Plan at December 31, 2003. The Option Plan expired on December 31, 2003.

        In December 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Option Plan"), under which stock options to purchase a maximum of 12,500 shares of common stock of the Company could be issued to non-employee directors of the Company. The Directors Option Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 14, 1996. There were options to purchase 12,500 shares of common stock outstanding under the Directors Option Plan at December 31, 2003. There were no options available for issuance under the Directors Option Plan at December 31, 2003.

        A more complete description of the Option Plan and the Directors Option Plan is provided at "ITEM 10. EXECUTIVE COMPENSATION - Stock Option Plans".

        On December 11, 2003, the Company adopted the 2003 Consultant Stock Plan (the "Consultant Stock Plan"). The purpose of the Consultant Stock Plan is to advance the interests of the Company by helping the Company obtain and retain the services of person providing consulting services upon whose judgment, initiative, efforts and/or services the Company is substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of capital stock of the Company. Consultants or advisors are eligible to receive grants under the plan program only if they are natural persons providing bona fide consulting services to the Company or its subsidiaries, with the exception of any services they may render in connection with the offer and sale of the Company's securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for the Company's securities.

        The Consultant Stock Plan provides for the granting of either common share purchase options or stock bonuses as compensation. A total of 1,600,000 common shares were reserved for issuance under the Consultant Stock Plan. If any awards granted under the plan are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited awards will again be available for purposes of the plan. No awards may be issued after December 11, 2013.

        On March 3, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,600,000 common shares issuable under the Consultant Stock Plan under the Securities Act of 1933.

        The Company has also periodically entered into individual equity-based compensation arrangements with its officers, which are described at "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements" and "- Issuance of Non-Plan Stock Options, Warrants and Common Stock to Officers", and which are not included below. None of the individual compensation arrangements have been approved by the stockholders of the Company.

        The securities authorized for issuance under the Company's equity compensation plans at December 31, 2003 are summarized as follows:



                                                      Number of
                                                      securities
                                                      remaining
                                                      available
                        Number of                     for future
                        securities     Weighted-      issuance
                        to be          average        under equity
                        issued upon    exercise       compensation
                        exercise of    price of       plans
                        outstanding    outstanding    (excluding
                        options,       options,       securities
                        warrants       warrants       reflected in
Plan Category           and rights     and rights     column (a))
-------------           -----------    -----------    ------------
                            (a)           (b)             (c)

Equity compensation
  plans approved by
  security holders        14,000         $0.39               -

Equity compensation
  plans not approved
  by security holders       -              -            1,600,000 (1)
                          ------                        ---------
Total                     14,000         $0.39          1,600,000
                          ======          ====          =========

---------------------

(1) Effective March 29, 2004, the Company issued 300,000 shares of common stock under the 2003 Consultant Stock Plan to Benjamin Frankel, a director of the Company, for accounting services rendered (see "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").


Sales of Unregistered Securities

Agreement with Financial Advisory Firm

        Effective as of January 3, 2002, the Company entered into a two-year agreement with a financial advisory firm, Gang Consulting Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock.

        During the year ended December 31, 2003, the Company issued 200,000 shares of common stock to such firm. The aggregate fair market value of such shares of $84,000 was charged to operations as general and administrative expense.

        Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per share. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option pricing model as $496,000, and is being charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. For the year ended December

31, 2003, $330,667 was charged to operations as general and administrative expense with respect to the amortization of such warrants.

        Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to pay a finder's fee to such firm with respect to the private placement of its equity securities by issuing shares of common stock equivalent to 3% of the total equity capital raised, calculated at $0.50 per share. During the year ended December 31, 2003, the Company issued 2,850 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $228) and charged to additional paid-in capital.

        During the year ended December 31, 2003, the Company also issued 15,400 shares of common stock to such firm as a reimbursement for expenses. The aggregate fair market value of such shares of $7,700 was charged to operations as general and administrative expense.

Other Transactions

        During the year ended December 31, 2003, the Company sold 190,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $47,500 of equity capital. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2003, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

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

        During the year ended December 31, 2003, the Company issued 20,000 shares of common stock to its insurance agent for services rendered with an aggregate value of $10,200, which was charged to operations as general and administrative expense.

        On January 27, 2003, the Company issued 30,000 shares of common stock to two consultants for consulting services rendered with respect to the Company's new Las Vegas business venture. The aggregate value of such securities was $16,500, which was charged to operations during the year ended December 31, 2003.

        On February 24, 2003, the Company issued 16,600 shares of common stock to two consultants for capital raising services, which were recorded at par value of $0.08 per share (aggregate amount $1,328) and charged to additional paid-in capital.

        On May 28, 2003, the Company issued 10,000 shares of common stock to its legal counsel for legal services with an aggregate value of $5,000, which was charged to operations as general and administrative expense

        On July 9, 2003, the Company issued 90,000 shares of common stock to certain of its employees (including 50,000 shares to the Company's Vice President of Operations) for services rendered with an aggregate value of $11,700, which was charged to operations as general and administrative expense.

        On October 10, 2003, the Company entered into a two year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006 in monthly installments of 16,667 shares. The fair value of such warrant was calculated pursuant to the Black-Scholes option-pricing model as $40,000 and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the consolidated balance sheet. This amount is being charged to operations as general and administrative expense over the two year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the year ended December 31, 2003, $5,000 was charged to operations as general and administrative with respect to such warrant. If the consulting agreement is terminated after the initial eight-month period, the portion of the warrants that has not become exercisable will be cancelled.

        On November 26, 2003, the Company issued 200,000 shares of common stock to certain employees (including 100,000 shares to the Company's Vice President of Operations) for services rendered with an aggregate value of $20,000, which was charged to operations as general and administrative expense.

        On November 26, 2003, the Company issued 100,000 shares of common stock to each of its two non-employee directors for services rendered. The aggregate fair market value of the 200,000 shares was $20,000, which was charged to operations as general and administrative expense.

        On November 26, 2003, the Company issued 50,000 shares of common stock to a consultant for services rendered with a fair market value of $5,000, which was charged to operations as general and administrative expense.

        During the year ended December 31, 2003, the Company issued 9,500 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $5,115, which was charged to operations as general and administrative expense. The shares were issued pursuant to a bonus provision of such officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement.

        On October 10, 2003, the Company issued 1,400,000 shares of common stock to its Chief Executive Officer as repayment of obligations aggregating $140,000 to the Company's Chief Executive Officer, consisting of advances of $80,000 and accrued compensation of $60,000, equivalent to $0.10 per share. The effective price of $0.10 per share was in excess of the fair market value of $0.01 per share on October 10, 2003.

        On November 26, 2003, the Company issued 500,000 shares of common stock to its Chief Executive Officer as a bonus for the successful creation and implementation of the discount ticket business. The fair market value of the 500,000 shares was $50,000, which was charged to operations as general and administrative expense.

        The shares of common stock, stock options and warrants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Termination of Ride Simulator Business:

        During the fiscal year ended December 31, 2003, the Company operated two ride facilities for the entire year, as well as one ride facility in a joint venture through February 15, 2003. The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow.

        The Forum Shops has been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believes negatively impacted customer traffic and thus revenues at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue and ceased making rent payments in mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. The Company believes it has meritorious claims against the Forum Shops, and has filed counter-claims and intends to vigorously defend itself against this lawsuit. As this litigation is in its initial stages, the Company is currently unable to predict its ultimate resolution.

        The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002.

        In part as a result of the cessation of revenues from the Las Vegas ride facility, the Company is in discussions with its primary secured lender regarding its approximately $716,000 debt obligation, which is currently in default.

Las Vegas Business Venture:

        The Company owned 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party owned by Hal Kolker ("Kolker"). The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The Operating Agreement specified that the Company would oversee the day-to-day operations of the business venture.

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

        Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. Among other findings, the Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

        Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of a similar business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Management is currently evaluating the prospects for expansion of this business into other cities throughout the United States and Canada. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

        As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. As a result of the dissolution, the Company received cash payments of $368,237 in early January 2004 and $60,912 in February 2004, and expects to receive a final cash payment of approximately of $33,000 in mid-2004, which will thus complete the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets with an aggregate net book value, net of related liabilities, of $120,999.

        On January 5, 2004, Tickets2Nite, Inc. filed a lawsuit against the Company and Tix4Tonight, LLC asserting that the Company has interfered with the dissolution of Tickets2Nite, LLC and the distribution of its assets. On February 13, 2004, the Company filed a response and counter-claim against Tickets2Nite, Inc. and Kolker denying the allegations in the lawsuit and asserting contractual interference and other improper actions by Kolker.

        Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

        As a result of the dissolution of Tickets2Nite, LLC, the sub-lease agreement and marketing sponsorship agreement with The Coca-Cola Company did not continue. Accordingly, deferred marketing costs of $175,000 were considered impaired and charged to operations by Tickets2Nite, LLC at December 31, 2003.

        The Company accounted for this investment under the equity method of accounting, since it did not have majority voting control of Tickets2Nite, LLC. Financial information with respect to the Company's investment in Tickets2Nite, LLC and its results of operations and financial position as of and for the periods ended December 31, 2002 and 2003 are provided below at "Tickets2Nite Business Venture".

Critical Accounting Policies and Estimates:

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

Impairment of Long-Lived Assets:

        The Company's long-lived assets consist of property and equipment. At December 31, 2003, the net value of property and equipment was $231,351. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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


Results of Operations:

Years Ended December 31, 2003 and 2002:

        General and Administrative Expenses. General and administrative expenses increased by $96,421 or 6.6%, to $1,568,179 in 2003, as compared to $1,471,758 in 2002, primarily as a result of an increase in litigation-related legal fees. Included in general and administrative expenses in 2003 and 2002 was non-cash compensation of $612,281 and $700,992, respectively, including $117,015 and $197,568 to officers and directors, respectively.

        Start-Up Costs of Las Vegas Business Venture. The Company incurred start-up costs with respect to the development of its Las Vegas business venture of $61,199 in 2003, as compared to $43,100 in 2002.

        Loss from Operations. The loss from operations was $1,631,898 for the year ended December 31, 2003, as compared to $1,516,356 for the year ended December 31, 2002.

        Equity in Net Income (Loss) of Las Vegas Business Venture. The Company recorded equity in net income of its Las Vegas business venture of $414,065 during the year ended December 31, 2003, as compared to a net loss of $87,724 in 2002 (see "Tickets2Nite Business Venture" below).

        Interest Expense. Interest expense decreased by $5,586 or 3.5%, to $154,066 for the year ended December 31, 2003, as compared to $159,652 for the year ended December 31, 2002.

        Net Loss Before Discontinued Operations. Net loss before discontinued operations was $1,371,886 for the year ended December 31, 2003, as compared to $1,763,308 for the year ended December 31, 2002.

        Discontinued Operations. The Company incurred income from discontinued operations of $238,704 for the year ended December 31, 2003, as compared to $313,203 for the year ended December 31, 2002, relating to the ride facilities. The Company incurred a loss from closing down discontinued operations of $319,355 for the year ended December 31, 2003, as compared to $413,499 for the year ended December 31, 2002. Information with respect to discontinued operations is presented below.

        Net Loss. Net loss was $1,452,517 for the year ended December 31, 2003, as compared to a net loss of $1,863,604 for the year ended December 31, 2002.

        As of December 31, 2003, the Company had Federal and California net operating loss carryforwards of approximately $9,400,000 and $2,500,000, respectively, available to offset future Federal and California taxable income. The unused net operating loss carryforwards expire in various amounts through 2023 for Federal purposes and through 2013 for California state purposes.

        Net deferred tax assets of $3,196,000 at December 31, 2003 resulting from net operating losses, tax credits and other temporary differences have been offset by a 100% valuation allowance since management cannot determine whether it is more likely than not that such assets will be realized.

Discontinued Operations:

        Discontinued operations consist of activities with respect to the ride simulator business, which was discontinued effective December 31, 2003. The Company also discontinued certain ride facilities in 2002, as described below. The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 have been restated to reflect the ride simulator business as a discontinued operation. A summary of the results of operations of the ride simulator business for the years ended December 31, 2003 and 2002 is presented below.


                                                2003             2002
                                              ---------        ---------

Ticket revenues                             $ 1,755,537      $ 2,225,456
                                              ---------        ---------
Direct costs of revenues                      1,018,012        1,255,617
Selling and marketing expenses                   29,029           84,880
General and administrative expenses             189,206          256,409
Depreciation and amortization                   280,880          333,652
                                              ---------        ---------
Total costs and expenses                      1,517,127        1,930,558
                                              ---------        ---------

Income from discontinued operations             238,410          294,898

Other income                                        294           18,305
                                              ---------        ---------
Net income from discontinued operations     $   238,704       $  313,203
                                              =========        =========


Results of Discontinued Operations:

        Revenues. Revenues decreased by $469,919 or 21.1%, to $1,755,537 in 2003, as compared to $2,225,456 in 2002, primarily as a result of the construction of the new wing of the Forum Shops which negatively impacted the operations of the Las Vegas ride facility.

        Direct Costs of Revenues. Direct costs of revenues decreased by $237,605 or 18.9%, to $1,082,012 in 2003, as compared to $1,255,617 in 2002. Direct costs of revenues were 58.0% of revenues in 2003, as compared to 56.4% of revenues in 2002.

        Selling and Marketing Expenses. Selling and marketing expenses decreased by $55,851 or 65.8%, to $29,029 in 2003, as compared to $84,880 in 2002.

        Depreciation and Amortization. Depreciation and amortization decreased by $52,772 or 15.8%, to $280,880 in 2003, as compared to $333,652 in 2002.

        Other Income. Other income was $294 in 2003, as compared to $18,305 in 2002.

        Net Income From Discontinued Operations. Net income from discontinued operations was $238,704 in 2003, as compared to $313,203 in 2002.

Loss From Closing Down Discontinued Operations:

        The Company incurred costs from closing down discontinued operations in 2003 and 2002. These costs consisted primarily of write-offs of equipment and various direct closure costs.

        Costs of $413,499 incurred in 2002 related to the closure of the New Jersey ride facility of $167,377 and the Atlanta ride facility of $246,122.

        Costs of $319,335 incurred in 2003 relate to the closure of the Company's remaining two ride facilities located in Las Vegas, Nevada and Edmonton, Ontario, Canada of $299,917, which were closed on or about December 31, 2003, and the Atlanta ride facility of $19,418.

        During late June 2002, the Company closed its New Jersey ride facility, resulting in a charge to operations of $167,377 during the year ended December 31, 2002.

        During February 2003, the Company's joint venture with Dave & Buster's, Inc. with respect to its ride facility in Atlanta, Georgia, was terminated and operations ceased. The Company determined that its investment in the Dave & Buster's, Inc. joint venture had been impaired at December 31, 2002. Accordingly, the Company wrote off certain fixed assets related to such ride facility and incurred certain direct costs related to such closure, resulting in a charge to operations of $246,122 at December 31, 2002. During 2003, the Company incurred an additional $19,418 with respect to the closing down of this ride facility, which has been included in the loss from closing down discontinued operations in the consolidated statement of operations for the year ended December 31, 2003.

        The total loss from closing down discontinued operations was $319,335 for the year ended December 31, 2003, as compared to $413,499 for the year ended December 31, 2002.


Total Loss From Discontinued Operations:

        The total loss from discontinued operations was $80,631 for the year ended December 31, 2003, as compared to $100,296 for the year ended December 31, 2002.


Tickets2Nite Business Venture:

        Through December 31, 2003, the Company owned 50% of a subsidiary named Tickets2Nite, LLC, a Nevada limited liability company. The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip.

        The Company's net investment in this business venture aggregated $462,179 at December 31, 2003. The Company accounted for this investment under the equity method of accounting, since it did not have majority voting control of Tickets2Nite, LLC. The Company recorded $240,060 and $(87,724) as its proportionate share of net income (loss) from this business venture for the year ended December 31, 2003 and the period ended December 31, 2002, respectively. Based on the court-ordered dissolution of this business venture, the Company also recorded a gain of $174,005 from the dissolution of this business venture at December 31, 2003, which was based on the Company's proportionate share of capital invested in the business venture. The Company did not receive any distributions from this business venture in 2003 or 2002. Condensed financial information with respect to Tickets2Nite, LLC is provided below.

                                Tickets2Nite, LLC
                                 Balance Sheets
                           December 31, 2003 and 2002

                                             2003              2002
                                            -------           -------

Current assets                            $ 602,882         $ 132,904
Property and equipment, net                  93,746           315,013
Other assets                                 12,500           225,000
                                            -------           -------
  Total assets                            $ 709,128         $ 672,917
                                            =======           =======


Current liabilities                       $   6,726         $  99,466
Long-term liabilities                          -              118,241
Members' equity                             702,402           455,210
                                            -------           -------
  Total liabilities and equity            $ 709,128         $ 672,917
                                            =======           =======


                                Tickets2Nite, LLC
                            Statements of Operations
                          Year Ended December 31, 2003
                       and Period Ended December 31, 2002

                                             2003              2002
                                          ---------           -------

Ticket commissions                       $1,281,469         $  65,613
                                          ---------           -------

Selling and marketing                       346,188           119,836
General and administrative                  203,489           104,156
Depreciation and amortization                61,680            10,264
Write-off of deferred marketing
  costs                                     175,000              -
                                          ---------           -------
Total costs and expenses                    786,357           234,256
                                          ---------           -------

Income (loss) from operations               495,112          (168,643)
Interest expense                             14,992             6,804
                                          ---------           -------
Net income (loss)                        $  480,120         $(175,447)
                                          =========           =======


Liquidity and Capital Resources - December 31, 2003:

        During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its securities to provide the resources necessary to develop its ride facility business, fund its business operations and invest in its Las Vegas business venture. During the years ended December 31, 2003 and 2002, the Company raised $47,500 and $628,750, respectively, of new capital through the sale of its securities. The Company is continuing its efforts to raise new capital subsequent to December 31, 2003.

        Effective December 31, 2003, the Company closed its remaining ride facilities and the business operations of Tickets2Nite, LLC were terminated.

        However, the performance of the Las Vegas business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of a similar business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Management is currently evaluating the prospects for expansion of this business into other cities throughout the United States and Canada. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

        Depending on the growth and development of the Company's Las Vegas business venture, additional capital may be required during 2004 to support its operations and possible expansion plans, which the Company would attempt to provide either through a debt or equity financing. However, there can be no assurances that the Company would be successful in this regard.

        Going Concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company is involved in various pending litigation, has terminated its ride simulator business, which was experiencing declining revenues and recurring operating losses, and had a substantial working capital deficit at December 31, 2003. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

        The Company will require additional capital to fund operating and debt service requirements, as well as to expand its Las Vegas business venture. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard.

        To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

        Operating Activities. Operating activities utilized cash of $201,068 during the year ended December 31, 2003, as compared to $398,114 during the year ended December 31, 2002. At December 31, 2003, the Company's cash and cash equivalents had increased by $29,417, to $91,311, as compared to $61,894 at December 31, 2002.

        The Company had a working capital deficit of $1,853,907 at December 31, 2003, as compared to $1,289,376 at December 31, 2002. At December 31, 2003 and 2002, the Company's note payable to its primary secured lender of $716,242 was in default and was classified as a current liability (see "Transactions with Primary Secured Lender" below).

        Investing Activities. Investing activities provided net cash of $41,085 in 2003, as compared to utilizing cash of $159,809 in 2002. Dividends from the Dave & Buster's, Inc. joint venture were $23,861 in 2003, as compared to $81,505 in 2002. The Company received reimbursements from its Las Vegas business venture of $16,930 in 2003. During the year ended December 31, 2002, the Company's net cash investments in its Dave & Buster's, Inc. joint venture and its Las Vegas business venture were $39,883 and $202,240, respectively.

        Financing Activities. Financing activities provided cash of $189,400 in 2003, as compared to $552,961 in 2002. Principal payments on notes payable were $13,737 in 2003, as compared to $103,725 in 2002. Principal payments on capital lease obligations were $33,363 in 2003, as compared to $37,064 in 2002.

        During the year ended December 31, 2002, the Company entered into new capital lease obligations to acquire equipment totaling $13,257, as well as approximately $55,352 of capital leases with respect to the Tickets2Nite business venture, which has been transferred to the Company's new Las Vegas business venture, Tix4Tonight. The Company did not enter into any new capital lease obligations during the year ended December 31, 2003.

        During 2003, the Company established a line of credit with a bank for $174,000, with interest payable monthly at the bank's prime rate (4% at December 31, 2003) plus 1%. The line of credit was secured by the Company's assets and was scheduled to mature on December 15, 2004. The line of credit was paid off in January 2004.

        During the year ended December 31, 2003, the Company conducted a private placement offering consisting of units comprised of four shares of common stock and four common stock purchase warrants for each $1.00 invested. The warrants are exercisable at $0.50 per share for a period of 30 months from the date of issuance. The Company raised a total of $47,500 and issued 190,000 shares of common stock and 190,000 common stock purchase warrants. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2003, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants. The Company is continuing its efforts to raise new capital subsequent to December 31, 2003.

        During the year ended December 31, 2002, the Company's Chief Executive Officer made short-term advances to the Company aggregating $65,000 for working capital purposes. During the year ended December 31, 2003, the Company's Chief Executive Officer loaned the Company an additional $15,000 under the same terms. These advances were satisfied through the issuance of 800,000 shares of common stock in October 2003.

        Commitments and Contingencies. At December 31, 2003, the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

        On March 10, 1999, the financing agreement was amended to reduce the monthly payments and to extend the maturity date of the note payable. The Company was in default in its obligations to the lender at December 31, 2000.

        Effective June 25, 2001, the Company completed a Second Modification Agreement and Waiver of Defaults with the lender which: (1) provided a waiver of all prior payment defaults; (2) reduced the monthly payments; (3) increased the principal balance due the lender of accrued interest payable; (4) accelerated the due date of the loan; (5) repriced certain warrants previously issued to the lender; (6) issued additional warrants to the lender; and (7) revised certain rights included in the lender's Warrant Holder Rights Agreement.

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

        Required monthly payments on the loan were in arrears subsequent to December 31, 2002. The loan was due in full on March 1, 2002, and the Company did not make this balloon payment. As a result, the balance of this loan of $716,241 at December 31, 2003 and 2002 was classified as a current liability in the consolidated financial statements at such dates.

        During November 2002, the Company entered into an agreement with the secured lender to settle this obligation for a cash payment of $200,000, of which $50,000 was paid in November 2002, and $150,000 was payable by January 20, 2003. The $50,000 payment was applied to reduce the loan balance at December 31, 2002. The Company has not made any payments on the loan subsequent to December 31, 2002. The Company is continuing settlement discussions with the secured lender.

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

        During the three months ended December 31, 2002 and the three months ended March 31, 2003, the Company's Chief Executive Officer made short-term advances to the Company aggregating $65,000 and $15,000, respectively, for working capital purposes. Such advances were unsecured, interest-free and due on demand.

        During the year ended December 31, 2003, the Company issued 9,500 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $5,116, which was charged to operations as general and administrative expense. The shares were issued pursuant to a bonus provision of such officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement.

        On October 10, 2003, the Company issued 1,400,000 shares of common stock to the Chief Executive Officer as repayment of obligations aggregating $140,000 to the Company's Chief Executive Officer, consisting of a note payable of $80,000 and accrued compensation of $60,000, equivalent to $0.10 per share. The effective price of $0.10 per share was in excess of the fair market value of $0.01 per share on October 10, 2003.

        On March 13, 2001, the Company granted to its Chief Executive Officer an option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option was exercisable in four equal increments at prices ranging from $0.38 per share to $2.00 per share, which was not less than fair market value of the Company's common stock on the date of grant. The stock option was to vest based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which was reached. This stock option was terminated effective November 26, 2003.

        On November 26, 2003, the Company issued 500,000 shares of common stock to the Chief Executive Officer as a bonus for the successful creation and implementation of the discount ticket business. The fair market value of the 500,000 shares was $50,000, which was charged to operations as general and administrative expense.


Recent Accounting Pronouncements:

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN 45 effective January 1, 2003. The implementation of the provisions of FIN 45 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.


ITEM 7.   FINANCIAL STATEMENTS

        The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective October 31, 2002, the Company retained the accounting firm of Weinberg & Company, P.A. ("Weinberg") and terminated the accounting firm of Good Swartz Brown & Berns LLP ("GSBB") as its independent accountants. The Company changed accounting firms as a result of one of GSBB's partners leaving GSBB and joining Weinberg. GSBB was retained by the Company as its independent accountants on March 29, 2001. The retention of Weinberg and the termination of

GSBB were approved by the Company's Board of Directors.

        Prior to Weinberg becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with Weinberg regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided that was an important factor considered by the Company in reaching a decision on an accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event as defined at Item 304(a)(1)(iv) of Regulation S-B.

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


ITEM 8A.  CONTROLS AND PROCEDURES

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

                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 31, 2004. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers. There is no arrangement or understanding between any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                   Age     Position(s)
----                   ---     -----------

Mitchell J. Francis     49     Chairman of the Board of Directors, President,
                               Chief Executive Officer and Chief Financial
                               Officer

Kimberly Simon          36     Vice President of Operations
Benjamin Frankel        68     Director

Norman Feirstein        55     Director


        None of the Company's directors or executive officers has, during the past five years, (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;
(3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


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

Kimberly Simon. Ms. Simon has been employed by the Company for nearly six years. Ms. Simon started her career with the Company in September 1997 as the general manager of the Company's Las Vegas ride simulator facility. While retaining that capacity, she assumed the responsibility for overseeing the management of all of the Company's ride simulator facilities and was promoted to Vice President of Operations effective May 1, 2001. Ms. Simon is currently responsible for all day-to-day operations of Tix4Tonight. Prior to joining the Company, Ms. Simon gained managerial experience with several national companies. Ms. Simon is a graduate of Northern Illinois University.

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

        To our knowledge based solely on our review of the copies of the Section 16(a) reports furnished to us and written representations to us that no other reports were required, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2003, except as follows:

        Kimberly Simon did not file Form 4's during 2003 with respect to the issuance of shares of common stock to her on July 9, 2003 and November 26, 2003.

        Benjamin Frankel and Norman Feirstein did not file Form 4's during 2003 with respect to the issuance of shares of common stock to them on November 26, 2003.

        Mitchell J. Francis did not file Form 4's during 2003 with respect to the issuance of shares of common stock to him during the year ended December 31, 2003.

        In addition, Gang Consulting Inc. did not file Form 4's during 2003 with respect to the issuance of shares of common stock to it during the year ended December 31, 2003.


Family Relationships among Directors and Executive Officers:

        There were no family relationships among directors and executive officers during the years ended December 31, 2001, 2002 and 2003.


Code of Ethics:

        The Company has adopted a written Code of Ethics that applies to its senior management. A copy of the Company's Code of Ethics, executed by the Company's Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. A copy of the Company's Code of Ethics is available to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company's corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.


ITEM 10.  EXECUTIVE COMPENSATION

        The following table and text sets forth information with respect to the compensation paid to the Chief Executive Officer of the Company during the years ended December 31, 2003, 2002 and 2001. No other executive officer had total compensation exceeding $100,000 during the years ended December 31, 2003, 2002 and 2001.


                                  Summary Compensation Table
                                  --------------------------

Name and
Principal                                        Other Annual     All Other
Positions                  Year      Salary      Compensation    Compensation
---------                  ----      ------      ------------    ------------
Mitchell J. Francis (5)    2003    $275,000       $62,451 (1)     $ 5,115 (4)
Chairman of the            2002     275,000        58,729 (2)     $82,570 (4)
Board of Directors,        2001     275,000        52,631 (3)        -
President and Chief
Executive Officer

----------------------

(1) Includes $4,997 in disability insurance premiums, $18,127 in automobile expense, $7,727 in life insurance premiums, $6,101 in long-term care insurance, $13,288 in medical insurance premiums paid to or on behalf of Mr. Francis and $12,211 in 401(k) contributions in 2003.

(2) Includes $3,747 in disability insurance premiums, $17,065 in automobile expense, $7,844 in life insurance premiums, $6,101 in long-term care insurance, $11,157 in medical insurance premiums paid to or on behalf of Mr. Francis and $12,815 in 401(k) contributions in 2002.

(3) Includes $5,019 in disability insurance premiums, $14,228 in automobile expense, $7,562 in life insurance premiums, $4,982 in long-term care insurance, $8,025 in medical insurance premiums paid to or on behalf of Mr. Francis and $12,815 in 401(k) contributions in 2001.

(4) Represents the fair market value of 9,500 shares and 123,750 shares of common stock issued to Mr. Francis in 2003 and 2002 as a bonus for capital raising efforts pursuant to his employment agreement (see "Employment Agreements" below).

(5) Since November 1, 2001, compensation to Mr. Francis has been paid to Francis Development Inc., a company founded and controlled by Mr. Francis. Board of
Directors:

        During the year ended December 31, 2003, the Company had one meeting of the Board of Directors; all other board actions were taken by unanimous written consent. For serving on the Board of Directors, directors who are not employees of the Company receive $2,000 for each meeting of the Board of Directors, and reimbursement for any expenses incurred in attending board meetings. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. The non-employee directors are eligible to participate in the 1995 Directors Stock Option Plan.

        On November 26, 2003, the Company issued 100,000 shares of common stock to Benjamin Frankel and 100,000 shares of common stock to Norman Feirstein for services rendered. The aggregate fair market value of the 200,000 shares of $20,000 was charged to operations during the year ended December 31, 2003.

        On January 28, 2002, the Company issued 100,000 shares of common stock to Benjamin Frankel and 100,000 shares of common stock to Norman Feirstein for services rendered. The aggregate fair market value of the 200,000 shares of $60,000 was charged to operations during the year ended December 31, 2002.

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


Employment Agreements:

        Effective September 1, 2000, the Company entered into a three-year employment agreement with Mitchell J. Francis to serve as Chairman, President and Chief Executive Officer. The agreement provided for a base annual salary of $275,000, annual increases of 8% (which were not taken in 2001, 2002 or 2003), and annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000. The agreement provided for the issuance of stock options to purchase 300,000 shares of common stock, with an exercise price of $0.50 per share, vesting in equal annual increments on September 1, 2001, 2002 and 2003. The agreement also provided for the granting of stock options to purchase up to 1,250,000 shares of common stock if the Company's stock price reached certain established prices for 20 consecutive days, which had not vested at August 31, 2003, the expiration date of the employment agreement. The employment agreement also provided for stock options to purchase 100,000 shares of common stock for the opening of each new ride facility, exercisable at fair market value on the date each new ride facility opens. The Company did not open any new ride facilities during the term of this employment agreement. In addition, for each $1,000,000 of new debt or equity financing or fraction thereof on a pro rata basis, the Company was obligated to issue to Mr. Francis shares of common stock equal to 5% of the shares of common stock issued in any such financing transaction.

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

Stock Option Plans:

        In June 1994, prior to the Company's September 1994 initial public offering, the Company adopted the Cinema Ride, Inc. Stock Option Plan (the "Option Plan"), under which stock options to purchase a maximum of 112,500 shares of common stock of the Company could be issued pursuant to incentive and non-qualified stock options granted to officers, employees, directors and consultants of the Company. The Option Plan is administered by the Board of Directors or, in the discretion of the Board of Directors, by a committee of not less than two individuals with authority to determine employees to whom options will be granted, the timing and manner of grants of options, the exercise prices, the number of shares covered by the options, the terms of the options, and all other determinations necessary or advisable for administration of the Option Plan. There were options to purchase 1,500 shares of common stock outstanding under the Option Plan at December 31, 2003.


        The purchase price for the shares subject to any incentive stock option granted under the Option Plan shall not be less than 100% of the fair market value of the shares of common stock of the Company on the date the option is granted (110% for stockholders who own in excess of 10% of the outstanding common stock). No options shall be exercisable after the earliest of the following: the expiration of 10 years after the date the option is granted; three months after the date the optionee's employment with the Company terminates if termination is for any reason other than permanent disability or death; or one year after the date the optionee's employment terminates if termination is a result of death or permanent disability. The Option Plan expired on December 31, 2003.

        In December 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Option Plan"), under which stock options to purchase a maximum of 12,500 shares of common stock of the Company could be issued to non-employee directors of the Company. The Directors Option Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 14, 1996. Unless terminated earlier, the Directors Option Plan expires on

December 31, 2004. The Directors Option Plan provides that on the fourth business day following each annual meeting of stockholders, each director who is not an employee of the Company automatically receives a non-statutory option to purchase 1,250 shares of common stock at the fair market value on the date of grant. The options are exercisable for a period of ten years, and vest one-third in each of the three years following grant. There were options to purchase 12,500 shares of common stock outstanding under the Directors Option Plan at December 31, 2003. There were no options available for issuance under the Directors Option Plan at December 31, 2003.

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

        During the years ended December 31, 2001, 2002 and 2003, no stock options under the Option Plan were granted to officers of the Company. During the years ended December 31, 2001, 2002 and 2003, no stock options under the Directors Option Plan were granted to directors.

Issuance of Non-Plan Stock Options, Warrants and Common Stock to Officers:

Kimberly Simon:

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

        On July 9, 2003, the Company issued 50,000 shares of common stock to Kimberly Simon. The fair market value of such shares of $6,500 was charged to operations during the year ended December 31, 2003.

        On November 26, 2003, the Company issued 100,000 shares of common stock to Kimberly Simon. The fair market value of such shares of $10,000 was charged to operations during the year ended December 31, 2003.

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

Mitchell J. Francis:

        On March 13, 2001, the Company granted to Mitchell J. Francis an option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option was exercisable in four equal increments at prices ranging from $0.38 per share to $2.00 per share, which was not less than fair market value of the Company's common stock on the date of grant. The stock option was to vest based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which was reached. This stock option was terminated effective November 26, 2003.

        On June 5, 2001, Mr. Francis exercised a portion of a previously issued warrant to purchase 1,538,461 shares of common stock exercisable at $0.13 per share through February 2, 2002. Mr. Francis exercised a portion of the warrant and acquired 923,077 shares of common stock and paid the exercise consideration by canceling his $120,000 loan to the Company. At that time, the unexercised portion of the warrant for 615,384 shares of common stock was extended for an additional two years and cashless exercise provisions were added. The exercise price of the warrant was approximately equal to the fair market value of the Company's common stock on the extension date. On November 26, 2003, the expiration date of this warrant was extended from February 2, 2004 to February 2, 2007. The exercise price of the warrant was in excess of the fair market value of the Company's common stock on November 26, 2003.

        During the years ended December 31, 2003 and 2002, the Company issued 9,500 shares and 123,750 shares of common stock to Mr. Francis in 2003 and 2002 with a fair market value of $5,115 and $82,570, respectively, as a bonus for capital raising efforts pursuant to his employment agreement.

        On October 10, 2003, the Company repaid $80,000 of advances to Mr. Francis by issuing 800,000 shares of common stock. In addition, on October 10, 2003, the Company issued Mr. Francis 600,000 shares of common stock in exchange for accrued but unpaid compensation of $60,000. The effective price of $0.10 per share was in excess of the fair market value of $0.01 per share on October 10, 2003.

        On November 26, 2003, the Company issued 500,000 shares of common stock to its Chief Executive Officer as a bonus for the successful creation and implementation of the discount ticket business. The fair market value of the 500,000 shares was $50,000.

        A summary of stock options and warrants issued to officers, directors and employees as of December 31, 2003 is presented below. No stock options under the Option Plan or the Directors Option Plan were exercised during 2001, 2002 or 2003.

                             Stock Option and Warrant Value Table
                             ------------------------------------

                                                            Value of
                             Number of                     Unexercised
                          Shares of Common                in-the-Money
                          Stock Underlying                Stock Options
                           Stock Options     Weighted    and Warrants at
                            and Warrants      Average    Fiscal Year-End (1)
                         ------------------   Exercise   -------------------
Name                     Unvested    Vested    Price     Unvested     Vested
----                     --------    ------    -----     --------     ------
Option Plan:

Kimberly Simon              -         1,000    $0.39      $  -       $   -

Employees                   -           500     0.39         -           -


Directors Option Plan:

Benjamin Frankel            -         6,250     0.39         -           -

Norman Feirstein            -         6,250     0.39         -           -


Non-Plan Stock Options
  and Warrants:

Mitchell J. Francis
  Stock Options             -       325,000     0.48         -          -
  Warrants                  -       615,384     0.13         -         6,154

Kimberly Simon
  Stock Options             -       150,000     0.15         -          -
  Warrants                  -        50,000     0.41         -          -

Former employee
  Stock Options             -        60,000     0.15         -          -


-------------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and warrants and the market price for the common stock of $0.14 per share at December 31, 2003.


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

        As of March 31, 2004, the Company had a total of 8,879,125 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

        The following table sets forth, as of March 31, 2004: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                          Percent of
Name and Address             Amount and Nature of       Shares of Common
of Beneficial Owner          Beneficial Ownership       Stock Outstanding (2)
-------------------          --------------------       -----------------

Mitchell J. Francis (1)          3,775,235 (3)                 38.4%

Kimberly Simon (1)                 456,000 (4)                  5.0%

Benjamin Frankel (1)               558,750 (5)                  6.3%

Norman Feirstein (1)               256,250 (6)                  2.9%

All directors and
executive officers
as a group (4 persons)           5,046,235 (7)                 50.3%

Leo A. Beskar                      542,000 (8)                  5.9%
P.O. Box 138
River Falls
Wisconsin 54022

Blair Ferguson Stewart             504,000 (8)                  5.5%
4296 Shearwater Drive
Abbotsford
British Columbia V3G 1L5
Canada

Gang Consulting Inc.             1,435,375 (9)                 14.7%
1110 Bennet Drive
Port Coquitla
British Columbia V3C 6C5
Canada


-------------------------

(1) The address of each such person is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604.
(2) The calculation is based on the number of shares of common stock outstanding on March 31, 2004, plus, with respect to each named person, the number of shares of common stock which the stockholder has the right to acquire upon exercise of stock options and warrants exercisable within 60 days of March 31, 2004.
(3) Includes 2,834,851 shares of common stock owned by Mr. Francis and 940,384 shares of common stock issuable upon exercise of stock options and warrants granted to Mitchell J. Francis. Excludes 4,688 shares of common stock owned by Sandra Francis, the wife of Mitchell J. Francis, as to which Mr. Francis disclaims beneficial ownership.
(4) Includes 255,000 shares of common stock owned by Ms. Simon and 201,000 shares of common stock issuable upon exercise of stock options and warrants granted to Ms. Simon.
(5) Includes 550,000 shares of common stock owned by Mr. Frankel and 6,250 shares of common stock issuable upon exercise of stock options granted to Mr. Frankel. Also includes 2,500 shares of common stock that were issued to the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard for services rendered. Mr. Frankel is a partner in such firm, and disclaims beneficial ownership of such shares, except to the extent of his proportionate interest therein.
(6) Includes 250,000 shares of common stock owned by Mr. Feirstein and 6,250 shares of common stock issuable upon exercise of stock options granted to Mr. Feirstein.
(7) Includes 3,892,351 shares of common stock owned by or attributable to officers and directors and 1,153,884 shares of common stock issuable upon exercise of stock options and warrants to officers and directors.
(8) Represents certain investors in the Company's private placements conducted during the years ended December 31, 2002 and 2003. The private placement offerings consisted of units comprised of four shares of common stock and four common stock purchase warrants for each $1.00 invested. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. Each common share amount presented herein consists of the shares of common stock sold to the investor, and assumes exercise of an equal number of currently exercisable warrants. During June 2003, the Company issued an additional 251,500 warrants to the purchasers of the Company's securities during the year ended December 31, 2002, equivalent to 10% of the number of warrants originally issued. The warrants are exercisable at $0.50 per share for a period of 30 months from the date of issuance of the original warrants, in lieu of the Company not registering such securities with the Securities and Exchange Commission.
(9) Includes 535,375 shares of common stock and 900,000 shares of common stock issuable upon exercise of common stock purchase warrants to Gang Consulting Inc.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Benjamin Frankel, a director of the Company, is a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard. During the years ended December 31, 2003, 2002 and 2001, the Company incurred fees to Frankel, Lodgen, Lacher, Golditch, Sardi & Howard of $91,015, $56,061 and $61,855, respectively, for accounting and tax services.

        During the years ended December 31, 2003 and 2002, the Company issued 9,500 shares and 123,750 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $5,115 and $82,570, respectively, as a bonus for capital raising efforts pursuant to his employment agreement (see "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements").

        During the year ended December 31, 2002, the Company's Chief Executive Officer made short-term advances to the Company aggregating $65,000 for working capital purposes. During the year ended December 31, 2003, the Company's Chief Executive Officer made additional advances to the Company of $15,000. Such advances were unsecured, interest-free and due on demand.

        On October 10, 2003, such advances were repaid by the Company issuing 800,000 shares of common stock. In addition, on October 10, 2003, the Company issued its Chief Executive Officer 600,000 shares of common stock in exchange for accrued but unpaid compensation of $60,000. The effective price of $0.10 per share was in excess of the fair market value of $0.01 per share on October 10, 2003.

        On November 26, 2003, the Company issued 500,000 shares of common stock to its Chief Executive Officer as a bonus for the successful creation and implementation of the discount ticket business. The fair market value of the 500,000 shares was $50,000.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

        A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

        (b) Reports on Form 8-K:

        The Company filed a Current Report on Form 8-K on October 10, 2003 (date of event reported: October 8, 2003) to file a press release with respect to litigation that it had previously instituted against its business partner regarding the ownership and management of Tickets2Nite, LLC.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit and Audit Related Fees:

        Weinberg & Company, P.A. ("Weinberg") was the Company's independent accountant for the years ended December 31, 2003 and 2002. Services provided to the Company by Weinberg with respect to such periods consisted primarily of the audits of the Company's consolidated financial statements and limited reviews of the Form 10-QSB Quarterly Reports for the interim periods included therein pursuant to Statement on Auditing Standards No. 100. Charges by Weinberg with respect to these matters aggregated approximately $25,000 and $34,000, respectively, for the years ended December 31, 2003 and 2002.

Tax Fees:

        Weinberg did not provide any services to the Company with respect to the preparation of corporate income tax returns or tax planning matters.


Pre-Approval Policies and Procedures:

        The Audit Committee meets periodically to review and approve the scope of the services to be provided to the Company by its independent accountant, as well to review and discuss any issues that may arise during an engagement. The Audit Committee considers various issues with respect to the services to be provided by its independent accountant, including the complexity of any engagement, its expected cost, the knowledge and expertise of the independent accountant's staff, any complex accounting or disclosure issues, new accounting pronouncements, and the capability of the Company's financial staff.


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


                                                   CINEMA RIDE, INC.
                                                   -----------------
                                                      (Registrant)



                                                   /s/ MITCHELL J. FRANCIS
Date:  May 13, 2004                           By:  ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer



        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                   /s/ MITCHELL J. FRANCIS
Date:  May 13, 2004                           By:  ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer,
                                                   President, Chief Financial
                                                   Officer and Chairman of the
                                                   Board of Directors




                                                   /s/ BENJAMIN FRANKEL
Date:  May 13, 2004                           By:  ___________________________
                                                   Benjamin Frankel
                                                   Director





                                                   /s/ NORMAN FEIRSTEIN
Date:  May 13, 2004                           By:  ___________________________
                                                   Norman Feirstein
                                                   Director

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002



                                    CONTENTS





                                                                            Page

Independent Auditors Report                                                 38

Financial Statements:

     Consolidated Balance Sheets                                            39

     Consolidated Statements of Operations                                  41

     Consolidated Statements of Stockholders' Equity (Deficiency)           42

     Consolidated Statements of Cash Flows                                  43

     Notes to Consolidated Financial Statements                             44

                           INDEPENDENT AUDITORS REPORT

Board of Directors
Cinema Ride, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Cinema Ride, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Cinema Ride, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2003, the Company's ride simulator business was discontinued and its Tickets2Nite joint venture was terminated, and the Company had a net loss of $1,452,517 and negative cash flow from operations of $201,068 for the year ended December 31, 2003, and had a working capital deficiency of $1,853,907 and a stockholders' deficiency of $1,218,380 at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Boca Raton, Florida
April 23, 2004

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002



                                     ASSETS

                                                                                         2003             2002
                                                                                   ------------    -------------
Current assets:
     Cash                                                                            $     91,311    $      61,894
     Prepaid expenses and other current assets                                             16,268              649
                                                                                     ------------    -------------
         Total current assets                                                             107,579           62,543
                                                                                     ------------    -------------

Property and equipment:
     Office equipment and furniture                                                       156,586           77,494
     Equipment under capital lease                                                        141,928            6,479
     Leasehold improvements                                                                14,662            2,770
                                                                                     ------------    -------------
                                                                                          313,176           86,743

     Less accumulated depreciation                                                        (81,825)         (79,305)
                                                                                     -------------   --------------
         Total property and equipment, net                                                231,351            7,438
                                                                                     ------------    -------------

Other assets:
      Assets related to discontinued operations (primarily fixed
        assets in 2002)                                                                       588          584,727
     Investment in joint venture, D&B                                                          --           23,861
     Investment in joint venture, Tickets2Nite                                            462,179          197,934
     Deposits                                                                              30,029            5,029
                                                                                     ------------    -------------
         Total other assets                                                               492,796          811,551
                                                                                     ------------    -------------

                                                                                     $    831,726    $     881,532
                                                                                     ============    =============

                                   (continued)

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                                      2003              2002
                                                                                 --------------    ---------------
Current liabilities:
     Accounts payable and accrued expenses                                        $     477,512    $       199,360
     Current portion of capital lease obligations                                        40,180              9,595
     Current portion of notes payable                                                   716,242            716,242
     Loan payable, officer                                                                   --             65,000
     Line of credit                                                                     174,000                 --
     Liabilities related to discontinued operations                                     553,552            361,722
                                                                                  -------------    ---------------
         Total current liabilities                                                    1,961,486          1,351,919
                                                                                  -------------    ---------------
Long-term debt:
     Obligations under capital lease, less current portion                               88,620             35,257
                                                                                  -------------    ---------------

Stockholders' deficiency:
     Preferred stock, $.01 par value; 500,000 shares authorized;
        none issued                                                                         --                  --
     Common stock, $.08 par value; 20,000,000 shares authorized;
        8,515,125 shares and 5,620,775 shares issued and outstanding
        at December 31, 2003 and 2002, respectively                                     681,210            449,662
     Additional paid-in capital                                                      10,908,983         10,696,416
     Deferred compensation                                                              (35,000)          (330,666)
     Accumulated deficit                                                            (12,773,573)       (11,321,056)
                                                                                  -------------    ---------------
        Total stockholders' deficiency                                               (1,218,380)          (505,644)
                                                                                  -------------    ---------------
                                                                                  $     831,726    $       881,532
                                                                                  =============    ===============



See accompanying notes to consolidated financial statements.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                         2003              2002
                                                                    --------------    ---------------
Revenues                                                          $       --        $           --
                                                                    --------------    ---------------

General and administrative expenses, including non-cash
    compensation expense of $612,281 in 2003 and
    $700,992 in 2002 ($117,015 in 2003 and
    $197,568 in 2002 to officers and directors)                          1,568,179          1,471,758
Depreciation and amortization                                                2,520              1,498
Start-up cost of new business venture                                       61,199             43,100
                                                                    --------------    ---------------
         Total costs and expenses                                        1,631,898          1,516,356
                                                                    --------------    ---------------
Loss from operations                                                    (1,631,898)        (1,516,356)
                                                                    ---------------   ---------------
Other income (expense):
     Equity in net loss of joint venture, D&B                             --                      (37)
     Equity in net income (loss) of joint venture (including
         gain on dissolution in 2003), Tickets2Nite                        414,065            (87,724)
     Interest income                                                            13                461
     Interest expense                                                     (154,066)          (159,652)
                                                                    --------------    ---------------
         Total other income (expense), net                                 260,012           (246,952)
                                                                    --------------    ---------------
Net loss before discontinued operations                                 (1,371,886)        (1,763,308)
                                                                    --------------    ---------------
Income (loss) from discontinued operations:
     Income from discontinued operations                                   238,704            313,203
     Loss from closing down discontinued operations                       (319,335)          (413,499)
                                                                    --------------    ---------------

         Net loss from discontinued operations                             (80,631)          (100,296)
                                                                    --------------    ---------------

Net loss                                                            $   (1,452,517)   $    (1,863,604)
                                                                    ==============    ===============

Loss per common share - basic and diluted                           $        (0.23)   $         (0.41)
                                                                    ==============    ===============
Weighted average common shares outstanding - basic and diluted           6,360,381          4,532,622
                                                                    ==============    ===============


See accompanying notes to consolidated financial statements.

                       CINEMA RIDE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                         Common Stock                                                               Total
                                    -----------------------       Additional                                     Stockholders'
                                      Number                       Paid-in        Deferred       Accumulated       Equity
                                    of Shares      Amount          Capital       Compensation     Deficit        (Deficiency)
                                    -----------  ----------    -------------    ------------ -----------------  ---------------
Balance, January 1, 2002              1,945,900  $  155,672    $   9,323,798     $       --     $   (9,457,452)   $     22,018
Issuance of common stock
    to officers, employees
    and directors for services          618,750      49,500          181,570                                           231,070
Sale of common stock and
    warrants                          2,515,000     201,200          427,550                                           628,750
Issuance of common stock
    to outside consultants              484,000      38,720          208,868                                           247,588
Issuance of warrants to
    officer/employee                                                  32,500                                            32,500
Issuance of warrants to
    outside consultants                                              520,500         (520,500)                              --
Amortization of deferred
    compensation                                                                      189,834                          189,834
Issuance of common stock
    for capital raising                  47,125       3,770           (3,770)                                               --
Issuance of common stock
    for fixed asset                      10,000         800            5,400                                             6,200
Net loss                                                                                            (1,863,604)     (1,863,604)
                                    -----------  ----------    -------------     ------------   --------------    ------------
Balance, December 31, 2002            5,620,775     449,662       10,696,416         (330,666)     (11,321,056)       (505,644)
Issuance of common stock
    to officers, employees
    and directors for services        1,599,500     127,960           38,855                                           166,815
Sale of common stock and
    warrants                            190,000      15,200           32,300                                            47,500
Issuance of common stock
    to outside consultants              295,400      23,632           86,168                                           109,800
Issuance of warrants to
    outside consultants                                               40,000          (40,000)                              --
Amortization of deferred
    compensation                                                                      335,666                          335,666
Issuance of common stock
    for capital raising                   9,450         756             (756)                                               --
Issuance of common stock
    as settlement of a loan
    from Chief Executive
    Officer                             800,000      64,000           16,000                                            80,000
Net loss                                                                                            (1,452,517)     (1,452,517)
                                    -----------  ----------    -------------     ------------   --------------    ------------
Balance, December 31, 2003            8,515,125  $  681,210    $  10,908,983     $    (35,000)  $  (12,773,573)   $ (1,218,380)
                                    ===========  ==========    =============     =============  ==============    ============

          See accompanying notes to consolidated financial statements.

                       CINEMA RIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                        2003             2002
                                                                                    -------------   --------------
Cash flows from operating activities:
     Net loss                                                                       $  (1,452,517)  $(1,863,604)
     Adjustments to reconcile net loss to cash used in
        operating activities:
           Deprecation and amortization                                                     2,520            1,498
           Depreciation and amortization - discontinued operations                        280,880          333,652
           Gain on sale of fixed assets                                                      (294)              --
           Common stock and warrants issued for services                                  612,281          702,992
           Loss on closing down of facilities                                             207,372          388,652
           Loss in equity in joint venture, D&B                                             --                  37
           (Income) loss in equity in joint venture, Tickets2Nite                        (414,065)          87,724
           Amortization of consulting agreement                                                --            7,803
           Amortization of deferred financing costs                                            --           19,574
           Changes in operating assets and liabilities:
              (Increase) decrease in:
                Prepaid expenses and other current assets                                 (15,619)           1,446
                Deposits                                                                  (25,000)              --
                Assets related to discontinued operations                                  35,889            9,255
              Increase (decrease) in:
                Accounts payable and accrued expenses                                     338,152          118,590
                Liabilities related to discontinued operations                            229,333         (205,733)
                                                                                    -------------   --------------
Net cash used in operating activities                                                    (201,068)        (398,114)
                                                                                    -------------   --------------
Cash flows from investing activities:
     Reimbursements from joint venture, Tickets2Nite                                       16,930               --
     Dividends received from joint venture, D&B                                            23,861           81,505
     Investment in joint venture, D&B                                                          --          (39,883)
     Investment in joint venture, Tickets2Nite                                                 --         (202,240)
     Proceeds from sale of fixed assets                                                       294              809
                                                                                    -------------   --------------
Net cash provided by (used in) investing activities                                        41,085         (159,809)
                                                                                    -------------   --------------
Cash flows from financing activities:
     Proceeds from bank line of credit                                                    174,000               --
     Payments on notes payable                                                            (13,737)        (103,725)
     Principal payments under capital lease obligations                                   (33,363)         (37,064)
     Sale of common stock                                                                  47,500          628,750
     Loans from Chief Executive Officer                                                    15,000           65,000
                                                                                    -------------   --------------
Net cash provided by financing activities                                                 189,400          552,961
                                                                                    -------------   --------------
Net increase (decrease) in cash                                                            29,417           (4,962)
Cash, beginning of year                                                                    61,894           66,856
                                                                                    -------------   --------------
Cash, end of year                                                                   $      91,311   $       61,894
                                                                                    =============   ==============
Supplemental disclosures of cash flow information:
     Cash paid for:
       Income taxes                                                                 $       1,389   $        1,110
                                                                                    =============   ==============
       Interest                                                                     $      25,108   $      148,779
                                                                                    =============   ==============

See accompanying notes to consolidated financial statements.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1. Summary of Significant Accounting Policies and Business Activity

Business activity:

Cinema Ride, Inc. (the "Company") was incorporated in Delaware in April 1993. Unless the context otherwise requires, references to the Company in this document refer to Cinema Ride, Inc. and its subsidiaries. Through December 31, 2003, the Company was in the business of developing and operating rides consisting of 3-D motion simulator attractions.

Ride Simulator Business -- During the fiscal year ended December 31, 2003, the Company operated two ride facilities for the entire year, as well as one ride facility in a joint venture through February 15, 2003 (see Note 3). The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow.

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. The consolidated financial statements for the years ended December 31, 2003 and 2002 have been restated to reflect this business as a discontinued operation. A summary of the results of operations of the ride facility business for the years ended December 31, 2003 and 2002 is provided at Note 2.

Las Vegas Business Venture -- The Company owned 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party owned by Hal Kolker ("Kolker"). The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The Operating Agreement specified that the Company would oversee the day-to-day operations of the business venture.

On December 24, 2002, the Company filed a lawsuit against Entasis and Kolker in the Clark County, Nevada District Court (the "Court"). The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of a similar business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Management is currently evaluating the prospects for expansion of this business into other cities throughout the United States and Canada. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. As a result of the dissolution, the Company received cash payments of $368,237 in early January 2004 and $60,912 in February 2004, and expects to receive a final cash payment of approximately of $33,000 in mid-2004, which will thus complete the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets with an aggregate net book value, net of related liabilities, of $120,999.

The Company accounted for this investment under the equity method of accounting, since it did not have majority voting control of Tickets2Nite, LLC. Financial information with respect to the Company's investment in Tickets2Nite, LLC and its results of operations and financial position as of and for the periods ended December 31, 2002 and 2003 are provided at Note 3.

Going concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2003, the Company's ride simulator business was discontinued and its Tickets2Nite joint venture was terminated, and the Company had a net loss of $1,452,517 and negative cash flow from operations of $201,068 for the year ended December 31, 2003, and had a working capital deficiency of $1,853,907 and a stockholders' deficiency of $1,218,380 at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company will require additional capital to fund operating and debt service requirements, as well as to expand its new Las Vegas business venture. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard. During the years ended December 31, 2003 and 2002, the Company raised $47,500 and $628,750 of new capital through the sale of its securities, respectively. The private placement offerings in 2003 and 2002 consisted of units sold at $0.25 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. The Company is continuing its efforts to raise new capital subsequent to December 31, 2003.

To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Consolidation:

All significant intercompany transactions and balances have been eliminated in consolidation.

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets, which range from four to five years.

Income taxes:

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes and result primarily from differences in methods used to amortize production costs.

Fair value of financial instruments:

The carrying amounts of financial instruments, including cash, accounts payable, accrued liabilities and short-term loans approximate fair value because of their short maturity. The carrying amounts of long-term debt and capital lease obligations approximate fair value because the interest rates on these instruments approximate the rate the Company could borrow at December 31, 2003.

Foreign currency translation:

Foreign currency denominated assets and liabilities of the subsidiary where the United States dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency was the United States dollar. The remeasurement of local currency into United States dollars creates a translation adjustment that is included in discontinued operations in the statements of operations. Translation exchange income (loss) in 2003 and 2002 were $(113) and $271.

Revenue recognition:

The Company recognizes revenue at the time that tickets are sold. Accordingly, the Company does not have accounts receivable associated with sales transactions.

Stock-based compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 also encourages, but does not require companies to record compensation cost stock-based employee compensation. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Loss per share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2003 and 2002 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2003 and 2002. At December 31, 2003 and 2002 potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire 5,583,384 shares and 4,904,197 shares, respectively.

Seasonality of business:

Because of the seasonal nature of tourism in Las Vegas, attendance patterns at Las Vegas shows may vary accordingly. The nature and degree of this seasonality varies among Las Vegas shows depending on the time of year, as well as the nature of entertainment alternatives available to audiences. The Company expects that tourist traffic in Las Vegas will be the highest in June through August (the height of the tourist season) and lowest during January and February.

As a result, the Company's results of operations will depend upon sales generated from the peak tourist periods and any significant decrease in sales for such periods could have a material adverse effect upon the Company's operations.

Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising costs:

Advertising costs are charged to operations at the time the costs are incurred. Advertising costs charged to discontinued operations were $24,096 and $77,217 for the years ended December 31, 2003 and 2002, respectively.

Impairment of long-lived assets:

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", established guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded in the period when such impairment is determined.

Recent accounting pronouncements:

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN 45 effective January 1, 2003. The implementation of the provisions of FIN 45 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.


2.   Discontinued Operations

The Company terminated its ride simulator business effective December 31, 2003 (see Note 1). The results of operations of the ride simulator business for the years ended December 31, 2003 and 2002 are presented below.



                                                       2003             2002
                                                  -----------        -----------

    Ticket revenues                               $ 1,755,537        $ 2,225,456
                                                  -----------        -----------

    Direct costs of revenues                        1,018,012          1,255,617
    Selling and marketing expenses                     29,029             84,880
    General and administrative expenses               189,206            256,409
    Depreciation and amortization                     280,880            333,652
                                                  -----------        -----------
    Total costs and expenses                        1,517,127          1,930,558
                                                  -----------        -----------
    Income from discontinued operations               238,410            294,898

    Other income                                          294             18,305
                                                  -----------        -----------

    Net income from discontinued operations       $   238,704       $    313,203
                                                  ===========       ============


During the year ended December 31, 2002, the Company closed its New Jersey ride facility, resulting in a total of $167,377 of closure costs which were charged to operations in 2002.

During the year ended December 31, 2002, the Company closed its Atlanta, Georgia ride facility operated pursuant to its joint venture with Dave & Buster's, Inc., resulting in a total of $246,122 and $19,418 of closure costs which were charged to operations in 2002 and 2003, respectively (see Note 3).

During the year ended December 31, 2003, the Company incurred $299,917 of costs related to the closure of its remaining two ride facilities in Las Vegas, Nevada and Edmonton, Alberta, Canada, which were closed on or about December 31, 2003. The Company is currently engaged in litigation with the former landlord of the Las Vegas ride facility (see Note 11).


3.   Investments in Joint Ventures

Dave & Busters, Inc.:

On May 29, 1998, the Company entered into a three-year joint venture operating agreement with Dave & Buster's, Inc. to install the Company's 3-D motion simulation theater at Dave & Buster's, Inc. facility in Atlanta, Georgia. Each party to the joint venture agreement shared the joint venture's revenues and operating expenses equally. The joint venture agreement also required the Company to be solely responsible for certain administrative expenses. At inception of the joint venture, the Company was responsible for the transportation and installation of the theater. The Company incurred $95,924 in transportation and installation costs relating to this facility in addition to $367,683 in equipment costs. Dave and Buster's, Inc. was responsible for providing the space in its Atlanta, Georgia facility and preparing the premises for installation. The installation was completed and operational on September 14, 1998. The agreement required the Company to own the theater.

During the year ended December 31, 2002, the joint venture had sales of $188,308 and net income of $148,107. After the Company's share of the joint venture's revenues and expenses, the Company incurred certain expenses for which it was solely responsible, of approximately $0 and $87,000 for the years ended December 31, 2003 and 2002, respectively, resulting in equity in net income (loss) of joint venture of $0 and $(37), respectively. The Company received distributions from the joint venture of $0 and $81,505 in 2003 and 2002, respectively.

Although the joint venture agreement was not formally extended subsequent to its expiration, the operations of the joint venture continued on a month-to-month basis until February 15, 2003, when the joint venture ceased operations and was formally terminated. The loss on closing down this facility of $246,122 that related to the impairment of the remaining value of the fixed assets was included in the loss from closing down discontinued operations in the consolidated statement of operations for the year ended December 31, 2002. During 2003, the Company incurred an additional $19,418 with respect to closing down this facility, which has been included in the loss from closing down discontinued operations in the consolidated statement of operations for the year ended December 31, 2003.

Tickets2Nite, LLC:

The Company owned 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party owned by Hal Kolker ("Kolker"). The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The Operating Agreement specified that the Company would oversee the day-to-day operations of the business venture.

The Coca-Cola Company had entered into a Marketing Sponsorship Agreement with Tickets2Nite, LLC, beginning July 1, 2002 and ending June 30, 2007, as a result of which the operations of the new business venture were being marketed as "Coca-Cola Tickets2Nite". As part of the Marketing Sponsorship Agreement, Tickets2Nite, LLC granted The Coca-Cola Company warrants (having a fair value of $250,000) to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant is exercised, as determined by a mutually acceptable investment banking firm. The fair value of the warrants was being amortized over the five year term of the marketing sponsorship agreement.

On December 24, 2002, the Company filed a lawsuit against Entasis and Kolker in the Clark County, Nevada District Court (the "Court"). The lawsuit related to matters concerning the management and funding of the new business venture. Entasis and Kolker funded only $95,000 of its $200,000 equity commitment, and were impermissibly interfering with the operations of the new business venture.

Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. Among other findings, the Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved, and that the net assets be distributed in proportion to the parties' relative investments. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of a similar business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Management is currently evaluating the prospects for expansion of this business into other cities throughout the United States and Canada. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation (see Note 11).

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. As a result of the dissolution, the Company received cash payments of $368,237 in early January 2004 and $60,912 in February 2004, and expects to receive a final cash payment of approximately of $33,000 in mid-2004, which will thus complete the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets with an aggregate net book value, net of related liabilities, of $120,999.

On January 5, 2004, Tickets2Nite, Inc. filed a lawsuit against the Company and Tix4Tonight, LLC asserting that the Company has interfered with the dissolution of Tickets2Nite, LLC and the distribution of its assets. On February 13, 2004, the Company filed a response and counter-claim against Tickets2Nite, Inc. and Kolker denying the allegations in the lawsuit and asserting contractual interference and other improper actions by Kolker.

The Company filed an appeal of the Court's decision with the Nevada Supreme Court, requesting that the lower court be overturned due to its applying an incorrect method of dissolving the partnership. Additionally, the Company has requested that the Nevada Supreme Court grant payment of its legal fees as a result of the breach by Entasis of the Operating Agreement. Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

As a result of the dissolution of Tickets2Nite, LLC, the sub-lease agreement and marketing sponsorship agreement with The Coca-Cola Company did not continue. Accordingly, deferred marketing costs of $175,000 were considered impaired and charged to operations by Tickets2Nite, LLC at December 31, 2003.

The Company's net investment in this business venture aggregated $462,179 at December 31, 2003. The Company accounted for this investment under the equity method of accounting, since it did not have majority voting control of Tickets2Nite, LLC. The Company recorded $240,060 and $(87,724) as its proportionate share of net income (loss) from this business venture for the year ended December 31, 2003 and the period ended December 31, 2002, respectively. Based on the court-ordered dissolution of this business venture, the Company also recorded a gain of $174,005 from the dissolution of this business venture at December 31, 2003, which was based on the Company's proportionate share of capital invested in the business venture. The Company did not receive any distributions from this business venture in 2003 or 2002. Condensed financial information with respect to Tickets2Nite, LLC is provided below


                                TICKETS2NITE, LLC
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                                                  2003                2002
                                                            --------------        ------------
               Current assets                               $      602,882        $    132,904
               Property and equipment, net                          93,746             315,013
               Other assets                                         12,500             225,000
                                                            --------------        ------------
                  Total assets                              $      709,128        $    672,917
                                                            ==============        ============

               Current liabilities                          $        6,726        $     99,466
               Long-term liabilities                                    --             118,241
               Members' equity                                     702,402             455,210
                                                            --------------        ------------
                  Total liabilities and equity              $      709,128        $    672,917
                                                            ==============        ============


                                TICKETS2NITE, LLC
                            STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2003
                       AND PERIOD ENDED DECEMBER 31, 2002


                                                                  2003                2002
                                                            --------------        ------------
           Ticket commissions                               $    1,281,469        $     65,613
                                                             -------------         -----------

           Selling and marketing                                   346,188             119,836
           General and administrative                              203,489             104,156
           Depreciation and amortization                            61,680              10,264
           Write-off of deferred marketing costs                   175,000                  --
                                                            ---------------       ------------
           Total costs and expenses                                786,357             234,256
                                                            --------------        ------------

           Income (loss) from operations                           495,112            (168,643)
           Interest expense                                        (14,992)             (6,804)
                                                            --------------        ------------
           Net income (loss)                                $      480,120        $   (175,447)
                                                            ==============        =============



4.   Line of Credit

During 2003, the Company established a line of credit with a bank for $174,000, with interest payable monthly at the bank's prime rate (4% at December 31, 2003) plus 1%. The line was secured by the Company's assets and was scheduled to mature on December 15, 2004. The line of credit was paid off in January 2004.


5.   Obligations under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging between $155 to $2,506 per month, including interest at rates ranging from 9.0% to 20.3% per annum. These capital leases were entered into primarily for the Company's Las Vegas ticketing business venture. At December 31, 2003, the monthly payments under these leases aggregated $7,469. The leases expire at various dates through 2007. At December 31, 2003, property and equipment included assets under capitalized lease obligations of $141,928, less accumulated amortization of $5,184.

Minimum future lease payments under capital lease obligations for equipment are as follows:

           Years ending December 31:
               2004                                                               $     86,408
               2005                                                                     63,268
               2006                                                                     38,150
               2007                                                                      7,163
                                                                                  ------------
                                                                                       194,989
               Amount representing interest                                            (32,399)
                                                                                  ------------
               Present value of minimum lease payments                                 162,590
               Less current portion relating to continuing operations                   40,180
               Less current portion related to discontinued operations                  27,131
                                                                                  ------------
                                                                                        95,279
               Less portion related to discontinued operations                           6,659
                                                                                  ------------
                                                                                  $     88,620
                                                                                  ============

6.   Notes Payable

Notes payable consisted of the following at December 31, 2003 and 2002:

                                                                                  2003           2002
                                                                             ------------     ------------

           Note payable, Finova                                              $    716,242     $    716,242
           Equipment note payable                                                  36,884           42,708
                                                                             ------------     ------------

                                                                                  753,126          758,950
           Less current portion relating to continuing operations                 716,242          716,242
           Less current portion related to discontinued operations                 36,884           42,708
                                                                             ------------     ------------

                                                                             $         --     $         --
                                                                             ============     ============


Note Payable, Finova - On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc., which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, repayable over a four year period at $40,903 per month with a balloon payment of $157,503. On March 10, 1999, the financing agreement was amended to reduce the monthly payments from $40,903 to $21,789, and to extend the maturity date from January 1, 2001 to January 1, 2004, with no change in the balloon payment of $157,503. The loan bore interest at 16.75% per annum. The financing agreement requires the Company to repurchase the equipment at the end of the lease for $1.00.

Effective June 25, 2001, the Company completed a Second Modification Agreement and Waiver of Defaults with the lender which provided for: (1) the waiver of all prior payment defaults; (2) the reduction of the monthly payment from $21,789 to $10,674, which represented interest only payments at 16.75% per annum; (3) the increase in the principal balance due the lender of accrued interest payable of $50,083; (4) the acceleration of the due date of the loan from the extended due date of January 1, 2004 to March 1, 2002; (5) the repricing of a common stock purchase warrant previously issued to the lender to purchase 12,500 shares of common stock exercisable through December 31, 2003, which reduced the exercise price from $16.00 per share to $1.00 per share; (6) the issuance of common stock purchase warrants to the lender to purchase 25,000 shares of common stock at $0.50 per share and 25,000 shares of common stock at $1.00 per share exercisable through June 25, 2011; (7) the revision of the lender's Warrant Holder Rights Agreement to eliminate demand registration rights; and (8) the agreement by the lender to enter into negotiations with the Company with respect to the refinancing of the balloon payment on or about March 1, 2002, provided that no events of default had occurred.

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

Required monthly payments on the loan were in arrears subsequent to December 31, 2002. The loan was due in full on March 1, 2002, and the Company did not make this balloon payment. As a result, the balance of this loan of $716,241 at December 31, 2003 and 2002 was classified as a current liability in the consolidated financial statements at such dates.

During November 2002, the Company entered into an agreement with the secured lender to settle this obligation for a cash payment of $200,000, of which $50,000 was paid in November 2002, and $150,000 was payable by January 20, 2003. The $50,000 payment was applied to reduce the loan balance at December 31, 2002. The Company has not made any payments on the loan subsequent to December 31, 2002. The Company is continuing settlement discussions with the secured lender.

Equipment Note Payable - On July 18, 2001, the Company entered into an agreement with a sign manufacturer to purchase a sign that had been used in the Company's Las Vegas ride facility business, which had been previously recorded as a capital lease obligation. The loan was collateralized by the sign, bears an annual interest rate of 15% per annum, and requires monthly payments of $2,466. The loan matures in June 2004.

As of December 31, 2003, the Company was in arrears on this loan for five months and was negotiating with the lender to settle this obligation. As a result, the balance of this loan was classified as a current liability and has been included in liabilities related to discontinued operations in the accompanying consolidated balance sheet at December 31, 2003.


7.   Related Party Transactions

During the year ended December 31, 2002, the Company's Chief Executive Officer made short-term advances to the Company aggregating $65,000 for working capital purposes. During the year ended December 31, 2003, the Company's Chief Executive Officer made additional advances to the Company of $15,000. Such advances were unsecured, interest-free and due on demand. On October 10, 2003, such advances were repaid by the Company issuing 800,000 shares of common stock (see Note 9). In addition, on October 10, 2003, the Company issued its Chief Executive Officer 600,000 shares of common stock in exchange for accrued but unpaid compensation of $60,000 (see Note 9). The effective price of $0.10 per share was in excess of the fair market value of $0.01 per share on October 10, 2003.

On November 26, 2003, the Company issued 500,000 shares of common stock to its Chief Executive Officer as a bonus for the successful creation and implementation of the discount ticket business. The fair market value of the 500,000 shares was $50,000, which was charged to operations as general and administrative expense.

On March 13, 2001, the Company granted to its Chief Executive Officer an option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years from the date of vesting or March 13, 2006. The stock option was exercisable in four equal increments at prices ranging from $0.38 per share to $2.00 per share, which was not less than fair market value of the Company's common stock on the date of grant. The stock option was to vest based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which was reached. This stock option was terminated effective November 26, 2003.

Benjamin Frankel, a director of the Company, is a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard. During the years ended December 31, 2003 and 2002, the Company incurred fees to Frankel, Lodgen, Lacher, Golditch, Sardi & Howard of $91,015 and $56,061, respectively, for accounting and tax services.


8.   Income Taxes

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets at December 31, 2003 and 2002 as follows:


                                                 2003            2002
                                             -------------  -------------
    Net operating loss carryfoward           $   3,196,000  $   3,332,000
    Less valuation allowance                    (3,196,000)    (3,332,000)
                                             -------------- -------------
                                             $          --  $          --
                                             =============  =============

The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets. As of December 31, 2003, for Federal income tax purposes, the Company has approximately $9,400,000 in net operating loss carryforwards expiring through 2023. As of December 31, 2003, for California state tax purposes, the Company has approximately $2,500,000 in net operating loss carryforwards expiring through 2013.

Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of an "ownership change". The Company has determined that there will be significant limitations on the future utilization of its net operating loss carryforwards for Federal income tax purposes due to ownership changes.

Reconciliation of the effective income tax rate to the United States statutory rate for the years ended December 31, 2003 and 2002 is as follows:


                                                     2003                  2002
                                              ---------------       ---------------
    Tax expense at the United States
         statutory income tax rate                    (34.0)%               (34.0)%
    Increase in the valuation allowance                34.0                  34.0
                                              ---------------       ---------------
    Effective income tax rate                            -- %                  -- %
                                              ===============       ===============


9.   Capital Transactions

Agreement with Financial Advisory Firm:

Effective as of January 3, 2002, the Company entered into a two-year agreement with a financial advisory firm, Gang Consulting Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. During the year ended December 31, 2002, the Company issued 280,000 shares of common stock to such firm with a fair market value of $168,950, which was charged to operations as general and administrative expense. During the year ended December 31, 2003, the Company issued 200,000 shares of common stock to such firm with a fair market value of $84,000, which was charged to operations as general and administrative expense. The Company also paid $20,000 and $30,000 to such firm during the years ended December 31, 2002 and 2003.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per share. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option-pricing model as $496,000 and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the consolidated balance sheet. This amount was charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. Accordingly, for the years ended December 31, 2002 and 2003, $165,333 and $330,667 was charged to operations as general and administrative with respect to such warrants.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to pay a finder's fee to such firm with respect to the private placement of its equity securities by issuing shares of common stock equivalent to 3% of the total equity capital raised, calculated at $0.50 per share. During the year ended December 31, 2002, the Company issued 37,125 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $2,970) and charged to additional paid-in capital. During the year ended December 31, 2003, the Company issued 2,850 shares of common stock to such firm, which were recorded at par value of $0.08 per share (aggregate amount $228) and charged to additional paid-in capital.

During the year ended December 31, 2003, the Company also issued 15,400 shares of common stock to such firm as a reimbursement for expenses. The aggregate fair market value of such shares of $7,700 was charged to operations as general and administrative expense.

Other Equity Based Transactions During the Year Ended December 31, 2003:

During the year ended December 31, 2003, the Company sold 190,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $47,500 of equity capital. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

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

During the year ended December 31, 2003, the Company issued 20,000 shares of common stock to its insurance agent for services rendered with an aggregate value of $10,200, which was charged to operations as general and administrative expense.

On January 27, 2003, the Company issued 30,000 shares of common stock to two consultants for consulting services rendered with respect to the Company's new Las Vegas business venture. The aggregate value of such securities was $16,500, which was charged to operations during the year ended December 31, 2003.

On February 24, 2003, the Company issued 16,600 shares of common stock to two consultants for capital raising services, which were recorded at par value of $0.08 per share (aggregate amount $1,328) and charged to additional paid-in capital.

On May 28, 2003, the Company issued 10,000 shares of common stock to its legal counsel for legal services with an aggregate value of $5,000, which was charged to operations as general and administrative expense

On July 9, 2003, the Company issued 90,000 shares of common stock to certain of its employees (including 50,000 shares to the Company's Vice President of Operations) for services rendered with an aggregate value of $11,700, which was charged to operations as general and administrative expense.

On October 10, 2003, the Company entered into a two year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006 in monthly installments of 16,667 shares. The fair value of such warrant was calculated pursuant to the Black-Scholes option-pricing model as $40,000 and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the consolidated balance sheet. This amount is being charged to operations as general and administrative expense over the 2 year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the year ended December 31, 2003, $5,000 was charged to operations as general and administrative with respect to such warrant. If the consulting agreement is terminated after the initial eight month period, the portion of the warrants that has not become exercisable will be cancelled.

On November 26, 2003, the Company issued 200,000 shares to certain employees (including 100,000 shares to the Company's Vice President of Operations) for services rendered with an aggregate value of $20,000, which was charged to operations as general and administrative expense.

On November 26, 2003, the Company issued 100,000 shares of common stock to each of its two non-employee directors for services rendered. The aggregate fair market value of the 200,000 shares was $20,000, which was charged to operations as general and administrative expense.

On November 26, 2003, the Company issued 50,000 shares of common stock to a consultant for services rendered with a fair market value of $5,000, which was charged to operations as general and administrative expense.

During the year ended December 31, 2003, the Company issued 9,500 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $5,115, which was charged to operations as general and administrative expense. The shares were issued pursuant to a bonus provision of such officer's employment agreement, which provides for the issuance of 5% of the shares issued in a private placement.

On October 10, 2003, the Company issued 1,400,000 shares of common stock to its Chief Executive Officer as repayment of obligations aggregating $140,000 to the Company's Chief Executive Officer, consisting of advances of $80,000 and accrued compensation of $60,000, equivalent to $0.10 per share. The effective price of $0.10 per share was in excess of the fair market value of $0.01 per share on October 10, 2003.

On November 26, 2003, the Company issued 500,000 shares of common stock to its Chief Executive Officer as a bonus for the successful creation and implementation of the discount ticket business. The fair market value of the 500,000 shares was $50,000, which was charged to operations as general and administrative expense.

During the year ended December 31, 2003, the Company cancelled 30,000 shares of common stock previously issued to an outside consultant with a fair market value of $18,600, which was credited to operations as general and administrative expense.

Other Equity Based Transactions During the Year Ended December 31, 2002:

During the year ended December 31, 2002, the Company sold 2,515,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating $628,750 of equity capital. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

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

The Company issued 50,000 warrants to a consultant for services valued at $24,500, which was charged to operations during the year ended December 31, 2002.

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

A summary of warrant activity for the fiscal years ended December 31, 2002 and 2003 is as follows:


                                                                          Weighted
                                                         Number           average
                                                         of               exercise
                                                         warrants         price
                                                         --------         --------
    Balance outstanding, January 1, 2002                  681,009          $0.35

    Warrants granted                                    3,515,000           0.88
    Warrants exercised                                         --             --
    Warrants expired                                           --             --
                                                        ---------
    Balance outstanding, December 31, 2002              4,196,009           0.77

    Warrants granted                                      841,500           0.31
    Warrants exercised                                         --             --
    Warrants expired                                       (3,125)          2.24
                                                        ---------
    Balance outstanding, December 31, 2003              5,034,384          $0.69
                                                        =========           ====

10.   Stock-Based Compensation Plans

At December 31, 2003, the Company had various stock-based compensation plans, which are described below.

Employee Stock Option Plan:

In June 1994, prior to the Company's September 1994 initial public offering, the Company adopted a Stock Option Plan (the "Option Plan") for officers, employees, directors and consultants of the Company or its subsidiaries. The Option Plan authorizes the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 112,500 shares of the Company's common stock. The Option Plan provides that options granted will generally be exercisable at any time during a ten-year period (five years for a stockholder owning in excess of 10% of the Company's common stock). The exercise price for non-qualified stock options shall not be less than the par value of the Company's common stock. The exercise price for incentive stock options shall not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value of the Company's common stock on the date of grant for a stockholder owning in excess of 10% of the Company's common stock). There were options to purchase 1,500 shares of common stock outstanding under the Option Plan at December 31, 2003. The Option Plan expired on December 31, 2003.

1995 Directors' Stock Option Plan:

In December 1995, the Company adopted a Directors Stock Option Plan (the "Directors Option Plan") for non-employee directors of the Company. The Directors Option Plan was approved by the Company's stockholders at the Annual

Meeting of Stockholders held on June 14, 1996. The Directors Option Plan will expire on December 31, 2004. The Directors Option Plan authorizes the granting of non-qualified stock options to purchase an aggregate of not more than 12,500 shares of the Company's common stock. The Director's Option Plan provides that options granted will be exercisable during a ten year period and will vest on a cumulative basis as to one third of the total number of shares covered thereby at any time after one year from the date the option is granted and an additional one-third of such total number of shares at any time after the end of each consecutive one year period thereafter until the option has become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options shall be the fair value of the Company's common stock at the date of the grant. There were options to purchase 12,500 shares of common stock outstanding under the Directors Option Plan at December 31, 2003. There are no options available for issuance under the Directors Option Plan at December 31, 2003.

During the years ended December 31, 2002 and 2003, no stock options under the Option Plan were granted to officers of the Company. During the years ended December 31, 2002 and 2003, no stock options under the Directors Option Plan were granted to directors.

A summary of option activity during the years ended December 31, 2002 and 2003 is as follows (including both plan and non-plan options):


                                                                           Weighted
                                                         Number            average
                                                         of                exercise
                                                         options           price
                                                         -------           --------
    Balance outstanding, January 1, 2002                 708,188              $0.36
    Options granted                                            -                  -
    Options exercised                                          -                  -
    Options expired                                            -                  -
                                                         -------
    Balance outstanding, December 31, 2002               708,188               0.36
    Options granted                                            -
    Options exercised                                          -                  -
    Options expired                                     (159,188)              0.40
                                                         -------
        Balance outstanding, December 31, 2003
           (all exercisable)                             549,000              $0.35
                                                         =======               ====

Information relating to stock options at December 31, 2003 summarized by exercise price is as follows:

                                              Outstanding                                       Exercisable
                          -----------------------------------------------          ------------------------------
Exercise Price                                   Life            Exercise                        Weighted Average
Per Share                 Shares               (Years)            Price             Shares        Exercise Price
---------                 ------               -------            -----             ------        --------------
$0.50                    300,000                  1.7             $0.50            300,000           $0.50
$0.39                      4,000                  4.3             $0.39              4,000           $0.39
$0.38                     10,000                  8.0             $0.38             10,000
$0.25                     25,000                  2.0             $0.25             25,000           $0.25
$0.15                    210,000                  3.0             $0.15            210,000           $0.15
                         -------                                                   -------
$0.15 - $0.50            549,000                  2.6             $0.35            549,000           $0.35
                         =======                  ===              ====            =======            ====

All stock options and warrants issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2003 and 2002 would have been as presented below:


                                       Years ended December 31,
                                   --------------------------------
                                    2003                      2002
                                    ----                      ----
Net loss:
                  As reported       $(1,452,517)              $(1,863,604)
                  Pro forma         $(1,507,205)              $(1,988,079)

Loss per share:
                  As reported       $(0.23)                   $(0.42)
                  Pro forma         $(0.24)                   $(0.44)

The fair value of options granted are estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002: expected life of 5 years: expected volatility of 256%, risk-free interest rate of 6.1%, and a 0% dividend yield. There were no options issued in 2003.


11.   Commitments

Lease Commitments:

The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company's wholly-owned subsidiary, Tix4Tonight, leases retail space for its facilities in Las Vegas, Nevada. The leases are operating leases, and certain of the leases contain rent escalations. Deferred rent relating to the rent escalations at December 31, 2003 and 2002 was $0 and $27,949, respectively.

Minimum future rental payments under current lease commitments are as follows:

        Years ending December 31:
        -------------------------
               2004                       $    193,322
               2005                             28,014
                                          ------------
                                          $    221,336
                                          ============

The Company had leased retail spaces for its ride facilities in Las Vegas, Nevada and Edmonton, Alberta, Canada; however, these facilities were closed as of December 31, 2003. The Company's lease for its ride facility in Edmonton was terminated with no further liability by the Company at December 31, 2003. The Company's remaining obligation subsequent to December 31, 2003 under its Las Vegas lease, the primary term of which continues through December 31, 2004, totals approximately $480,000. As described below at "Litigation", the Company is currently in litigation with respect to its former Las Vegas ride facility. As a result of such litigation, the Company has not accrued the remaining obligation under its Las Vegas lease and has not included such amount in the minimum future rental payment schedule presented above.

Employment Agreement:

The Company's employment agreement with its Chief Executive Officer expired on August 31, 2003.

Severance Agreement:

Effective May 13, 1998, the Company entered into a severance agreement with its Chief Executive Officer that provides for certain compensation to such executive officer in the event of a change in control of the Company. The term of the severance agreement was through June 30, 1999, at which time it was automatically extended for one year periods commencing on July 1, 1999 and on each subsequent July 1, unless the Company gives notice not later than December 31 of the preceding year that it does not wish to extend the severance agreement. A change in control of the Company is defined as: (a) the acquisition by any person or entity of 20% or more of the Company's voting equity securities; (b) a change in control of the Board of Directors; or (c) a merger or consolidation of the Company with any other entity, unless the shareholders of the Company prior to the merger or consolidation continue to represent at least 80% of the combined voting power of the merged entity. In the event of a change in control, among other compensation and benefits, the severance agreement entitles the Chief Executive Officer to receive a severance payment of five times his current annual salary upon his termination without cause.

Retirement Plan:

The Company has a 401(k) retirement plan that covers substantially all employees of the Company. Under the plan, participants may defer the receipt of up to 12% of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to the sum of 25% of each dollar deferred, limited to 1% of the participants' compensation. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense was $1,912 and $3,968 for the years ended December 31, 2003 and 2002, respectively.

Litigation:

At December 31, 2003, the Company was involved in the following legal proceedings:

The Company's Las Vegas ride facility was located at the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"). The Forum Shops is a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel on the Las Vegas "Strip". The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow.

Since early 2003, the Forum Shops has been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believed negatively impacted customer traffic and thus revenues at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility (approximately $40,000 per month) during mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. The Company believes it has meritorious claims against the Forum Shops, and has filed counter-claims and intends to vigorously defend itself against this lawsuit. As this litigation is in its initial stages, the Company is currently unable to predict its ultimate resolution.

At December 31, 2003, the Company had accrued approximately $393,000 for unpaid rent on the Las Vegas ride facility through December 31, 2003, which has been included in liabilities related to discontinued operations in the accompanying consolidated balance sheet at December 31, 2003.

Las Vegas Business Venture:

The Company owned 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party owned by Hal Kolker ("Kolker"). The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The Operating Agreement specified that the Company would oversee the day-to-day operations of the business venture.

On December 24, 2002, the Company filed a lawsuit against Entasis and Kolker in the Clark County, Nevada District Court (the "Court"). The lawsuit related to matters concerning the management and funding of the new business venture. Entasis and Kolker funded only $95,000 of its $200,000 equity commitment, and were impermissibly interfering with the operations of the new business venture.

Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. Among other findings, the Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of a similar business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Management is currently evaluating the prospects for expansion of this business into other cities throughout the United States and Canada. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

On January 5, 2004, Tickets2Nite, Inc. filed a lawsuit against the Company and Tix4Tonight, LLC asserting that the Company has interfered with the dissolution of Tickets2Nite, LLC and the distribution of its assets. On February 13, 2004, the Company filed a response and counter-claim against Tickets2Nite, Inc. and Kolker denying the allegations in the lawsuit and asserting contractual interference and other improper actions by Kolker.

The Company filed an appeal of the Court's decision with the Nevada Supreme Court, requesting that the lower court be overturned due to its applying an incorrect method of dissolving the partnership. Additionally, the Company has requested that the Nevada Supreme Court grant payment of its legal fees as a result of the breach by Entasis of the Operating Agreement.

Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

12.   Non-Cash Financing and Investing Activities

The following non-cash financing and investing transactions occurred during the years ended December 31, 2003 and 2002:


                                                                        2003               2002
                                                                     -----------       -----------
    Common stock issued for loan payable to officer                  $    80,000       $        --
    Issuance of common stock to outside consultant in
      equity transaction                                             $       756       $     3,770
    Conversion of accounts payable to notes                          $     7,913       $    45,906
    Acquisition of capital lease assets and related obligation       $        --       $    13,257
    Issuance of common stock for fixed assets                        $        --       $     4,200
    Acquisition of fixed asset with loan                             $        --       $    32,682
    Investment in joint venture funded with capital lease            $        --       $    55,352
    Return of capital from joint venture, Tickets2Nite               $   132,890       $        --
    Investment in subsidiary funded with fixed assets
      and capital lease                                              $   132,890       $        --


                                INDEX TO EXHIBITS

Exhibit
Number      Description of Document
------      -----------------------

 3.1        Certificate of Incorporation, as amended. (1)(P)
 3.2        Bylaws of the Company. (1)(P)
10.1        Cinema Ride, Inc. Stock Option Plan. (1)(P)(C)
10.2        Master Equipment Lease Agreement between the Company and
            Finova Technology Finance, Inc. dated December 12, 1996. (2)
10.3        Amendment to Master Equipment Lease Agreement between the Company and Finova Technology Finance, Inc. dated March 10, 1999. (3)
10.4        1995 Directors Stock Option Plan. (3) (C)
10.5        Amendment No. 1 to Warrant Certificate issued to Finova Capital
            Corporation to purchase 12,500 shares of common stock at $1.00 per share. (4)
10.6        Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $0.50 per share. (4)
10.7        Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $1.00 per share. (4)
10.8        Warrant Holder Rights Agreement between the Company and Finova
            Capital Corporation. (4)
10.9        Second Modification Agreement and Waiver of Defaults between the
            Company and Finova Capital Corporation dated June 25, 2001. (4)
10.10       2003 Consultant Stock Option Plan. (5)
14          Code of Ethics. (6)
21          Subsidiaries of the Registrant. (3)
23          Consent of Weinberg & Company, P.A. (6)
31          Certification of Chief Executive Officer/Chief Financial
            Officer. (6)
32          Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002. (6)

-----------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, and incorporated herein by reference.
(2) Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on January 28, 1997, and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Company's Registration Statement on Form S-8, which was filed with the Securities and Exchange Commission on March 3, 2004, and incorporated herein by reference.
(6) Filed herein.


(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-KSB.

(C) Indicates compensatory plan, agreement or arrangement.