Form 10QSB
period 2004-03-31
CINEMA RIDE INC
filed 2004-06-04
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2004

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

          12001 Ventura Place, Suite 340, Studio City, California 91604
          -------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (818) 761-1002

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2004, the Company had 8,915,125 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets - March 31, 2004 (Unaudited) and December 31, 2003

        Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2004 and 2003

        Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2004 and 2003

        Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2004 and 2003

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2. Changes in Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities

  Item 3.  Defaults Upon Senior Securities

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


                       Cinema Ride, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                            March 31,      December 31,
                                              2004             2003
                                           -----------     ------------
                                           (Unaudited)

ASSETS

Current assets:
  Cash                                    $    69,864       $   91,311
  Prepaid accounting fee to
    related party                              87,845             -
  Other current assets                         29,013           16,268
                                           ----------        ---------
Total current assets                          186,722          107,579
                                           ----------        ---------

Property and equipment:
  Office equipment and furniture              159,451          156,586
  Equipment under capital lease               141,928          141,928
  Leasehold improvements                       41,835           14,662
                                           ----------        ---------
                                              343,214          313,176

  Less accumulated depreciation               (96,937)         (81,825)
                                           ----------        ---------
                                              246,277          231,351
                                           ----------        ---------

Other assets:
  Assets related to discontinued
    operations                                    821              588
  Investment in terminated joint
    venture - Tickets2Nite                     24,088          462,179
  Deposits                                     40,029           30,029
                                           ----------        ---------
                                               64,938          492,796
                                           ----------        ---------
Total assets                              $   497,937       $  831,726
                                           ==========        =========



                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                            March 31,      December 31,
                                              2004             2003
                                           -----------     ------------
                                           (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    liabilities                           $   390,606      $   351,137
  Accrued interest payable, note
    payable to secured lender                 164,345          126,375
  Current portion of note
    payable to secured lender                 716,242          716,242
  Current portion of capital
    lease obligations                          41,670           40,180
  Bank line of credit                            -             174,000
  Liabilities related to
    discontinued operations                   471,760          553,552
                                           ----------       ----------
Total current liabilities                   1,784,623        1,961,486
                                           ----------       ----------

Non-current liabilities:
  Capital lease obligations,
    less current portion                       77,626           88,620
                                           ----------       ----------


Commitments and contingencies


Stockholders' deficiency:
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                                  -                -
Common stock, $0.08 par value -
  Authorized - 20,000,000 shares
  Issued and Outstanding -
  8,890,125 shares and 8,515,125
  shares at March 31, 2004 and
  December 31, 2003, respectively             711,210          681,210
Additional paid-in capital                 11,066,733       10,908,983
Deferred compensation                         (30,000)         (35,000)
Accumulated deficit                       (13,112,255)     (12,773,573)
                                           ----------       ----------
Total stockholders' deficiency             (1,364,312)      (1,218,380)
                                           ----------       ----------
Total liabilities and
  stockholders' deficiency                $   497,937      $   831,726
                                           ==========       ==========




     See accompanying notes to condensed consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                2004               2003
                                             ---------          ---------
Commissions and fees on gross
  ticket sales of $1,124,179                 $ 290,696          $   -
                                               -------            -------

Costs and expenses:
  Direct costs of revenues                     157,872              -
  Selling and marketing expenses                95,774              -
  General and administrative
    expenses, including non-cash
    compensation expense of $30,750
    in 2004 and $114,282 in 2003
    ($0 in 2004 and $5,115 in 2003
    to officers and directors)                 270,012            364,942
  Depreciation and amortization                 15,112                630
  Start-up costs of Tickets2Nite
    business venture, including
    non-cash costs of $16,500 in 2003             -                19,349
                                               -------            -------
  Total costs and expenses                     538,770            384,921
                                               -------            -------
Loss from operations                          (248,074)          (384,921)
                                               -------            -------

Other income (expense):
  Equity in net income of terminated
    joint venture - Tickets2Nite                  -                37,521
  Interest income                                    9                  5
  Interest expense                             (47,680)           (36,003)
                                               -------            -------
  Total other income (expense), net            (47,671)             1,523
                                               -------            -------
Net loss before discontinued operations       (295,745)          (383,398)
                                               -------            -------

Loss from discontinued operations:
  Loss from discontinued operations               -                (9,779)
  Loss from closing down discontinued
    operations                                 (42,937)           (21,571)
                                               -------            -------
Net loss from discontinued operations          (42,937)           (31,350)
                                               -------            -------
Net loss                                     $(338,682)         $(414,748)
                                               =======            =======

Net loss per common share -
 basic and diluted:
    From continuing operations                  $(0.03)            $(0.07)
    From discontinued operations                 (0.01)               -
                                                  ----               ----
    Net loss                                    $(0.04)            $(0.07)
                                                  ====               ====

Weighted average number of
  common shares outstanding -
  basic and diluted                          8,552,625          5,770,417
                                             =========          =========

     See accompanying notes to condensed consolidated financial statements.

                      Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                             Three Months Ended March 31,
                                             ----------------------------
                                               2004                2003
                                             ---------          ---------
Cash flows from operating activities:
Net loss                                     $(338,682)         $(414,748)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                 15,112                630
  Depreciation and amortization -
    discontinued operations                       -                80,877
  Common stock issued for services              25,750             48,116
  Amortization of deferred compensation          5,000             82,666
  Equity in net income of terminated
    joint venture - Tickets2Nite                  -               (37,521)
  Changes in operating assets and
    liabilities:
    (Increase) decrease in:
      Other current assets                     (12,745)           (15,300)
      Deposits                                  (5,000)              -
      Assets related to
        discontinued operations                   (233)            19,786
    Increase (decrease) in:
      Accounts payable and
        accrued liabilities                    113,624             85,584
      Accrued interest payable, note
        payable to secured lender               37,970             29,695
      Liabilities related to
        discontinued operations                (81,792)             4,253
                                               -------            -------
Net cash used in operating activities         (240,996)          (115,962)
                                               -------            -------

Cash flows from investing activities:
  Distributions and reimbursements from
    terminated joint venture - Tickets2Nite    433,091             10,991
  Distributions received from terminated
    joint venture - D&B                           -                23,861
  Purchases of property and equipment          (30,038)              -
                                               -------            -------
Net cash provided by investing activities      403,053             34,852
                                               -------            -------

Cash flows from financing activities:
  Repayment of bank line of credit            (174,000)              -
  Principal payments on capital
    lease obligations                           (9,504)            (2,248)
  Sale of equity securities                       -                47,500
  Loan from officer                               -                15,000
                                               -------            -------
Net cash provided by (used in)
  financing activities                        (183,504)            60,252
                                               -------            -------
Cash:
  Net decrease                                 (21,447)           (20,858)
  At beginning of period                        91,311             61,894
                                               -------            -------
  At end of period                           $  69,864          $  41,036
                                               =======            =======

     See accompanying notes to condensed consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2004 and 2003


1.   Organization and Basis of Presentation

Basis of Presentation - The condensed consolidated financial statements include the operations of Cinema Ride, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003. The consolidated balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

Ride Simulator Business -- During the fiscal year ended December 31, 2003, the Company operated two ride facilities for the entire year, as well as one ride facility in a joint venture through February 15, 2003 (see Note 3). The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow, although the Company also derived substantial economic benefit from its investment in its Las Vegas half-price show ticketing business venture in 2003 (see Note 4).

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. The consolidated financial statements for the three months ended March 31, 2003 have been restated to reflect this business as a discontinued operation. A summary of the results of operations of the ride facility business for the three months ended March 31, 2004 and 2003 is provided at Note 3.

Las Vegas Business Venture - The Company owned 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party owned by Hal Kolker ("Kolker"). The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The Operating Agreement specified that the Company would oversee the day-to-day operations of the business venture.

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

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. As a result of the dissolution, the Company received cash payments of $438,091 during the three months ended March 31, 2004, and expects to receive a final cash payment of approximately of $24,000 in mid-2004, which will thus complete the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

The Company accounted for this investment under the equity method of accounting, since it did not have majority voting control of Tickets2Nite, LLC. Financial information with respect to the Company's investment in Tickets2Nite, LLC and its results of operations and financial position as of and for the three months ended March 31, 2003 are provided at Note 4.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

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

Revenue Recognition and Presentation - The Company's Las Vegas half-price show ticketing business recognizes revenue from the sale of show tickets provided by various Las Vegas shows. The Company recognizes revenue only with respect to the ticket commissions and fees that it earns in such transactions. For the three months ended March 31, 2004, gross ticket sales on which the Company's commissions and fees were based were $1,124,179.

Reclassification - Certain amounts have been reclassified in 2003 to conform to the presentation in 2004.

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2003, the Company's ride simulator business was discontinued and its Tickets2Nite joint venture was terminated, and the Company had a net loss of $1,452,517 and negative cash flow from operations of $201,068 for the year ended December 31, 2003, and had a working capital deficiency of $1,853,907 and a stockholders' deficiency of $1,218,380 at December 31, 2003.

As a result of the conditions described above, the Company's independent auditors have included an explanatory paragraph in their opinion on the Company's 2003 financial statements indicating that there is substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the three months ended March 31, 2004, the Company incurred a further net loss of $338,682 and had a working capital deficiency of $1,597,901 and a stockholders' deficiency of $1,364,312 at March 31, 2004. The Company will require additional capital to fund operating and debt service requirements, as well as to expand its new Las Vegas business venture. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Net Loss Per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months ended March 31, 2004 and 2003. At March 31, 2004 and 2003, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire 5,583,384 shares and 4,904,197 shares, respectively.

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

Pro Forma Financial Disclosure - The fair value of stock options and warrants granted by the Company has been estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options and warrants been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations would have been as follows:

For the three months ended March 31, 2004 and 2003, the Company would have recorded $0 and $31,194 as additional compensation expense, resulting in a net loss of $338,682 and $445,942, respectively, and a net loss per common share of $(0.04) and $(0.08), respectively.

2.   Recent Accounting Pronouncements

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


3.   Discontinued Operations

The Company terminated its ride simulator business effective December 31, 2003 and closed its two remaining ride facilities in Las Vegas, Nevada and Edmonton, Alberta, Canada (see Note 1). The Company is currently engaged in litigation with the former landlord of the Las Vegas ride facility (see Note 7).

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

The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, the Company wrote-off certain fixed assets related to such ride facility and certain direct costs related to such closure at December 31, 2002. During the three months ended March 31, 2003, the Company incurred an additional $21,571 with respect to closing down this facility, which has been included in the loss from closing down discontinued operations in the consolidated statement of operations for the three months ended March 31, 2003. The Company did not receive any distributions from this joint venture in 2003.

Condensed financial information with respect to the operations of the ride simulator business for the three months ended March 31, 2003 is presented below.


               Ticket revenues                           $403,662
                                                          -------

               Direct costs of revenues                   286,150
               Selling and marketing expenses              10,624
               General and administrative expenses         35,790
               Depreciation and amortization               80,877
                                                          -------
               Total costs and expenses                   413,441
                                                          -------

               Loss from discontinued operations           (9,779)
               Loss from closing down discontinued
                 operations - D&B                         (21,571)
                                                          -------
               Net loss from discontinued operations     $(31,350)
                                                          =======

The Company incurred a loss for the three months ended March 31, 2004 for closing down the operations discontinued at December 31, 2003 of $42,937.

4. Investment in Tickets2Nite, LLC

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

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. As a result of the dissolution, the Company received cash payments of $438,091 during the three months ended March 31, 2004, and expects to receive a final cash payment of approximately $24,000 in mid-2004, which will thus complete the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

The Company's net investment in this business venture aggregated $24,088 and $462,179 at March 31, 2004 and December 31, 2003, respectively. The Company accounted for this investment under the equity method of accounting, since it did not have majority voting control of Tickets2Nite, LLC. The Company recorded $37,521 as its proportionate share of net income from this business venture for the three months ended March 31, 2003. The Company did not receive any distributions from this business venture in 2003. Condensed financial information with respect to Tickets2Nite, LLC is presented below.


                                Tickets2Nite, LLC
                            Balance Sheet (Unaudited)
                                December 31, 2003


        Current Assets                               $ 602,882
        Property and equipment, net                     93,746
        Other assets                                    12,500
                                                       -------
          Total assets                               $ 709,128
                                                       =======

        Current liabilities                          $   6,726
        Members' equity                                702,402
                                                       -------
          Total liabilities and equity               $ 709,128
                                                       =======


                                Tickets2Nite, LLC
                       Statement of Operations (Unaudited)
                        Three Months Ended March 31, 2003


        Ticket commissions                           $ 195,550
                                                       -------

        Selling and marketing                           64,322
        General and administrative                      36,098
        Depreciation and amortization                   15,420
                                                       -------
        Total costs and expenses                       115,840
                                                       -------

        Income from operations                          79,710
        Interest expense                                 4,668
                                                       -------
        Net income                                   $  75,042
                                                       =======



5.   Note Payable to Primary Secured Lender

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

Required monthly payments on the loan were in arrears subsequent to December 31, 2002. The loan was due in full on March 1, 2002, but the Company did not make this balloon payment. As a result, the principal balance of this loan of $716,241 at March 31, 2004 and December 31, 2003 was classified as a current liability in the consolidated financial statements at such dates. Accrued interest payable on this loan was $164,345 and $126,375 at March 31, 2004 and December 31, 2003, respectively.

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

6.   Loan Payable, Officer

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


7.   Legal Proceedings

At March 31, 2004, the Company was involved in the following legal proceeding:

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

At December 31, 2003 and March 31, 2004, the Company had accrued approximately $393,000 for unpaid rent on the Las Vegas ride facility through December 31, 2003, which has been included in liabilities related to discontinued operations in the consolidated balance sheets at March 31, 2004 and December 31, 2003. The Company's remaining obligation subsequent to December 31, 2003 under its Las Vegas lease, the primary term of which continues through December 31, 2004, totals approximately $480,000. As a result of the ongoing litigation with the Forum Shops, the Company has not accrued the remaining obligation under its Las Vegas lease.


8. Equity-Based Transactions

Agreement with Financial Advisory Firm:

Effective as of January 3, 2002, the Company entered into an agreement with a financial advisory firm, Gang Consulting Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. The initial term of the agreement was through December 31, 2003. During the three months ended March 31, 2003, the Company issued 50,000 shares to such firm with a fair market value of $26,500, which was charged to operations as general and administrative expense. During the three months ended March 3, 2004, the Company issued 75,000 shares to such firm with a fair market value of $25,750, which was charged to operations as general and administrative expense.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per share. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option pricing model as $496,000, and was charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. For the three months ended March 31, 2003, $82,667 was charged to operations as general and administrative expense with respect to the amortization of such warrants.

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

Three Months Ended March 31, 2004:

On December 11, 2003, the Company adopted the 2003 Consultant Stock Plan (the "Consultant Stock Plan"). The purpose of the Consultant Stock Plan is to advance the interests of the Company by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services the Company is substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of capital stock of the Company. Consultants or advisors are eligible to receive grants under the plan program only if they are natural persons providing bona fide consulting services to the Company or its subsidiaries, with the exception of any services they may render in connection with the offer and sale of the Company's securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for the Company's securities.

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

Effective March 29, 2004, the Company issued 300,000 shares of common stock under the 2003 Consultant Stock Plan to Benjamin Frankel, a director of the Company, for accounting services. The aggregate fair market value of such shares on the date of issuance was $162,000 ($0.54 per share), of which $74,155 was applied to reduce the Company's related accounts payable balance and $87,845 was classified as prepaid accounting fee to related party in the consolidated balance sheet at March 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

During the fiscal year ended December 31, 2003, the Company operated two ride facilities for the entire year, as well as one ride facility in a joint venture through February 15, 2003. The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow, although the Company also derived substantial economic benefit from its investment in its Las Vegas half-price show ticketing business venture in 2003 (see "Tickets2Nite Business Venture" below).

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. The consolidated financial statements for the three months ended March 31, 2003 have been restated to reflect this business as a discontinued operation. A summary of the results of operations of the ride facility business for the three months ended March 31, 2004 and 2003 is provided below at "Discontinued Operations".

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

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. As a result of the dissolution, the Company received cash payments of $438,091 during the three months ended March 31, 2004, and expects to receive a final cash payment of approximately $24,000 in mid-2004, which will thus complete the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

The Company accounted for this investment under the equity method of accounting, since it did not have majority voting control of Tickets2Nite, LLC. Financial information with respect to the results of operations of Tickets2Nite, LLC for the three months ended March 31, 2003 is presented below at "Tickets2Nite Business Venture".

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

As a result of the conditions described above, the Company's independent auditors have included an explanatory paragraph in their opinion on the Company's 2003 financial statements indicating that there is substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the three months ended March 31, 2004, the Company incurred a further net loss of $338,682 and had a working capital deficiency of $1,597,901 and a stockholders' deficiency of $1,364,312 at March 31, 2004. The Company will require additional capital to fund operating and debt service requirements, as well as to expand its new Las Vegas business venture. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

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

Revenue Recognition and Presentation:

The Company's Las Vegas half-price show ticketing business recognizes revenue from the sale of show tickets provided by various Las Vegas shows. The Company recognizes revenue only with respect to the ticket commissions and fees that it earns in such transactions.

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment. At March 31, 2004 and December 31, 2003, the net value of property and equipment was $246,277 and $231,351, respectively. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

Results of Operations:

Three Months Ended March 31, 2004 and 2003 -

For the three month ended March 31, 2004, the Company's only source of operating revenues was from its wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which commenced the operations of a same-day, half-price show ticketing business in Las Vegas in January 2004.

Revenues. Revenues from ticket commissions and fees were $290,696 for the three months ended March 31, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable revenues for the three months ended March 31, 2003.

Gross ticket sales on which the Company's commissions and fees were based were $1,124,179 for the three months ended March 31, 2004.

Direct Costs of Revenues. Direct costs of revenues were $157,872 for the three months ended March 31, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable direct costs of revenues for the three months ended March 31, 2003.

Selling and Marketing Expenses. Selling and marketing expenses were $95,774 for the three months ended March 31, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable selling and marketing expenses for the three months ended March 31, 2003.

General and Administrative Expenses. General and administrative expenses decreased by $94,930 or 26.0% to $270,012 in 2004, as compared to $364,942 in
2003. Included in general and administrative expenses in 2004 and 2003 was non-cash compensation of $30,750 and $114,282, respectively, including $0 and $5,115 to officers and directors, respectively. Excluding such stock-based compensation, general and administrative expenses remained essentially unchanged.

Depreciation and Amortization. Depreciation and amortization increased by $14,482 to $15,112 in 2004, as compared to $630 in 2003, primarily as a result of depreciation incurred with respect to Tix4Tonight in 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable depreciation and amortization for the three months ended March 31, 2003.

Start-up Costs of Tickets2Nite Business Venture. The Company incurred start-up costs with respect to the development of its Tickets2Nite business venture of $19,349 in 2003. Included in such costs in 2003 were $16,500 of non-cash costs resulting from the issuance of common stock.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $248,074 for the three months ended March 31, 2004, as compared to a loss from operations of $384,921 for the three months ended March 31, 2003.

Interest Expense. Interest expense increased by $11,677 or 32.4% to $47,680 in 2004, as compared to $36,003 in 2003.

Equity in Net Income of Terminated Joint Venture - Tickets2Nite. Equity in net income of joint venture - Tickets2Nite was $37,521 for the three months ended March 31, 2003. There was no equity in net income (loss) of joint venture - Tickets2Nite in 2004, as the joint venture ceased operations effective December 31, 2003.

Net Loss Before Discontinued Operations. Net loss before discontinued operations was $295,745 for the three months ended March 31, 2004, as compared to a net loss before discontinued operations of $383,398 for the three months ended March 31, 2003.

Loss From Discontinued Operations. The Company incurred a loss from discontinued operations of $9,779 for the three months ended March 31, 2003 relating to the ride facilities, which were subsequently closed down on or about December 31, 2003. The Company incurred a loss from closing down discontinued operations of $42,937 for the three months ended March 31, 2004, as compared to $21,571 for the three months ended March 31, 2003. The loss of $21,571 incurred in 2003 related to the Company's joint venture with Dave & Buster's, Inc. The total loss from discontinued operations was $42,937 for the three months ended March 31, 2004, as compared to $21,571 for the three months ended March 31, 2003. Information with respect to discontinued operations is presented below at "Discontinued Operations".

Net Loss. Net loss was $338,682 for the three months ended March 31, 2004, as compared to a net loss of $414,748 for the three months ended March 31, 2003.

Discontinued Operations:

Discontinued operations consist of activities with respect to the ride simulator business, which was discontinued effective December 31, 2003. The consolidated financial statements for the three months ended March 31, 2003 have been restated to reflect the ride simulator business as a discontinued operation. Condensed financial information with respect to the operations of the ride simulator business for the three months ended March 31, 2003 is presented below.



               Ticket revenues                              $403,662
                                                             -------

               Direct costs of revenues                      286,150
               Selling and marketing expenses                 10,624
               General and administrative expenses            35,790
               Depreciation and amortization                  80,877
                                                             -------
               Total costs and expenses                      413,441
                                                             -------

               Loss from discontinued operations              (9,779)
               Loss from closing down discontinued
                 operations - D&B                            (21,571)
                                                             -------
               Net loss from discontinued operations        $(31,350)
                                                             =======

The Company incurred a loss for the three months ended March 31, 2004 for closing down the operations discontinued at December 31, 2003 of $42,937.

Tickets2Nite Business Venture:

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

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. As a result of the dissolution, the Company received cash payments of $438,091 during the three months ended March 31, 2004, and expects to receive a final cash payment of approximately $24,000 in mid-2004, which will thus complete the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

The Company's net investment in this business venture aggregated $24,088 and $462,179 at March 31, 2004 and December 31, 2003, respectively. The Company accounted for this investment under the equity method of accounting, since it did not have majority voting control of Tickets2Nite, LLC. The Company recorded $37,521 as its proportionate share of net income from this business venture for the three months ended March 31, 2003. The Company did not receive any distributions from this business venture in 2003. Condensed financial information with respect to the operations of Tickets2Nite, LLC for the three months ended March 31, 2003 is presented below.

                                Tickets2Nite, LLC
                       Statement of Operations (Unaudited)
                        Three Months Ended March 31, 2003



        Ticket commissions                           $ 195,550
                                                       -------

        Selling and marketing                           64,322
        General and administrative                      36,098
        Depreciation and amortization                   15,420
                                                       -------
        Total costs and expenses                       115,840
                                                       -------

        Income from operations                          79,710
        Interest expense                                 4,668
                                                       -------
        Net income                                   $  75,042
                                                       =======


Liquidity and Capital Resources - March 31, 2004:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its securities to provide the resources necessary to develop its ride facility business, fund its business operations and invest in its Las Vegas business venture. During the years ended December 31, 2003 and 2002, the Company raised $47,500 and $628,750, respectively, of new capital through the sale of its securities. The Company is continuing its efforts to raise new capital subsequent in 2004.

Effective December 31, 2003, the Company closed its remaining ride facilities and the business operations of Tickets2Nite, LLC were terminated. However, the performance of the Las Vegas business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of a similar business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Management is currently evaluating the prospects for expansion of this business into other cities throughout the United States and Canada. The Company's former joint venture partner in Tickets2Nite, LLC is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

Depending on the growth and development of the Company's Las Vegas business venture, additional capital may be required during 2004 to support its operations and possible expansion plans, which the Company would attempt to provide either through a debt or equity financing. However, there can be no assurances that the Company would be successful in this regard.

Going Concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced recurring operating losses, has terminated its ride simulator business and is involved in litigation regarding its former Las Vegas ride facility lease, and had a substantial working capital deficit at December 31, 2003. As a result of these factors, the Company's independent certified public accountants in their report on the Company's 2003 financial statements have expressed substantial doubt about the Company's ability to continue as a going concern.

During the three months ended March 31, 2004, the Company incurred a further net loss and continued to have a substantial working capital deficiency. The Company will require additional capital to fund operating and debt service requirements, as well as to expand its Las Vegas business venture. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard.

To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Operating Activities. Operating activities utilized cash of $240,996 during the three months ended March 31, 2004, as compared to $115,962 during the three months ended March 31, 2004, primarily as a result of reduced revenues from operating activities and cash utilized to settle liabilities related to discontinued operations. At March 31, 2004, the Company's cash had decreased by $21,447 to $69,864, as compared to $91,311 at December 31, 2003.

The Company had a working capital deficit of $1,597,901 at March 31, 2004, as compared to $1,853,907 at December 31, 2003. At March 31, 2004 and December 31, 2003, the Company's note payable to its primary secured lender of $716,242 was in default and was classified as a current liability (see "Transactions with Primary Secured Lender" below).

Investing Activities. Investing activities provided net cash of $403,053 during the three months ended March 31, 2004, consisting of distributions resulting from the termination of the Tickets2Nite joint venture of $438,091, less purchases of property and equipment of $30,038. For the three months ended March 31, 2003, investing activities provided net cash of $34,852, consisting of distributions from the Dave & Buster's, Inc. joint venture of $23,861 and reimbursements from Tickets2Nite of $10,991.

Financing Activities. Financing activities utilized net cash of $183,504 during the three months ended March 31, 2004, consisting of the repayment of a bank line of credit of $174,000 and principal payments on capital lease obligations of $9,504. For the three months ended March 31, 2003, financing activities provided net cash of $60,252, consisting of the sale of the Company's securities of $47,500 and a loan from an officer of $15,000, less principal payments on capital lease obligations of $2,248.

During 2003, the Company established a line of credit with a bank for $174,000, with interest payable monthly at the bank's prime rate (4% at December 31, 2003) plus 1%. The line of credit was secured by the Company's assets and was scheduled to mature on December 15, 2004. The line of credit was paid off in January 2004.

During the three months ended March 31, 2003, the Company conducted a private placement offering consisting of units comprised of four shares of common stock and four common stock purchase warrants for each $1.00 invested. The warrants are exercisable at $0.50 per share for a period of 30 months from the date of issuance. The Company raised a total of $47,500 and issued 190,000 shares of common stock and 190,000 common stock purchase warrants. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2003, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

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

Required monthly payments on the loan were in arrears subsequent to December 31, 2002. The loan was due in full on March 1, 2002, but the Company did not make this balloon payment. As a result, the principal balance of this loan of $716,241 at March 31, 2004 and December 31, 2003 was classified as a current liability in the consolidated financial statements at such dates. Accrued interest payable on this loan was $164,345 and $126,375 at March 31, 2004 and December 31, 2003, respectively.

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

Commitments and Contingencies. At March 31, 2004, the Company did not have any material commitments for capital expenditures other than with respect to a new five-year lease that the Company entered into effective April 30, 2004 for a new ticket booth facility on the Las Vegas Strip for its Tix4Tonight operations. The Company estimates that it will cost in excess of $100,000 to build out such space during 2004, which the Company has not yet determined how it will finance.

Off-Balance Sheet Arrangements. At March 31, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

At March 31, 2004, the Company was involved in the following legal proceeding:

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

At December 31, 2003 and March 31, 2004, the Company had accrued approximately $393,000 for unpaid rent on the Las Vegas ride facility through December 31, 2003, which has been included in liabilities related to discontinued operations in the consolidated balance sheets at March 31, 2004 and December 31, 2003. The Company's remaining obligation subsequent to December 31, 2003 under its Las Vegas lease, the primary term of which continues through December 31, 2004, totals approximately $480,000. As a result of the ongoing litigation with the Forum Shops, the Company has not accrued the remaining obligation under its Las Vegas lease.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Effective as of January 3, 2002, the Company entered into an agreement with a financial advisory firm, Gang Consulting Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. The initial term of the agreement was through December 31, 2003. During the three months ended March 3, 2004, the Company issued 75,000 shares to such firm with a fair market value of $25,750, which was charged to operations as general and administrative expense.

The shares of common stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipient.


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

Required monthly payments on the loan were in arrears subsequent to December 31, 2002. The loan was due in full on March 1, 2002, but the Company did not make this balloon payment. As a result, the principal balance of this loan of $716,241 at March 31, 2004 and December 31, 2003 was classified as a current liability in the consolidated financial statements at such dates. Accrued interest payable on this loan was $164,345 and $126,375 at March 31, 2004 and December 31, 2003, respectively.

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

Three Months Ended March 31, 2004:  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  June 4, 2004                By: ___________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

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