Form 10QSB
period 2004-06-30
CINEMA RIDE INC
filed 2004-08-12
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2004, the Company had 9,551,237 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                       CINEMA RIDE, INC. AND SUBSIDIARIES

                                      INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - June 30, 2004 (Unaudited) and December 31, 2003

     Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2004 and 2003

     Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2004 and 2003

     Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2004 and 2003

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2. Changes in Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities

  Item 3.  Defaults Upon Senior Securities

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                       Cinema Ride, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                            June 30,       December 31,
                                              2004             2003
                                           -----------     ------------
                                           (Unaudited)
ASSETS

Current assets:
  Cash                                    $   110,990       $   91,311
  Prepaid accounting fee to
    related party                              67,359             -
  Other current assets                          6,327           16,268
                                           ----------        ---------
Total current assets                          184,676          107,579
                                           ----------        ---------

Property and equipment:
  Office equipment and furniture              160,542          156,586
  Equipment under capital lease               141,928          141,928
  Leasehold improvements                       44,310           14,662
                                           ----------        ---------
                                              346,780          313,176

  Less accumulated depreciation              (112,185)         (81,825)
                                           ----------        ---------
                                              234,595          231,351
                                           ----------        ---------

Other assets:
  Assets related to discontinued
    operations                                    815              588
  Investment in terminated joint
    venture - Tickets2Nite                       -             462,179
  Deposits                                     81,693           30,029
                                           ----------        ---------
                                               82,508          492,796
                                           ----------        ---------
Total assets                              $   501,779       $  831,726
                                           ==========        =========


                                   (continued)

                       Cinema Ride, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)


                                            June 30,       December 31,
                                              2004             2003
                                           -----------     ------------
                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    liabilities                           $   426,771      $   351,137
  Accrued interest payable, note
    payable to secured lender                 201,488          126,375
  Current portion of note
    payable to secured lender                 716,242          716,242
  Current portion of capital
    lease obligations                          42,936           40,180
  Bank line of credit                            -             174,000
  Liabilities related to
    discontinued operations                   431,657          553,552
                                           ----------       ----------
Total current liabilities                   1,819,094        1,961,486
                                           ----------       ----------

Non-current liabilities:
  Capital lease obligations,
    less current portion                       68,352           88,620
                                           ----------       ----------


Commitments and contingencies


Stockholders' deficiency:
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                                  -                -
Common stock, $0.08 par value -
  Authorized - 20,000,000 shares
  Issued and Outstanding -
  9,551,237 shares and 8,515,125
  shares at June 30, 2004 and
  December 31, 2003, respectively             764,099          681,210
Additional paid-in capital                 11,367,845       10,908,983
Deferred compensation                         (25,000)         (35,000)
Accumulated deficit                       (13,492,611)     (12,773,573)
                                           ----------       ----------
Total stockholders' deficiency             (1,385,667)      (1,218,380)
                                           ----------       ----------
Total liabilities and
  stockholders' deficiency                $   501,779      $   831,726
                                           ==========       ==========




     See accompanying notes to condensed consolidated financial statements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                     2004              2003
                                                  ---------         ---------
Commissions and fees on gross
  ticket sales of $1,448,951                      $ 377,750         $   -
                                                    -------           -------

Costs and expenses:
  Direct costs of revenues                          182,173             -
  Selling and marketing expenses                    106,209             -
  General and administrative expenses,
    including non-cash compensation
    expense of $84,000 in 2004 and
    $130,117 in 2003                                436,469           498,634
  Depreciation and amortization                      15,248               630
  Start-up costs of Tickets2Nite
    business venture                                   -                  631
                                                    -------           -------
  Total costs and expenses                          740,099           499,895
                                                    -------           -------
Loss from operations                               (362,349)         (499,895)
                                                    -------           -------

Other income (expense):
  Equity in net income of terminated
    joint venture - Tickets2Nite                       -               60,173
  Interest income                                         1                 2
  Other income                                          272              -
  Interest expense                                  (44,294)          (40,993)
                                                    -------           -------
  Total other income (expense), net                 (44,021)           19,182
                                                    -------           -------
Loss before discontinued operations                (406,370)         (480,713)
                                                    -------           -------

Income from discontinued operations:
  Income from discontinued operations                  -              126,490
  Income from closing down discontinued
    operations                                       26,014             1,110
                                                    -------           -------
Net income from discontinued operations              26,014           127,600
                                                    -------           -------
Net loss                                          $(380,356)        $(353,113)
                                                    =======           =======

Net income (loss) per common share -
  basic and diluted:
    From continuing operations                       $(0.04)           $(0.08)
    From discontinued operations                        -                0.02
                                                       ----              ----
    Net loss                                         $(0.04)           $(0.06)
                                                       ====              ====

Weighted average number of common shares
  outstanding - basic and diluted                 9,221,144         5,957,225

                                                  =========         =========



     See accompanying notes to condensed consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                   Six Months Ended June 30,
                                                  -------------------------
                                                     2004            2003
                                                  ---------       ---------
Commissions and fees on gross
  ticket sales of $2,573,130                     $  668,446       $   -
                                                  ---------         -------

Costs and expenses:
  Direct costs of revenues                          340,045           -
  Selling and marketing expenses                    201,983           -
  General and administrative expenses,
    including non-cash compensation
    expense of $114,750 in 2004 and
    $244,399 in 2003                                706,481         863,576
  Depreciation and amortization                      30,360           1,260
  Start-up costs of Tickets2Nite
    business venture, including
    non-cash costs of $16,500                          -             19,980
                                                  ---------         -------
  Total costs and expenses                        1,278,869         884,816
                                                  ---------         -------
Loss from operations                               (610,423)       (884,816)
                                                  ---------         -------

Other income (expense):
  Equity in net income of terminated
    joint venture - Tickets2Nite                       -             97,694
  Interest income                                        10               7
  Other income                                          272            -
  Interest expense                                  (91,974)        (76,996)
                                                  ---------         -------
  Total other income (expense), net                 (91,692)         20,705
                                                  ---------         -------
Loss before discontinued operations                (702,115)       (864,111)
                                                  ---------         -------

Income (loss) from discontinued operations:
  Income from discontinued operations                  -            116,711
  Loss from closing down discontinued
    operations                                      (16,923)        (20,461)
                                                  ---------         -------
Net income (loss) from discontinued operations      (16,923)         96,250
                                                  ---------         -------
Net loss                                         $ (719,038)      $(767,861)
                                                  =========         =======

Net income (loss) per common share -
  basic and diluted:
    From continuing operations                       $(0.08)         $(0.15)
    From discontinued operations                        -              0.02
                                                       ----            ----
    Net loss                                         $(0.08)         $(0.13)
                                                       ====            ====

Weighted average number of common shares
  outstanding - basic and diluted                 8,874,384       5,794,166

                                                  =========       =========


     See accompanying notes to condensed consolidated financial statements.


                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2004            2003
                                                  ---------       ---------
Cash flows from operating activities:
Net loss                                          $(719,038)      $(767,861)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      30,360           1,260
  Depreciation and amortization - discontinued
    operations                                         -            146,384
  Amortization of prepaid accounting fee             20,486            -
  Common stock and warrants issued for services     104,750          95,566
  Amortization of deferred compensation              10,000         165,333
  Equity in net income of terminated joint
    venture - Tickets2Nite                             -            (97,694)
  Forgiveness of debt - discontinued operations     (26,883)           -
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Other current assets                            9,941         (15,300)
      Deposits                                      (46,664)           -
      Assets related to discontinued operations        (227)        (11,756)
    Increase (decrease) in:
      Accounts payable and accrued liabilities      199,789         200,237
      Accrued interest payable, note payable to
        secured lender                               75,113          60,622
      Liabilities related to discontinued
        operations                                  (95,011)         85,246
                                                    -------         -------
Net cash used in operating activities              (437,384)       (137,963)
                                                    -------         -------

Cash flows from investing activities:
  Distributions and reimbursements from
    terminated joint venture - Tickets2Nite         457,179          16,930
  Distributions received from terminated
    joint venture - D&B                                -             23,861
  Purchases of property and equipment               (33,604)           -
                                                    -------         -------
Net cash provided by investing activities           423,575          40,791
                                                    -------         -------

Cash flows from financing activities:
  Repayment of bank line of credit                 (174,000)           -
  Principal payments on capital lease
    obligations                                     (17,512)         (4,594)
  Sale of equity securities                         200,000          47,500
  Exercise of warrants                               25,000            -
  Loan from officer                                    -             15,000
                                                    -------         -------
Net cash provided by financing activities            33,488          57,906

                                                    -------         -------


                                   (continued)


                       Cinema Ride, Inc. and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)


                                                  Six Months Ended June 30,
                                                  -------------------------
                                                      2004            2003
                                                    ---------       ---------
Cash:
  Net increase (decrease)                            19,679         (39,266)
  Balance at beginning of period                     91,311          61,894
                                                    -------         -------
  Balance at end of period                        $ 110,990       $  22,628
                                                    =======         =======


Supplemental disclosures of cash flow
  information:

Cash paid for:
  Interest                                        $  19,042       $  16,754
  Income taxes                                    $    -          $   1,215

Non-cash investing and financing activities:

Issuance of common stock in capital raising       $    -          $   1,556
Conversion of accounts payable to notes payable   $    -          $   7,913
Issuance of common stock for accounts payable     $ 124,155       $    -
Issuance of common stock for prepaid services     $  87,845       $    -



     See accompanying notes to condensed consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2004 and 2003

1.   Organization and Basis of Presentation

Basis of Presentation - The condensed consolidated financial statements include the operations of Cinema Ride, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003. The consolidated balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

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

The Company's results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Ride Simulator Business - During the fiscal year ended December 31, 2003, the Company operated two ride facilities for the entire year, as well as one ride facility in a joint venture through February 15, 2003 (see Note 3). The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall located between Caesars and the Mirage Hotel in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow, although the Company also derived substantial economic benefit from its investment in its Las Vegas half-price show ticketing business venture in 2003 (see Note 4).

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. The consolidated financial statements for the three months and six months June 30, 2003 have been restated to reflect this business as a discontinued operation. A summary of the results of operations of the ride facility business for the three months and six months ended June 30, 2004 and 2003 is provided at Note 3.

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

Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court found that the Tickets2Nite, LLC Operating Agreement was valid, clear unambiguous; that although Entasis and Kolker asserted many defenses to the validity of the Operating Agreement, they were without merit; and that Entasis and Kolker breached the Operating Agreement by not funding their portion of the capital contribution. Furthermore, with regard to Entasis and Kolker's counterclaims, the Court found for the Company on all counts.

The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

The Company is currently conducting the operations of Tix4Tonight at its primary location at the South end of the Las Vegas Strip, which is next door to the Harley-Davidson Cafe at 3729 Las Vegas Boulevard South, until it moves into its new Hawaiian Marketplace Shopping Center location at 3743 Las Vegas Boulevard South later this year. During July 2004, the Company opened a new satellite location on the North end of the Las Vegas Strip at 2955 Las Vegas Boulevard South, and during August 2004, the Company is relocating the administrative offices of Tix4Tonight to a new facility in Las Vegas. Management is currently evaluating the prospects for expansion of this business to at least one additional location in Las Vegas, as well as to other cities throughout the United States and Canada.

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. During the six months ended June 30, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash payments of $457,179 and the return of a $5,000 deposit, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting. Financial information with respect to the Company's investment in Tickets2Nite, LLC, including its balance sheet at December 31, 2003 and its results of operations for the three months and six months ended June 30, 2003, are provided at Note 4.

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

Revenue Recognition and Presentation - The Company's Las Vegas half-price show ticketing business recognizes revenue from the sale of show tickets provided by various Las Vegas shows. The Company recognizes revenue only with respect to the ticket commissions and fees that it earns in such transactions. For the three months and six months ended June 30, 2004, gross ticket sales on which the Company's commissions and fees were based were $1,448,951 and $2,573,130, respectively.

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

During the six months ended June 30, 2004, the Company incurred a further net loss of $719,038 and a negative cash flow from operations of $437,384, and had a working capital deficiency of $1,634,418 and a stockholders' deficiency of $1,385,667 at June 30, 2004. The Company will require additional capital to fund operating and debt service requirements, as well as to expand its Las Vegas business venture. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Net Loss Per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months and six months ended June 30, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months and six months ended June 30, 2004 and 2003. At June 30, 2004 and 2003, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire 5,583,384 shares and 4,904,197 shares, respectively.

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

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Pro Forma Financial Disclosure - The fair value of stock options and warrants granted by the Company has been estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options and warrants been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations would have been as follows:

For the three months ended June 30, 2004 and 2003, the Company would have recorded $0 and $31,194 as additional compensation expense, resulting in a net loss of $380,356 and $384,307, respectively, and a net loss per common share of $0.04 and $0.06, respectively.

For the six months ended June 30, 2004 and 2003, the Company would have recorded $0 and $62,388 as additional compensation expense, resulting in a net loss of $719,038 and $830,249, respectively, and a net loss per common share of $0.08 and $0.14, respectively.

2.   Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

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

The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, the Company wrote-off certain fixed assets related to such ride facility and certain direct costs related to such closure at December 31, 2002. During the three months and six months ended June 30, 2003, the Company recorded $(1,110) and $20,461, respectively, with respect to closing down this facility, which has been included in income (loss) from closing down discontinued operations in the consolidated statements of operations for the three months and six months ended June 30, 2003. The Company did not receive any distributions from this joint venture in 2003.

Condensed financial information with respect to the operations of the ride simulator business for the three months and six months ended June 30, 2003 is presented below.


                                               Three Months         Six Months
                                                Ended June          Ended June
                                                 30, 2003            30, 2003
                                                -----------         ----------
 Ticket revenues                                 $ 455,185          $ 858,847
                                                   -------            -------

 Direct costs of revenues                          269,129            555,279
 Selling and marketing expenses                      6,023             16,647
 General and administrative expenses               (11,964)            23,826
 Depreciation and amortization                      65,507            146,384
                                                   -------            -------
 Total costs and expenses                          328,695            742,136
                                                   -------            -------

 Income from discontinued operations               126,490            116,711
 Income (loss) from closing down
   discontinued operations - D&B                     1,110            (20,461)
                                                   -------            -------
 Net income from discontinued operations         $ 127,600          $  96,250
                                                   =======            =======

The Company incurred income (loss) for the three months and six months ended June 30, 2004 related to closing down the operations discontinued at December 31, 2003 of $26,014 and $(16,923), respectively.

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

Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court found that the Tickets2Nite, LLC Operating Agreement was valid, clear unambiguous; that although Entasis and Kolker asserted many defenses to the validity of the Operating Agreement, they were without merit; and that Entasis and Kolker breached the Operating Agreement by not funding their portion of the capital contribution. Furthermore, with regard to Entasis and Kolker's counterclaims, the Court found for the Company on all counts.

The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

The Company is currently conducting the operations of Tix4Tonight at its primary location at the South end of the Las Vegas Strip, which is next door to the Harley-Davidson Cafe at 3729 Las Vegas Boulevard South, until it moves into its new Hawaiian Marketplace Shopping Center location at 3743 Las Vegas Boulevard South later this year. During July 2004, the Company opened a new satellite location on the North end of the Las Vegas Strip at 2955 Las Vegas Boulevard South, and during August 2004, the Company is relocating the administrative offices of Tix4Tonight to a new facility in Las Vegas. Management is currently evaluating the prospects for expansion of this business to at least one additional location in Las Vegas, as well as to other cities throughout the United States and Canada.

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. During the six months ended June 30, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash payments of $457,179 and the return of a $5,000 deposit, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting, since it did not have majority voting control of Tickets2Nite, LLC. The Company recorded $60,173 and $97,694 as its proportionate share of net income from this business venture for the three months and six months ended June 30, 2003. The Company did not receive any distributions from this business venture in 2003. Condensed financial information with respect to Tickets2Nite, LLC is presented below.


                                Tickets2Nite, LLC
                                  Balance Sheet
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
                                                     =======


                                Tickets2Nite, LLC
                       Statement of Operations (Unaudited)
                 Three Months and Six Months Ended June 30, 2003


                                         Three Months      Six Months
                                          Ended June       Ended June
                                           30, 2003         30, 2003
                                         ------------      ----------
Ticket commissions                         $ 280,614        $ 476,164
                                           ---------        ---------

Selling and marketing                         94,212          158,534
General and administrative                    47,134           83,232
Depreciation and amortization                 15,420           30,840
                                           ---------        ---------
Total costs and expenses                     156,766          272,606
                                           ---------        ---------

Income from operations                       123,848          203,558
Interest expense                               3,502            8,170
                                           ---------        ---------
Net income                                 $ 120,346        $ 195,388
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

Effective June 25, 2001, in order to cure prior defaults, the Company completed a Second Modification Agreement and Waiver of Defaults with the lender which:
(1) provided a waiver of all prior payment defaults; (2) reduced the monthly payments; (3) increased the principal balance due the lender of accrued interest payable; (4) accelerated the due date of the loan; (5) repriced certain warrants previously issued to the lender; (6) issued additional warrants to the lender; and (7) revised certain rights included in the lender's Warrant Holder Rights Agreement.

Effective April 17, 2002, the Company completed a Third Modification Agreement and Waiver of Defaults with the secured lender, which provided for: (1) the waiver of all prior payment defaults; (2) interest on the unpaid balance at 16.64% per annum; (3) the payment of interest only for the months of March, April and May 2002; and (4) commencing June 2002, monthly payments of principal and interest of $18,955 for a period of five years. Required monthly payments on the loan were in arrears subsequent to December 31, 2002. The loan was due in full on March 1, 2002, but the Company did not make this balloon payment. As a result, the principal balance of this loan of $716,242 at June 30, 2004 and December 31, 2003 was classified as a current liability in the consolidated financial statements at such dates. Accrued interest payable on this loan was $201,488 and $126,375 at June 30, 2004 and December 31, 2003, respectively.

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

6.   Bank Line of Credit

During 2003, the Company established a line of credit with a bank for $174,000, with interest payable monthly at the bank's prime rate (4% at December 31, 2003) plus 1%. The line of credit was secured by the Company's assets and was scheduled to mature on December 15, 2004. The line of credit was repaid in full in January 2004.

7.   Legal Proceedings

At June 30, 2004, the Company was involved in the following legal proceeding:

The Company's Las Vegas ride facility was located at the Forum Shops at Caesars (the "Forum Shops"). The Forum Shops is a high traffic tourist mall located between Caesars and the Mirage Hotel on the Las Vegas "Strip". The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow.

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

At December 31, 2003 and June 30, 2004, the Company had accrued approximately $393,000 for unpaid rent on the Las Vegas ride facility through December 31, 2003, which has been included in liabilities related to discontinued operations in the consolidated balance sheets at June 30, 2004 and December 31, 2003. The Company's remaining obligation subsequent to December 31, 2003 under its Las Vegas lease, the primary term of which continues through December 31, 2004, totals approximately $480,000. As a result of the ongoing litigation with the Forum Shops, the Company has not accrued the remaining obligation under its Las Vegas lease.

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

During the three months and six months ended June 30, 2004, the Company issued 75,000 shares and 150,000 shares of common stock to such firm, respectively. The aggregate fair market value of such shares of $37,000 and $62,750, respectively, was charged to operations as general and administrative expense during the three months and six months ended June 30, 2004, respectively.

Effective as of July 1, 2002, the consulting agreement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares at $0.25, $0.50 and $1.00 per share; an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per share. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option-pricing model as $496,000, and was charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. For the three months and six months ended June 30, 2003, $82,667 and $165,333 was charged to operations as general and administrative expense with respect to the amortization of such warrants.

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

During the three months and six months ended June 30, 2004, such firm exercised a warrant to purchase 100,000 shares of common stock at $0.25 per share, as a result of which the Company received total cash proceeds of $25,000.

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

During the six months ended June 30, 2003, the Company issued 30,000 shares of common stock to two consultants for consulting services rendered with respect to the Company's Las Vegas business venture. The aggregate value of such securities was $16,500, which was charged to operations during the six months ended June 30, 2003.

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

Three Months and Six Months Ended June 30, 2004:

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

Effective March 29, 2004, the Company issued 300,000 shares of common stock under the 2003 Consultant Stock Plan to Benjamin Frankel, a director of the Company, for accounting services. The aggregate fair market value of such shares on the date of issuance was $162,000 ($0.54 per share), of which $74,155 was applied to reduce the Company's related accounts payable balance and $87,845 was classified as prepaid accounting fee to related party.

Effective June 16, 2004, the Company issued 111,112 shares of common stock and a warrant to purchase 100,000 shares of common stock, all under the 2003 Consultant Stock Plan, to Richardson & Patel LLP, the Company's legal counsel, for legal services. The warrant is exercisable for a period of five years, one-half at $0.50 per share and one-half at $1.00 per share. The aggregate fair market value of the shares on the date of issuance was $50,000 ($0.45 per share), all of which was applied to reduce the Company's related accounts payable balance. The aggregate fair value of the warrant was calculated pursuant to the Black-Scholes option-pricing model as $44,500, and was charged to operations as general and administrative expense during the three months and six months ended June 30, 2004.

During the three months ended June 30, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating $200,000 of equity capital.

During the three months ended June 30, 2004, the Company cancelled 25,000 shares of common stock with a fair market value of $2,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

During the fiscal year ended December 31, 2003, the Company operated two ride facilities for the entire year, as well as one ride facility in a joint venture through February 15, 2003. The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall located between Caesars and the Mirage Hotel in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow, although the Company also derived substantial economic benefit from its investment in its Las Vegas half-price show ticketing business venture in 2003 (see "Tickets2Nite Business Venture" below).

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. The consolidated financial statements for the three months and six months ended June 30, 2003 have been restated to reflect this business as a discontinued operation. A summary of the results of operations of the ride facility business for the three months and six months ended June 30, 2004 and 2003 is provided below at "Discontinued Operations".

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

Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court found that the Tickets2Nite, LLC Operating Agreement was valid, clear unambiguous; that although Entasis and Kolker asserted many defenses to the validity of the Operating Agreement, they were without merit; and that Entasis and Kolker breached the Operating Agreement by not funding their portion of the capital contribution. Furthermore, with regard to Entasis and Kolker's counterclaims, the Court found for the Company on all counts.

The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

The Company is currently conducting the operations of Tix4Tonight at its primary location at the South end of the Las Vegas Strip, which is next door to the Harley-Davidson Cafe at 3729 Las Vegas Boulevard South, until it moves into its new Hawaiian Marketplace Shopping Center location at 3743 Las Vegas Boulevard South later this year. During July 2004, the Company opened a new satellite location on the North end of the Las Vegas Strip at 2955 Las Vegas Boulevard South, and during August 2004, the Company is relocating the administrative offices of Tix4Tonight to a new facility in Las Vegas. Management is currently evaluating the prospects for expansion of this business to at least one additional location in Las Vegas, as well as to other cities throughout the United States and Canada.

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. During the six months ended June 30, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash payments of $457,179 and the return of a deposit of $5,000, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting. Financial information with respect to the results of operations of Tickets2Nite, LLC for the three months and six months ended June 30, 2003 is presented below at "Tickets2Nite Business Venture".

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

During the six months ended June 30, 2004, the Company incurred a further net loss of $719,038 and a negative cash flow from operations of $437,384, and had a working capital deficiency of $1,634,418 and a stockholders' deficiency of $1,385,667 at June 30, 2004. The Company will require additional capital to fund operating and debt service requirements, as well as to expand its Las Vegas business venture. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment. At June 30, 2004 and December 31, 2003, the net value of property and equipment was $234,595 and $231,351, respectively. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

Results of Operations:

Three Months Ended June 30, 2004 and 2003 -

For the three month ended June 30, 2004, the Company's only source of operating revenues was from its wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which commenced the operations of a same-day, half-price show ticketing business in Las Vegas in January 2004.

Revenues. Revenues from ticket commissions and fees were $377,750 for the three months ended June 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable revenues for the three months ended June 30, 2003.

Gross ticket sales on which the Company's commissions and fees were based were $1,448,951 for the three months ended June 30, 2004.

Direct Costs of Revenues. Direct costs of revenues were $182,173 for the three months ended June 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable direct costs of revenues for the three months ended June 30, 2003.

Selling and Marketing Expenses. Selling and marketing expenses were $106,209 for the three months ended June 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable selling and marketing expenses for the three months ended June 30, 2003.

General and Administrative Expenses. General and administrative expenses decreased by $62,165 or 12.5% to $436,469 for the three months ended June 30, 2004, as compared to $498,634 for the three months ended June 30, 2003. Included in general and administrative expenses in 2004 and 2003 was non-cash compensation of $84,001 and $130,117, respectively. Excluding such stock-based compensation, general and administrative expenses decreased by $16,049 or 4.4%.

Depreciation and Amortization. Depreciation and amortization increased by $14,618 to $15,248 for the three months ended June 30, 2004, as compared to $630 for the three months ended June 30, 2003, primarily as a result of depreciation incurred with respect to Tix4Tonight in 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable depreciation and amortization for the three months ended June 30, 2003.

Start-up Costs of Tickets2Nite Business Venture. The Company incurred start-up costs with respect to the development of its Tickets2Nite business venture of $631 for the three months ended June 30, 2003.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $362,349 for the three months ended June 30, 2004, as compared to a loss from operations of $499,895 for the three months ended June 30, 2003.

Interest Expense. Interest expense increased by $3,301 or 8.1% to $44,294 for the three months ended June 30, 2004, as compared to $40,993 for the three months ended June 30, 2003.

Equity in Net Income of Terminated Joint Venture - Tickets2Nite. Equity in net income of joint venture - Tickets2Nite was $60,173 for the three months ended June 30, 2003. There was no equity in net income (loss) of joint venture - Tickets2Nite in 2004, as the joint venture ceased operations effective December 31, 2003.

Loss Before Discontinued Operations. Loss before discontinued operations was $406,370 for the three months ended June 30, 2004, as compared to a loss before discontinued operations of $480,713 for the three months ended June 30, 2003.

Income From Discontinued Operations. The Company had income from discontinued operations of $126,490 for the three months ended June 30, 2003 relating to the ride facilities, which were subsequently closed down on or about December 31, 2003. The Company had income from closing down discontinued operations of $26,014 for the three months ended June 30, 2004, as compared to income of $1,110 for the three months ended June 30, 2003. The income of $1,110 incurred in 2003 related to the Company's joint venture with Dave & Buster's, Inc. The total income from discontinued operations was $26,014 for the three months ended June 30, 2004, as compared to income from discontinued operations of $127,600 for the three months ended June 30, 2003. Information with respect to discontinued operations is presented below at "Discontinued Operations".

Net Loss. Net loss was $380,356 for the three months ended June 30, 2004, as compared to a net loss of $353,113 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 and 2003 -

For the six month ended June 30, 2004, the Company's only source of operating revenues was from its wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which commenced the operations of a same-day, half-price show ticketing business in Las Vegas in January 2004.

Revenues. Revenues from ticket commissions and fees were $668,446 for the six months ended June 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable revenues for the six months ended June 30, 2003.

Gross ticket sales on which the Company's commissions and fees were based were $2,573,130 for the six months ended June 30, 2004.

Direct Costs of Revenues. Direct costs of revenues were $340,045 for the six months ended June 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable direct costs of revenues for the six months ended June 30, 2003. Selling and Marketing Expenses. Selling and marketing expenses were $201,983 for the six months ended June 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable selling and marketing expenses for the six months ended June 30, 2003.

General and Administrative Expenses. General and administrative expenses decreased by $157,095 or 18.2% to $706,481 for the six months ended June 30, 2004, as compared to $863,576 for the six months ended June 30, 2003. Included in general and administrative expenses in 2004 and 2003 was non-cash compensation of $114,751 and $244,399, respectively. Excluding such stock-based compensation, general and administrative expenses decreased by $27,447 or 4.4%.

Depreciation and Amortization. Depreciation and amortization increased by $29,100 to $30,360 for the six months ended June 30, 2004, as compared to $1,260 for the six months ended June 30, 2003, primarily as a result of depreciation incurred with respect to Tix4Tonight in 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable depreciation and amortization for the six months ended June 30, 2003.

Start-up Costs of Tickets2Nite Business Venture. The Company incurred start-up costs with respect to the development of its Tickets2Nite business venture of $19,980 for the six months ended June 30, 2003, including non-cash costs of $16,500.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $610,423 for the six months ended June 30, 2004, as compared to a loss from operations of $884,816 for the six months ended June 30, 2003.

Interest Expense. Interest expense increased by $14,978 or 19.5% to $91,974 for the six months ended June 30, 2004, as compared to $76,996 for the six months ended June 30, 2003.

Equity in Net Income of Terminated Joint Venture - Tickets2Nite. Equity in net income of joint venture - Tickets2Nite was $97,694 for the six months ended June 30, 2003. There was no equity in net income (loss) of joint venture - Tickets2Nite in 2004, as the joint venture ceased operations effective December 31, 2003.

Loss Before Discontinued Operations. Loss before discontinued operations was $702,115 for the six months ended June 30, 2004, as compared to a loss before discontinued operations of $864,111 for the six months ended June 30, 2003.

Income (Loss) From Discontinued Operations. The Company had income from discontinued operations of $116,711 for the six months ended June 30, 2003 relating to the ride facilities, which were subsequently closed down on or about December 31, 2003. The Company had a loss from closing down discontinued operations of $16,923 for the six months ended June 30, 2004, as compared to a loss of $20,461 for the six months ended June 30, 2003. The loss of $20,461 incurred in 2003 related to the Company's joint venture with Dave & Buster's, Inc. The total loss from discontinued operations was $16,923 for the six months ended June 30, 2004, as compared to income from discontinued operations of $96,250 for the six months ended June 30, 2003. Information with respect to discontinued operations is presented below at "Discontinued Operations".

Net Loss. Net loss was $719,038 for the six months ended June 30, 2004, as compared to a net loss of $767,861 for the six months ended June 30, 2003.


Discontinued Operations - Three Months and Six Months Ended June 30, 2004 and 2003:

Discontinued operations consist of activities with respect to the ride simulator business, which was discontinued effective December 31, 2003. The consolidated financial statements for the three months and six months ended June 30, 2003 have been restated to reflect the ride simulator business as a discontinued operation. Condensed financial information with respect to the operations of the ride simulator business for the three months and six months ended June 30, 2003 is presented below.


                                               Three Months         Six Months
                                                Ended June          Ended June
                                                 30, 2003            30, 2003
                                                -----------         ----------

   Ticket revenues                               $ 455,185          $ 858,847
                                                   -------            -------

   Direct costs of revenues                        269,129            555,279
   Selling and marketing expenses                    6,023             16,647
   General and administrative expenses             (11,964)            23,826
   Depreciation and amortization                    65,507            146,384
                                                   -------            -------
   Total costs and expenses                        328,695            742,136
                                                   -------            -------

   Income from discontinued operations             126,490            116,711
   Income (loss) from closing down
     discontinued operations - D&B                   1,110            (20,461)
                                                   -------            -------
   Net income from discontinued operations       $ 127,600          $  96,250
                                                   =======            =======


The Company incurred income (loss) for the three months and six months ended June 30, 2004 related to closing down the operations discontinued at December 31, 2003 of $26,014 and $(16,923), respectively.


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

Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court found that the Tickets2Nite, LLC Operating Agreement was valid, clear unambiguous; that although Entasis and Kolker asserted many defenses to the validity of the Operating Agreement, they were without merit; and that Entasis and Kolker breached the Operating Agreement by not funding their portion of the capital contribution. Furthermore, with regard to Entasis and Kolker's counterclaims, the Court found for the Company on all counts.

The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ruled that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC.

Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

The Company is currently conducting the operations of Tix4Tonight at its primary location at the South end of the Las Vegas Strip, which is next door to the Harley-Davidson Cafe at 3729 Las Vegas Boulevard South, until it moves into its new Hawaiian Marketplace Shopping Center location at 3743 Las Vegas Boulevard South later this year. During July 2004, the Company opened a new satellite location on the North end of the Las Vegas Strip at 2955 Las Vegas Boulevard South, and during August 2004, the Company is relocating the administrative offices of Tix4Tonight to a new facility in Las Vegas. Management is currently evaluating the prospects for expansion of this business to at least one additional location in Las Vegas, as well as to other cities throughout the United States and Canada.

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. During the six months ended June 30, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash payments of $457,179 and the return of a $5,000 deposit, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting. The Company recorded $60,173 and $97,694 as its proportionate share of net income from this business venture for the three months and six months ended June 30, 2003. The Company did not receive any distributions from this business venture in 2003. Condensed financial information with respect to the operations of Tickets2Nite, LLC is presented below.


                                Tickets2Nite, LLC
                       Statement of Operations (Unaudited)
                 Three Months and Six Months Ended June 30, 2003


                                         Three Months      Six Months
                                          Ended June       Ended June
                                           30, 2003         30, 2003
                                         ------------      ----------
Ticket commissions                         $ 280,614        $ 476,164
                                           ---------        ---------

Selling and marketing                         94,212          158,534
General and administrative                    47,134           83,232
Depreciation and amortization                 15,420           30,840
                                           ---------        ---------
Total costs and expenses                     156,766          272,606
                                           ---------        ---------

Income from operations                       123,848          203,558
Interest expense                               3,502            8,170
                                           ---------        ---------
Net income                                 $ 120,346        $ 195,388
                                           =========        =========

Liquidity and Capital Resources - June 30, 2004:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its securities to provide the resources necessary to develop its ride facility business, fund its business operations and invest in its Las Vegas business venture. During the years ended December 31, 2003 and 2002, the Company raised $47,500 and $628,750, respectively, of new capital from the sale of its securities. During the six months ended June 30, 2004, the Company raised $225,000 of new capital from the sale or issuance of its securities. The Company is continuing its efforts to raise additional capital during the remainder of 2004.

Effective December 31, 2003, the Company closed its remaining ride facilities and the business operations of Tickets2Nite, LLC were terminated. However, the performance of the Las Vegas business venture during 2003 successfully validated the business model and the Company's efforts to develop this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. The Company's former joint venture partner in Tickets2Nite, LLC is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

The Company is currently conducting the operations of Tix4Tonight at its primary location at the South end of the Las Vegas Strip, which is next door to the Harley-Davidson Cafe at 3729 Las Vegas Boulevard South, until it moves into its new Hawaiian Marketplace Shopping Center location at 3743 Las Vegas Boulevard South later this year. During July 2004, the Company opened a new satellite location on the North end of the Las Vegas Strip at 2955 Las Vegas Boulevard South, and during August 2004, the Company is relocating the administrative offices of Tix4Tonight to a new facility in Las Vegas. Management is currently evaluating the prospects for expansion of this business to at least one additional location in Las Vegas, as well as to other cities throughout the United States and Canada.

Depending on the growth and development of the Company's Las Vegas business venture, additional capital may be required during 2004 to support its operations and expansion plans, which the Company would attempt to provide either through a debt or equity financing. However, there can be no assurances that the Company would be successful in this regard.

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

During the six months ended June 30, 2004, the Company incurred a further net loss of $719,038 and a negative cash flow from operations of $437,384, and had a working capital deficiency of $1,634,418 and a stockholders' deficiency of $1,385,667 at June 30, 2004. The Company will require additional capital to fund operating and debt service requirements, as well as to expand its Las Vegas business venture. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Operating Activities. Operating activities utilized cash of $437,384 during the six months ended June 30, 2004, as compared to $137,963 during the six months ended June 30, 2004, primarily as a result of an increase in deposits, reduced revenues from operating activities and the settlement of liabilities related to discontinued operations. At June 30, 2004, the Company's cash had increased by $19,679 to $110,990, as compared to $91,311 at December 31, 2003.

The Company had a working capital deficit of $1,634,418 at June 30, 2004, as compared to $1,853,907 at December 31, 2003. At June 30, 2004 and December 31, 2003, the Company's note payable to its primary secured lender of $716,242 was in default and was classified as a current liability (see "Transactions with Primary Secured Lender" below).

Investing Activities. Investing activities provided net cash of $423,575 during the six months ended June 30, 2004, consisting of distributions resulting from the termination of the Tickets2Nite joint venture of $457,179, less purchases of property and equipment of $33,604. For the six months ended June 30, 2003, investing activities provided net cash of $40,791, consisting of distributions from the Dave & Buster's, Inc. joint venture of $23,861 and reimbursements from Tickets2Nite of $16,930.

Financing Activities. Financing activities provided net cash of $33,488 during the six months ended June 30, 2004, consisting of proceeds from the sale of the Company's securities and the exercise of warrants of $225,000, less the repayment of a bank line of credit of $174,000 and principal payments on capital lease obligations of $17,512. For the six months ended June 30, 2003, financing activities provided net cash of $57,906, consisting of proceeds from the sale of the Company's securities of $47,500 and a loan from an officer of $15,000, less principal payments on capital lease obligations of $4,594.

During the three months ended June 30, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating $200,000 of equity capital.

During 2003, the Company established a line of credit with a bank for $174,000, with interest payable monthly at the bank's prime rate (4% at December 31, 2003) plus 1%. The line of credit was secured by the Company's assets and was scheduled to mature on December 15, 2004. The line of credit was repaid in full in January 2004.

During the six months ended June 30, 2003, the Company conducted a private placement offering consisting of units comprised of four shares of common stock and four common stock purchase warrants for each $1.00 invested. The warrants are exercisable at $0.50 per share for a period of 30 months from the date of issuance. The Company raised a total of $47,500 and issued 190,000 shares of common stock and 190,000 common stock purchase warrants. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2003, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

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

Effective June 25, 2001, in order to cure prior defaults, the Company completed a Second Modification Agreement and Waiver of Defaults with the lender which:
(1) provided a waiver of all prior payment defaults; (2) reduced the monthly payments; (3) increased the principal balance due the lender of accrued interest payable; (4) accelerated the due date of the loan; (5) repriced certain warrants previously issued to the lender; (6) issued additional warrants to the lender; and (7) revised certain rights included in the lender's Warrant Holder Rights Agreement.

Effective April 17, 2002, the Company completed a Third Modification Agreement and Waiver of Defaults with the secured lender, which provided for: (1) the waiver of all prior payment defaults; (2) interest on the unpaid balance at 16.64% per annum; (3) the payment of interest only for the months of March, April and May 2002; and (4) commencing June 2002, monthly payments of principal and interest of $18,955 for a period of five years. Required monthly payments on the loan were in arrears subsequent to December 31, 2002. The loan was due in full on March 1, 2002, but the Company did not make this balloon payment. As a result, the principal balance of this loan of $716,242 at June 30, 2004 and December 31, 2003 was classified as a current liability in the consolidated financial statements at such dates. Accrued interest payable on this loan was $201,488 and $126,375 at June 30, 2004 and December 31, 2003, respectively.

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

Commitments and Contingencies. At June 30, 2004, the Company did not have any material commitments for capital expenditures other than with respect to a new five-year lease that the Company entered into effective April 30, 2004 for a new ticket booth facility on the Las Vegas Strip for its Tix4Tonight operations. The Company estimates that it will cost in excess of $100,000 to build out such space during 2004, which the Company has not yet determined how it will finance.

Off-Balance Sheet Arrangements. At June 30, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.


Recent Accounting Pronouncements:

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

At June 30, 2004, the Company was involved in the following legal proceeding:

The Company's Las Vegas ride facility was located at the Forum Shops at Caesars (the "Forum Shops"). The Forum Shops is a high traffic tourist mall located between Caesars and the Mirage Hotel on the Las Vegas "Strip".

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

At December 31, 2003 and June 30, 2004, the Company had accrued approximately $393,000 for unpaid rent on the Las Vegas ride facility through December 31, 2003, which has been included in liabilities related to discontinued operations in the consolidated balance sheets at June 30, 2004 and December 31, 2003. The Company's remaining obligation subsequent to December 31, 2003 under its Las Vegas lease, the primary term of which continues through December 31, 2004, totals approximately $480,000. As a result of the ongoing litigation with the Forum Shops, the Company has not accrued the remaining obligation under its Las Vegas lease.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2004, the Company issued 75,000 shares of common stock to Gang Consulting Inc. for consulting services. The aggregate fair market value of such shares of $37,000 was charged to operations as general and administrative expense.

During the three months ended June 30, 2004, Gang Consulting Inc. exercised a warrant to purchase 100,000 shares of common stock at $0.25 per share, as a result of which the Company received total cash proceeds of $25,000.

During the three months ended June 30, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating $200,000 of equity capital.

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

Effective June 25, 2001, in order to cure prior defaults, the Company completed a Second Modification Agreement and Waiver of Defaults with the lender which:
(1) provided a waiver of all prior payment defaults; (2) reduced the monthly payments; (3) increased the principal balance due the lender of accrued interest payable; (4) accelerated the due date of the loan; (5) repriced certain warrants previously issued to the lender; (6) issued additional warrants to the lender; and (7) revised certain rights included in the lender's Warrant Holder Rights Agreement.

Effective April 17, 2002, the Company completed a Third Modification Agreement and Waiver of Defaults with the secured lender, which provided for: (1) the waiver of all prior payment defaults; (2) interest on the unpaid balance at 16.64% per annum; (3) the payment of interest only for the months of March, April and May 2002; and (4) commencing June 2002, monthly payments of principal and interest of $18,955 for a period of five years. Required monthly payments on the loan were in arrears subsequent to December 31, 2002. The loan was due in full on March 1, 2002, but the Company did not make this balloon payment. As a result, the principal balance of this loan of $716,242 at June 30, 2004 and December 31, 2003 was classified as a current liability in the consolidated financial statements at such dates. Accrued interest payable on this loan was $201,488 and $126,375 at June 30, 2004 and December 31, 2003, respectively.

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

Three Months Ended June 30, 2004:  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  August 11, 2004            By:  ___________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

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