Form 10QSB
period 2004-09-30
CINEMA RIDE INC
filed 2004-11-12
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2004

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

As of September 30, 2004, the Company had 9,626,237 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                      CINEMA RIDE, INC. AND SUBSIDIARIES

                                     INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets - September 30, 2004 (Unaudited) and December 31, 2003

      Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2004 and 2003

      Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2004 and 2003

      Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2004 and 2003

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2. Changes in Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities

  Item 3.  Defaults Upon Senior Securities

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                       Cinema Ride, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                           September 30,   December 31,
                                               2004            2003
                                           -------------   ------------
                                            (Unaudited)
ASSETS

Current assets:
  Cash                                    $     6,678       $   91,311
  Prepaid accounting fee to
    related party                              44,215             -
  Other current assets                          2,058           16,268
                                           ----------        ---------
Total current assets                           52,951          107,579
                                           ----------        ---------

Property and equipment:
  Office equipment and furniture              160,542          156,586
  Equipment under capital lease               141,928          141,928
  Leasehold improvements                       58,709           14,662
                                           ----------        ---------
                                              361,179          313,176

  Less accumulated depreciation              (127,479)         (81,825)
                                           ----------        ---------
                                              233,700          231,351
                                           ----------        ---------

Other assets:
  Assets related to discontinued
    operations                                    588              588
  Investment in terminated joint
    venture - Tickets2Nite                       -             462,179
  Deposits                                     70,109           30,029
                                           ----------        ---------
                                               70,697          492,796
                                           ----------        ---------
Total assets                              $   357,348       $  831,726
                                           ==========        =========

                                  (continued)

                      Cinema Ride, Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (continued)


                                           September 30,   December 31,
                                               2004            2003
                                           -------------   ------------
                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    liabilities                           $   505,746      $   339,071
  Accrued officer's compensation               68,462           12,066
  Accrued interest payable, note
    payable to secured lender                 240,197          126,375
  Current portion of note
    payable to secured lender                 716,242          716,242
  Current portion of capital
    lease obligations                          44,818           40,180
  Bank line of credit                            -             174,000
  Liabilities related to
    discontinued operations                   425,157          553,552
                                           ----------       ----------
Total current liabilities                   2,000,622        1,961,486
                                           ----------       ----------

Non-current liabilities:
  Capital lease obligations,
    less current portion                       54,400           88,620
                                           ----------       ----------


Commitments and contingencies


Stockholders' deficiency:
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                                  -                -
Common stock, $0.08 par value -
  Authorized - 20,000,000 shares
  Issued and Outstanding -
  9,626,237 shares and 8,515,125
  shares at September 30, 2004 and
  December 31, 2003, respectively             770,099          681,210
Additional paid-in capital                 11,469,745       10,908,983
Deferred compensation                         (20,000)         (35,000)
Accumulated deficit                       (13,917,518)     (12,773,573)
                                           ----------       ----------
Total stockholders' deficiency             (1,697,674)      (1,218,380)
                                           ----------       ----------
Total liabilities and
  stockholders' deficiency                $   357,348      $   831,726
                                           ==========       ==========



     See accompanying notes to condensed consolidated financial statements.

                       Cinema Ride, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2004              2003
                                                  ---------         ---------
Commissions and fees on gross
  ticket sales of $1,572,679                      $ 407,724         $   -
                                                    -------           -------

Costs and expenses:
  Direct costs of revenues                          226,823             -
  Selling and marketing expenses                    106,483             -
  General and administrative expenses,
    including non-cash compensation
    expense of $112,901 in 2004 and
    $119,617 in 2003                                424,588           245,926
  Depreciation and amortization                      15,294               630
  Start-up costs of Tickets2Nite
    business venture                                   -                7,078
                                                    -------           -------
  Total costs and expenses                          773,188           253,634
                                                    -------           -------
Loss from operations                               (365,464)         (253,634)
                                                    -------           -------

Other income (expense):
  Equity in net income of terminated
    joint venture - Tickets2Nite                       -              109,788
  Interest income                                      -                    3
  Other income                                       26,612               294
  Interest expense                                  (48,246)          (39,645)
                                                    -------           -------
  Total other income (expense), net                 (21,634)           70,440
                                                    -------           -------
Loss before discontinued operations                (387,098)         (183,194)
                                                    -------           -------

Income (loss) from discontinued operations:
  Income from discontinued operations                  -              127,155
  Income (loss) from closing down
    discontinued operations                         (37,809)            1,043
                                                    -------           -------
Income (loss) from discontinued operations          (37,809)          128,198
                                                    -------           -------
Net loss                                          $(424,907)        $ (54,996)
                                                    =======           =======

Net income (loss) per common share -
  basic and diluted:
    From continuing operations                       $(0.04)           $(0.03)
    From discontinued operations                        -                0.02
                                                       ----              ----
    Net loss per share                               $(0.04)           $(0.01)
                                                       ====              ====

Weighted average number of common shares
  outstanding - basic and diluted                 9,588,737         6,127,225
                                                  =========         =========

    See accompanying notes to condensed consolidated financial statements.

                      Cinema Ride, Inc. and Subsidiaries
          Condensed Consolidated Statements of Operations (Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2004            2003
                                                  ---------       ---------
Commissions and fees on gross
  ticket sales of $4,145,809                    $ 1,076,170     $     -
                                                  ---------       ---------

Costs and expenses:
  Direct costs of revenues                          566,868           -
  Selling and marketing expenses                    308,466           -
  General and administrative expenses,
    including non-cash compensation
    expense of $227,651 in 2004 and
    $364,016 in 2003                              1,131,069       1,109,502
  Depreciation and amortization                      45,654           1,890
  Start-up costs of Tickets2Nite
    business venture, including
    non-cash costs of $16,500                          -             27,058
                                                  ---------       ---------
  Total costs and expenses                        2,052,057       1,138,450
                                                  ---------       ---------
Loss from operations                               (975,887)     (1,138,450)
                                                  ---------       ---------

Other income (expense):
  Equity in net income of terminated
    joint venture - Tickets2Nite                       -            207,482
  Interest income                                        10              10
  Other income                                       26,884             294
  Interest expense                                 (140,220)       (116,641)
                                                  ---------       ---------
  Total other income (expense), net                (113,326)         91,145
                                                  ---------       ---------
Loss before discontinued operations              (1,089,213)     (1,047,305)
                                                  ---------       ---------

Income (loss) from discontinued operations:
  Income from discontinued operations                  -            243,866
  Loss from closing down discontinued
    operations                                      (54,732)        (19,418)
                                                  ---------       ---------
Income (loss) from discontinued operations          (54,732)        224,448
                                                  ---------       ---------
Net loss                                        $(1,143,945)    $  (822,857)
                                                  =========       =========

Net income (loss) per common share -
  basic and diluted:
    From continuing operations                       $(0.12)         $(0.18)
    From discontinued operations                      (0.01)           0.04
                                                       ----            ----
    Net loss per share                               $(0.13)         $(0.14)
                                                       ====            ====

Weighted average number of common shares
  outstanding - basic and diluted                 9,112,502       5,962,733
                                                  =========       =========

    See accompanying notes to condensed consolidated financial statements.

                      Cinema Ride, Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2004            2003
                                                  ---------       ---------
Cash flows from operating activities:
Net loss                                        $(1,143,945)      $(822,857)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      45,654           1,890
  Depreciation and amortization - discontinued
    operations                                         -            211,137
  Closure costs of New Jersey ride facility            -            (60,000)
  Gain on sale of fixed assets                         -               (294)
  Forgiveness of debt - discontinued operations     (26,884)           -
  Amortization of prepaid accounting fee             43,630            -
  Common stock and warrants issued for services     212,651         132,516
  Amortization of deferred compensation              15,000         248,000
  Equity in net income of terminated joint
    venture - Tickets2Nite                             -           (207,482)
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Other current assets                           14,210         (16,660)
      Deposits                                      (35,080)           -
      Assets related to discontinued operations        -             (8,991)
    Increase (decrease) in:
      Accounts payable and accrued liabilities      347,226         250,172
      Accrued interest payable, note payable to
        secured lender                              113,822          92,831
      Liabilities related to discontinued
        operations                                 (101,511)         86,483
                                                  ---------         -------
Net cash used in operating activities              (515,227)        (93,255)
                                                  ---------         -------

Cash flows from investing activities:
  Distributions and reimbursements from
    terminated joint venture - Tickets2Nite         457,179          16,930
  Distributions received from terminated
    joint venture - D&B                                -             23,861
  Purchases of property and equipment               (48,003)           -
  Sale of property and equipment                       -                294
                                                  ---------         -------
Net cash provided by investing activities           409,176          41,085
                                                  ---------         -------

Cash flows from financing activities:
  Repayment of bank line of credit                 (174,000)           -
  Principal payments on capital lease
    obligations                                     (29,582)         (7,041)
  Sale of equity securities                         200,000          47,500
  Exercise of warrants                               25,000            -
  Loan from officer                                    -             15,000
                                                  ---------         -------
Net cash provided by financing activities            21,418          55,459
                                                  ---------         -------

                                  (continued)

                      Cinema Ride, Inc. and Subsidiaries
    Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2004            2003
                                                  ---------       ---------
Cash:
  Net increase (decrease)                           (84,633)          3,289
  Balance at beginning of period                     91,311          61,894
                                                  ---------         -------
  Balance at end of period                      $     6,678       $  65,183
                                                  =========         =======


Supplemental disclosures of cash flow
  information:

Cash paid for:
  Interest                                      $    26,398       $  21,432

  Income taxes                                  $     1,871       $   1,270


Non-cash investing and financing
  activities:

Issuance of common stock in capital raising     $      -          $   1,556
Conversion of accounts payable to notes
  payable                                       $      -          $   7,913
Issuance of common stock for accounts payable   $   124,155       $    -
Issuance of common stock for prepaid services   $    87,845       $    -


    See accompanying notes to condensed consolidated financial statements.

                      Cinema Ride, Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (Unaudited)
        Three Months and Nine Months Ended September 30, 2004 and 2003


1.   Organization and Basis of Presentation

Basis of Presentation - The condensed consolidated financial statements include the operations of Cinema Ride, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. The consolidated balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

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

The Company's results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Ride Simulator Business - During the fiscal year ended December 31, 2003, the Company operated two ride facilities for the entire year, as well as one ride facility in a joint venture through February 15, 2003 (see Note 3). The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall located between Caesars and the Mirage Hotel in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow, although the Company also derived substantial economic benefit from its investment in and operation of its Las Vegas half-price show ticketing business venture in 2003 (see Note 4).

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. The consolidated financial statements for the three months and nine months September 30, 2003 have been restated to reflect this business as a discontinued operation. A summary of the results of operations of the ride facility business for the three months and nine months ended September 30, 2004 and 2003 is provided at Note 3.

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

Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

The Company is currently conducting the operations of Tix4Tonight at its primary location at the South end of the Las Vegas Strip, which is next door to the Harley-Davidson Cafe at 3729 Las Vegas Boulevard South, until it moves into its new Hawaiian Marketplace Shopping Center location at 3743 Las Vegas Boulevard South during the next several months. During July 2004, the Company opened a new satellite location on the North end of the Las Vegas Strip at 2955 Las Vegas Boulevard South, and during August 2004, the Company relocated the administrative offices of Tix4Tonight to a new facility in Las Vegas. During September 2004, the Company also signed a lease for a new location in the Fashion Show Mall on the Las Vegas Strip, which is expected to commence operations in late 2004 or early 2005. Management is also evaluating the prospects for expansion of this business to other cities throughout the United States and Canada.

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. During the nine months ended September 30, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash payments of $457,179 and the return of a $5,000 deposit, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to the Company's wholly-owned subsidiary, Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting. Financial information with respect to the Company's investment in Tickets2Nite, LLC, including its balance sheet at December 31, 2003 and its results of operations for the three months and nine months ended September 30, 2003, are provided at Note 4.

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

Revenue Recognition and Presentation - The Company's Las Vegas half-price show ticketing business recognizes revenue from the sale of show tickets provided by various Las Vegas shows. The Company recognizes revenue only with respect to the ticket commissions and fees that it earns in such transactions. For the three months and nine months ended September 30, 2004, gross ticket sales on which the Company's commissions and fees were based were $1,572,679 and $4,145,809, respectively.

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

During the nine months ended September 30, 2004, the Company incurred a further net loss of $1,143,945 and a negative cash flow from operations of $515,227, and had a working capital deficiency of $1,947,671 and a stockholders' deficiency of $1,697,674 at September 30, 2004. The Company will require additional capital to fund operating and debt service requirements, as well as to fund the expansion of its Las Vegas business venture. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Net Loss Per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings
(loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months and nine months ended September 30, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months and nine months ended September 30, 2004 and 2003. At September 30, 2004 and 2003, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire 5,793,384 shares and 4,904,197 shares, respectively.

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

For the three months ended September 30, 2004 and 2003, the Company would have recorded $0 and $31,194 as additional compensation expense, resulting in a net loss of $424,907 and $86,190, respectively, and a net loss per common share of $0.04 and $0.01, respectively.

For the nine months ended September 30, 2004 and 2003, the Company would have recorded $0 and $93,582 as additional compensation expense, resulting in a net loss of $1,143,945 and $916,439, respectively, and a net loss per common share of $0.13 and $0.15, respectively.


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

The Company determined that its investment in Dave & Buster's, Inc. had been impaired at December 31, 2002. Accordingly, the Company wrote-off certain fixed assets related to such ride facility and certain direct costs related to such closure at December 31, 2002.
During the three months and nine months ended September 30, 2003, the Company recorded income (loss) of $1,043 and $(19,418), respectively, with respect to closing down this facility, which has been included in income (loss) from closing down discontinued operations in the consolidated statements of operations for the three months and nine months ended September 30, 2003.
The Company did not receive any distributions from this joint venture in 2003.

Condensed unaudited financial information with respect to the operations of the ride simulator business for the three months and nine months ended September 30, 2003 is presented below.

                                              Three Months         Nine Months
                                            Ended September     Ended September
                                                30, 2003            30, 2003
                                            ---------------     ---------------
   Ticket revenues                              $648,985           $1,507,832
                                                 -------            ---------

   Direct costs of revenues                      292,340              847,619
   Selling and marketing expenses                  5,912               22,559
   General and administrative expenses           158,825              182,651
   Depreciation and amortization                  64,753              211,137
                                                 -------            ---------
   Total costs and expenses                      521,830            1,263,966
                                                 -------            ---------

   (continued)
   Income from discontinued operations           127,155              243,866
   Income (loss) from closing down
     discontinued operations - D&B                 1,043              (19,418)
                                               ---------            ---------
   Income from discontinued operations          $128,198          $   224,448
                                                 =======            =========

For the three months and nine months ended September 30, 2004, the Company incurred a loss related to closing down the operations discontinued at December 31, 2003 of $37,809 and $54,732, respectively.


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

Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

The Company is currently conducting the operations of Tix4Tonight at its primary location at the South end of the Las Vegas Strip, which is next door to the Harley-Davidson Cafe at 3729 Las Vegas Boulevard South, until it moves into its new Hawaiian Marketplace Shopping Center location at 3743 Las Vegas Boulevard South during the next several months. During July 2004, the Company opened a new satellite location on the North end of the Las Vegas Strip at 2955 Las Vegas Boulevard South, and during August 2004, the Company relocated the administrative offices of Tix4Tonight to a new facility in Las Vegas. During September 2004, the Company also signed a lease for a new location in the Fashion Show Mall on the Las Vegas Strip, which is expected to commence operations in late 2004 or early 2005. Management is also evaluating the prospects for expansion of this business to other cities throughout the United States and Canada.

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. During the nine months ended September 30, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash payments of $457,179 and the return of a $5,000 deposit, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to the Company's wholly-owned subsidiary, Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting, since it did not have majority voting control of Tickets2Nite, LLC. The Company recorded $109,788 and $207,482 as its proportionate share of net income from this business venture for the three months and nine months ended September 30, 2003. The Company did not receive any distributions from this business venture in 2003. Condensed financial information with respect to Tickets2Nite, LLC is presented below.


                                Tickets2Nite, LLC
                                  Balance Sheet
                                December 31, 2003


      Current Assets                                $602,882
      Property and equipment, net                     93,746
      Other assets                                    12,500
                                                     -------
        Total assets                                $709,128
                                                     =======

      Current liabilities                           $  6,726
      Members' equity                                702,402
                                                     -------
        Total liabilities and equity                $709,128
                                                     =======

                                Tickets2Nite, LLC
                      Statements of Operations (Unaudited)
              Three Months and Nine Months Ended September 30,2003

                                         Three Months      Nine Months
                                       Ended September   Ended September
                                           30, 2003         30, 2003
                                       ---------------   ---------------
Ticket commissions                          $394,797         $870,961
                                             -------          -------

Selling and marketing                        106,241          264,775
General and administrative                    49,938          133,170
Depreciation and amortization                 15,420           46,260
                                             -------          -------
Total costs and expenses                     171,599          444,205
                                             -------          -------

Income from operations                       223,198          426,756
Interest expense                               3,623           11,793
                                             -------          -------
Net income                                  $219,575         $414,963
                                             =======          =======

5.   Note Payable to Secured Lender

On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc., which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, with interest at 16.64% per annum, repayable over a four year period at $40,903 per month, with a balloon payment of $157,503.

On March 10, 1999, the financing agreement was amended to reduce the monthly payments and to extend the maturity date of the note payable. On June 25, 2001 and April 17, 2002, the Company entered into modification agreements and waivers of default with the lender, which, among other provisions, cured prior defaults, provided for various modifications to the terms and conditions of the loan, extended the repayment date, and provided for the issuance of warrants to the lender.

Required monthly payments on this loan have been in arrears subsequent to December 31, 2002. As a result, the principal balance of this loan of $716,242 at September 30, 2004 and December 31, 2003 has been classified as a current liability in the consolidated financial statements at such dates. Accrued interest payable on this loan was $240,197 and $126,375 at September 30, 2004 and December 31, 2003, respectively.

Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provides that the Company repay the lender $175,000 of its aggregate obligation of $956,439 at September 30, 2004 as follows: (i) commencing November 1, 2004, and on the first day of each consecutive month, the Company will pay $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 balance; (ii) on December 1, 2006, the unpaid balance of the $175,000, plus accrued and unpaid interest, shall be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 shall continue to bear interest at 16.64% per annum, but shall be deemed fully satisfied if the Company pays the lender the $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's Chief Executive Officer.


6.   Bank Line of Credit

During 2003, the Company established a line of credit with a bank for $174,000, with interest payable monthly at the bank's prime rate (4% at December 31, 2003) plus 1%. The line of credit was secured by the Company's assets and was scheduled to mature on December 15, 2004. The line of credit was repaid in full in January 2004.


7.   Legal Proceedings

At September 30, 2004, the Company was involved in the following legal proceeding:

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

At December 31, 2003 and September 30, 2004, the Company had accrued approximately $393,000 for unpaid rent on the Las Vegas ride facility through December 31, 2003, which has been included in liabilities related to discontinued operations in the consolidated balance sheets at such dates.
The Company's remaining obligation subsequent to December 31, 2003 under its Las Vegas lease, the primary term of which continues through December 31, 2004, totals approximately $480,000. As a result of the ongoing litigation with the Forum Shops, the Company has not accrued the remaining obligation under its Las Vegas lease.


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

During the three months and nine months ended September 30, 2004, the Company issued 75,000 shares and 225,000 shares of common stock to such firm, respectively. The aggregate fair market value of such shares of $15,500 and $78,250 was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2004, respectively.

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

During the nine months ended September 30, 2004, such firm exercised a warrant to purchase 100,000 shares of common stock at $0.25 per share, as a result of which the Company received total cash proceeds of $25,000.

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

Three Months and Nine Months Ended September 30, 2004:

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

Effective March 29, 2004, the Company issued 300,000 shares of common stock under the 2003 Consultant Stock Plan to Benjamin Frankel, a director of the Company, for accounting services. The aggregate fair market value of such shares on the date of issuance was $162,000 ($0.54 per share), of which $74,155 was applied to reduce the Company's related accounts payable balance and $87,845 was classified as prepaid accounting fee to related party. As of September 30, 2004, the remaining balance of prepaid accounting fee to related party was $44,215.

Effective June 16, 2004, the Company issued 111,112 shares of common stock and a warrant to purchase 100,000 shares of common stock, all under the 2003 Consultant Stock Plan, to Richardson & Patel LLP, the Company's legal counsel, for legal services. The warrant is exercisable for a period of five years, one-half at $0.50 per share and one-half at $1.00 per share. The aggregate fair market value of the shares on the date of issuance was $50,000 ($0.45 per share), all of which was applied to reduce the Company's related accounts payable balance. The aggregate fair value of the warrant was calculated pursuant to the Black-Scholes option-pricing model as $44,500, and was charged to operations as general and administrative expense during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating $200,000 of equity capital.

During the nine months ended September 30, 2004, Gang Consulting, Inc. exercised 100,000 warrants at $0.25 per share and received 100,000 shares of common stock in exchange for $25,000.

During the nine months ended September 30, 2004, the Company cancelled 25,000 shares of common stock with a fair market value of $2,500.

During the three months and nine months ended September 30, 2004, the Company agreed to issue warrants to four individuals for services rendered to purchase 210,000 shares of common stock exercisable for a period of three years at $0.25 per share (50,000 shares), $0.30 per share (100,000 shares) and $0.50 per share (60,000 shares). The aggregate fair value of the warrants were calculated pursuant to the Black-Scholes option-pricing model as $92,400, and was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2004.

Pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004, approved a resolution to adopt a 2004 Stock Option Plan and a 2004 Directors Stock Option Plan, pursuant to which the Company reserved for future issuance 960,000 shares and 240,000 shares of its authorized but unissued common stock, respectively.
The Joint Written Consent also authorized the Company to change its name to "Tix Corporation" and to increase its authorized common shares from 20,000,000 shares to 100,000,000 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

During the fiscal year ended December 31, 2003, the Company operated two ride facilities for the entire year, as well as one ride facility in a joint venture through February 15, 2003. The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesars (the "Forum Shops"), a high traffic tourist mall located between Caesars and the Mirage Hotel in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow, although the Company also derived substantial economic benefit from its investment in and operation of its Las Vegas half-price show ticketing business venture in 2003 (see "Tickets2Nite Business Venture" below).

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. The consolidated financial statements for the three months and nine months ended September 30, 2003 have been restated to reflect this business as a discontinued operation. A summary of the results of operations of the ride facility business for the three months and nine months ended September 30, 2004 and 2003 is provided below at "Discontinued Operations".

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

Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

The Company is currently conducting the operations of Tix4Tonight at its primary location at the South end of the Las Vegas Strip, which is next door to the Harley-Davidson Cafe at 3729 Las Vegas Boulevard South, until it moves into its new Hawaiian Marketplace Shopping Center location at 3743 Las Vegas Boulevard South during the next several months. During July 2004, the Company opened a new satellite location on the North end of the Las Vegas Strip at 2955 Las Vegas Boulevard South, and during August 2004, the Company relocated the administrative offices of Tix4Tonight to a new facility in Las Vegas. During September 2004, the Company also signed a lease for a new location in the Fashion Show Mall on the Las Vegas Strip, which is expected to commence operations in late 2004 or early 2005. Management is also evaluating the prospects for expansion of this business to other cities throughout the United States and Canada.

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. During the nine months ended September 30, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash payments of $457,179 and the return of a deposit of $5,000, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to the Company's wholly-owned subsidiary, Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting. Financial information with respect to the results of operations of Tickets2Nite, LLC for the three months and nine months ended September 30, 2003 is presented below at "Tickets2Nite Business Venture".

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

During the nine months ended September 30, 2004, the Company incurred a further net loss of $1,143,945 and a negative cash flow from operations of $515,227, and had a working capital deficiency of $1,947,671 and a stockholders' deficiency of $1,697,674 at September 30, 2004. The Company will require additional capital to fund operating and debt service requirements, as well as to fund the expansion of its Las Vegas business venture. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

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

Impairment of Long-Lived Assets:

The Company's long-lived assets consist of property and equipment. At September 30, 2004 and December 31, 2003, the net value of property and equipment was $233,700 and $231,351, respectively. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

Results of Operations:

Three Months Ended September 30, 2004 and 2003 -

For the three month ended September 30, 2004, the Company's only source of operating revenues was from its wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which commenced the operations of a same-day, half-price show ticketing business in Las Vegas in January 2004.

Revenues. Revenues from ticket commissions and fees were $407,724 for the three months ended September 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable revenues for the three months ended September 30, 2003.

Gross ticket sales on which the Company's commissions and fees were based were $1,572,679 for the three months ended September 30, 2004, equivalent to a 25.93% gross margin.

Direct Costs of Revenues. Direct costs of revenues were $226,823 for the three months ended September 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable direct costs of revenues for the three months ended September 30, 2003.

Selling and Marketing Expenses. Selling and marketing expenses were $106,483 for the three months ended September 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable selling and marketing expenses for the three months ended September 30, 2003.

General and Administrative Expenses. General and administrative expenses increased by $178,662 or 72.6% to $424,588 for the three months ended September 30, 2004, as compared to $245,926 for the three months ended September 30, 2003, in part as a result of general and administrative expenses related to Tix4Tonight operations of $74,024 in 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable general and administrative expenses for the three months ended September 30, 2003. In addition, general and administrative expenses in 2004 and 2003 included non-cash compensation of $112,901 and $119,617, respectively.

Depreciation and Amortization. Depreciation and amortization increased by $14,664 to $15,294 for the three months ended September 30, 2004, as compared to $630 for the three months ended September 30, 2003, primarily as a result of depreciation incurred with respect to Tix4Tonight in 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable depreciation and amortization for the three months ended September 30, 2003.

Start-up Costs of Tickets2Nite Business Venture. The Company incurred start-up costs with respect to the development of its Tickets2Nite business venture of $7,078 for the three months ended September 30, 2003.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $365,464 for the three months ended September 30, 2004, as compared to a loss from operations of $253,634 for the three months ended September 30, 2003.

Interest Expense. Interest expense increased by $8,601 or 21.1% to $48,246 for the three months ended September 30, 2004, as compared to $39,645 for the three months ended September 30, 2003.

Equity in Net Income of Terminated Joint Venture - Tickets2Nite. Equity in net income of joint venture - Tickets2Nite was $109,788 for the three months ended September 30, 2003. There was no equity in net income (loss) of joint venture - Tickets2Nite in 2004, as the joint venture ceased operations effective December 31, 2003.

Loss Before Discontinued Operations. Loss before discontinued operations was $387,098 for the three months ended September 30, 2004, as compared to a loss before discontinued operations of $183,194 for the three months ended September 30, 2003.

Income (Loss) From Discontinued Operations. The Company had income from discontinued operations of $127,155 for the three months ended September 30, 2003 relating to the ride facilities, which were subsequently closed down on or about December 31, 2003. The Company had a loss from closing down discontinued operations of $37,809 for the three months ended September 30, 2004, as compared to income of $1,043 for the three months ended September 30, 2003. The income of $1,110 incurred in 2003 related to the Company's joint venture with Dave & Buster's, Inc. The total loss from discontinued operations was $37,809 for the three months ended September 30, 2004, as compared to income from discontinued operations of $128,198 for the three months ended September 30, 2003. Information with respect to discontinued operations is presented below at "Discontinued Operations".

Net Loss. Net loss was $424,907 for the three months ended September 30, 2004, as compared to a net loss of $54,996 for the three months ended September 30, 2003.


Nine Months Ended September 30, 2004 and 2003 -

For the nine months ended September 30, 2004, the Company's only source of operating revenues was from its wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which commenced the operations of a same-day, half-price show ticketing business in Las Vegas in January 2004.

Revenues. Revenues from ticket commissions and fees were $1,076,170 for the nine months ended September 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable revenues for the nine months ended September 30, 2003.
Gross ticket sales on which the Company's commissions and fees were based were $4,145,809 for the nine months ended September 30, 2004, equivalent to a 25.96% gross margin.

Direct Costs of Revenues. Direct costs of revenues were $566,868 for the nine months ended September 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable direct costs of revenues for the nine months ended September 30, 2003.

Selling and Marketing Expenses. Selling and marketing expenses were $308,466 for the nine months ended September 30, 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable selling and marketing expenses for the nine months ended September 30, 2003.

General and Administrative Expenses. General and administrative expenses increased by $21,567 or 1.9% to $1,131,069 for the nine months ended September 30, 2004, as compared to $1,109,502 for the nine months ended September 30, 2003, in part as a result of general and administrative expenses related to Tix4Tonight operations of $174,201 in 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable general and administrative expenses for the nine months ended September 30, 2003. In addition, general and administrative expenses in 2004 and 2003 included non-cash compensation of $227,651 and $364,016, respectively.

Depreciation and Amortization. Depreciation and amortization increased by $43,764 to $45,654 for the nine months ended September 30, 2004, as compared to $1,890 for the nine months ended September 30, 2003, primarily as a result of depreciation incurred with respect to Tix4Tonight in 2004. As Tix4Tonight commenced operations in January 2004, the Company did not have any comparable depreciation and amortization for the nine months ended September 30, 2003.

Start-up Costs of Tickets2Nite Business Venture. The Company incurred start-up costs with respect to the development of its Tickets2Nite business venture of $27,058 for the nine months ended September 30, 2003, including non-cash costs of $16,500.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $975,887 for the nine months ended September 30, 2004, as compared to a loss from operations of $1,138,450 for the nine months ended September 30, 2003.

Interest Expense. Interest expense increased by $23,579 or 20.2% to $140,220 for the nine months ended September 30, 2004, as compared to $116,641 for the nine months ended September 30, 2003.

Equity in Net Income of Terminated Joint Venture - Tickets2Nite. Equity in net income of joint venture - Tickets2Nite was $207,482 for the nine months ended September 30, 2003. There was no equity in net income (loss) of joint venture - Tickets2Nite in 2004, as the joint venture ceased operations effective December 31, 2003.

Loss Before Discontinued Operations. Loss before discontinued operations was $1,089,213 for the nine months ended September 30, 2004, as compared to a loss before discontinued operations of $1,047,305 for the nine months ended September 30, 2003.

Income (Loss) From Discontinued Operations. The Company had income from discontinued operations of $243,866 for the nine months ended September 30, 2003 relating to the ride facilities, which were subsequently closed down on or about December 31, 2003. The Company had a loss from closing down discontinued operations of $54,732 for the nine months ended September 30, 2004, as compared to a loss of $19,418 for the nine months ended September 30, 2003. The loss of $19,418 incurred in 2003 related to the Company's joint venture with Dave & Buster's, Inc. The total loss from discontinued operations was $54,732 for the nine months ended September 30, 2004, as compared to income from discontinued operations of $224,448 for the nine months ended September 30, 2003. Information with respect to discontinued operations is presented below at "Discontinued Operations".

Net Loss. Net loss was $1,143,945 for the nine months ended September 30, 2004, as compared to a net loss of $822,857 for the nine months ended September 30, 2003.


Discontinued Operations - Three Months and Nine Months Ended September 30, 2004 and 2003:

Discontinued operations consist of activities with respect to the ride simulator business, which was discontinued effective December 31, 2003. The consolidated financial statements for the three months and nine months ended September 30, 2003 have been restated to reflect the ride simulator business as a discontinued operation. Condensed unaudited financial information with respect to the operations of the ride simulator business for the three months and nine months ended September 30, 2003 is presented below.

                                              Three Months         Nine Months
                                             Ended September     Ended September
                                                 30, 2003            30, 2003
                                             ---------------     ---------------
  Ticket revenues                               $648,985            $1,507,832
                                                 -------             ---------

  Direct costs of revenues                       292,340               847,619
  Selling and marketing expenses                   5,912                22,559
  General and administrative expenses            158,825               182,651
  Depreciation and amortization                   64,753               211,137
                                                 -------             ---------
  Total costs and expenses                       521,830             1,263,966
                                                 -------             ---------
  Income from discontinued operations            127,155               243,866
  Income (loss) from closing down
    discontinued operations - D&B                  1,043               (19,418)
                                                 -------             ---------
  Income from discontinued operations           $128,198            $  224,448
                                                 =======             =========


For the three months and nine months ended September 30, 2004, the Company incurred a loss related to closing down the operations discontinued at December 31, 2003 of $37,809 and $54,732, respectively.


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

Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003. The performance of this new business venture during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. Kolker is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

The Company is currently conducting the operations of Tix4Tonight at its primary location at the South end of the Las Vegas Strip, which is next door to the Harley-Davidson Cafe at 3729 Las Vegas Boulevard South, until it moves into its new Hawaiian Marketplace Shopping Center location at 3743 Las Vegas Boulevard South during the next several months. During July 2004, the Company opened a new satellite location on the North end of the Las Vegas Strip at 2955 Las Vegas Boulevard South, and during August 2004, the Company relocated the administrative offices of Tix4Tonight to a new facility in Las Vegas. During September 2004, the Company also signed a lease for a new location in the Fashion Show Mall on the Las Vegas Strip, which is expected to commence operations in late 2004 or early 2005. Management is also evaluating the prospects for expansion of this business to other cities throughout the United States and Canada.

As of December 31, 2003, the Company's investment in Tickets2Nite, LLC was $462,179. During the nine months ended September 30, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash payments of $457,179 and the return of a $5,000 deposit, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity. Most of the assets developed by the Company for the Tickets2Nite business have been distributed to the Company's wholly-owned subsidiary, Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets.

Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting. The Company recorded $109,788 and $207,482 as its proportionate share of net income from this business venture for the three months and nine months ended September 30, 2003. The Company did not receive any distributions from this business venture in 2003. Condensed financial information with respect to Tickets2Nite, LLC is presented below.

                                Tickets2Nite, LLC
                      Statements of Operations (Unaudited)
              Three Months and Nine Months Ended September 30,2003

                                         Three Months      Nine Months
                                       Ended September   Ended September
                                           30, 2003         30, 2003
                                       ---------------   ---------------
Ticket commissions                          $394,797         $870,961
                                             -------          -------

Selling and marketing                        106,241          264,775
General and administrative                    49,938          133,170
Depreciation and amortization                 15,420           46,260
                                             -------          -------
Total costs and expenses                     171,599          444,205
                                             -------          -------

Income from operations                       223,198          426,756
Interest expense                               3,623           11,793
                                             -------          -------
Net income                                  $219,575         $414,963
                                             =======          =======


Liquidity and Capital Resources - September 30, 2004:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its securities to provide the resources necessary to develop its ride facility business, fund its business operations and invest in its Las Vegas business venture. During the years ended December 31, 2003 and 2002, the Company raised $47,500 and $628,750, respectively, of new capital from the sale of its securities. During the nine months ended September 30, 2004, the Company raised $225,000 of new capital from the sale or issuance of its securities. The Company is continuing its efforts to raise additional capital during the remainder of 2004.

Effective December 31, 2003, the Company closed its remaining ride facilities and the business operations of Tickets2Nite, LLC were terminated. However, the performance of the Las Vegas business venture during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC. The Company owns 100% of the Tix4Tonight business, which is currently the Company's only source of operating revenues in 2004. The Company's former joint venture partner in Tickets2Nite, LLC is now competing with Tix4Tonight, LLC through Tickets2Nite, Inc., a Nevada corporation.

The Company is currently conducting the operations of Tix4Tonight at its primary location at the South end of the Las Vegas Strip, which is next door to the Harley-Davidson Cafe at 3729 Las Vegas Boulevard South, until it moves into its new Hawaiian Marketplace Shopping Center location at 3743 Las Vegas Boulevard South during the next several months. During July 2004, the Company opened a new satellite location on the North end of the Las Vegas Strip at 2955 Las Vegas Boulevard South, and during August 2004, the Company relocated the administrative offices of Tix4Tonight to a new facility in Las Vegas. During September 2004, the Company also signed a lease for a new location in the Fashion Show Mall on the Las Vegas Strip, which is expected to commence operations in late 2004 or early 2005. Management is also evaluating the prospects for expansion of this business to other cities throughout the United States and Canada.

As a result of the growth and development of the Company's Las Vegas business venture, the Company will require additional capital during 2004 and 2005 to support its operations and expansion plans, which the Company intends to obtain through the sale of its convertible debt and/or equity securities. However, there can be no assurances that the Company will be successful in this regard.

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

During the nine months ended September 30, 2004, the Company incurred a further net loss of $1,143,945 and a negative cash flow from operations of $515,227, and had a working capital deficiency of $1,947,671 and a stockholders' deficiency of $1,697,674 at September 30, 2004. The Company will require additional capital to fund operating and debt service requirements, as well as to fund the expansion of its Las Vegas business venture. The Company has been exploring various alternatives to raise this required capital, but there can be no assurances that the Company will ultimately be successful in this regard.

To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Operating Activities. Operating activities utilized cash of $515,227 during the nine months ended September 30, 2004, as compared to $93,255 during the nine months ended September 30, 2003, primarily as a result of the lack of income from discontinued operations in 2004 and the settlement of liabilities related to discontinued operations, offset in part by an increase in accounts payable and accrued liabilities. At September 30, 2004, the Company's cash had decreased by $84,633 to $6,678, as compared to $91,311 at December 31, 2003.

The Company had a working capital deficit of $1,947,671 at September 30, 2004, as compared to $1,853,907 at December 31, 2003. At September 30, 2004 and December 31, 2003, the Company's note payable to its secured lender of $716,242 was classified as a current liability (see "Transactions with Secured Lender" below).

Investing Activities. Investing activities provided net cash of $409,176 during the nine months ended September 30, 2004, consisting of distributions resulting from the termination of the Tickets2Nite joint venture of $457,179, less purchases of property and equipment of $48,003. For the nine months ended September 30, 2003, investing activities provided net cash of $41,085, consisting of distributions from the Dave & Buster's, Inc. joint venture of $23,861, reimbursements from Tickets2Nite of $16,930 and the proceeds from the sale of fixed assets of $294.

Financing Activities. Financing activities provided net cash of $21,418 during the nine months ended September 30, 2004, consisting of proceeds from the sale of the Company's securities and the exercise of warrants of $225,000, less the repayment of a bank line of credit of $174,000 and principal payments on capital lease obligations of $29,582. For the nine months ended September 30, 2003, financing activities provided net cash of $55,459, consisting of proceeds from the sale of the Company's securities of $47,500 and a loan from an officer of $15,000, less principal payments on capital lease obligations of $7,041.

During the nine months ended September 30, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating $200,000 of equity capital.

During 2003, the Company established a line of credit with a bank for $174,000, with interest payable monthly at the bank's prime rate (4% at December 31, 2003) plus 1%. The line of credit was secured by the Company's assets and was scheduled to mature on December 15, 2004. The line of credit was repaid in full in January 2004.

During the nine months ended September 30, 2003, the Company conducted a private placement offering consisting of units comprised of four shares of common stock and four common stock purchase warrants for each $1.00 invested. The warrants are exercisable at $0.50 per share for a period of 30 months from the date of issuance. The Company raised a total of $47,500 and issued 190,000 shares of common stock and 190,000 common stock purchase warrants. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock during 2003, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

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

Transactions with Secured Lender. On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc., which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, with interest at 16.64% per annum, repayable over a four year period at $40,903 per month, with a balloon payment of $157,503.

On March 10, 1999, the financing agreement was amended to reduce the monthly payments and to extend the maturity date of the note payable. On June 25, 2001 and April 17, 2002, the Company entered into modification agreements and waivers of default with the lender, which, among other provisions, cured prior defaults, provided for various modifications to the terms and conditions of the loan, extended the repayment date, and provided for the issuance of warrants to the lender.

Required monthly payments on this loan have been in arrears subsequent to December 31, 2002. As a result, the principal balance of this loan of $716,242 at September 30, 2004 and December 31, 2003 has been classified as a current liability in the consolidated financial statements at such dates. Accrued interest payable on this loan was $240,197 and $126,375 at September 30, 2004 and December 31, 2003, respectively.

Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provides that the Company repay the lender $175,000 of its aggregate obligation of $956,439 at September 30, 2004 as follows: (i) commencing November 1, 2004, and on the first day of each consecutive month, the Company will pay $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 balance; (ii) on December 1, 2006, the unpaid balance of the $175,000, plus accrued and unpaid interest, shall be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 shall continue to bear interest at 16.64% per annum, but shall be deemed fully satisfied if the Company pays the lender the $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's Chief Executive Officer.

Commitments and Contingencies. At September 30, 2004, the Company did not have any material commitments for capital expenditures other than with respect to its two new ticket booths located on the Las Vegas Strip for its Tix4Tonight operations. The Company estimates that it will cost in excess of $200,000 to build out such sites in 2004 and 2005, which the Company expects to fund through the sale of its convertible debt and/or equity securities, although there can be no assurances that the Company will be successful in this regard.

Off-Balance Sheet Arrangements. At September 30, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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


                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

At September 30, 2004, the Company was involved in the following legal proceeding:

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

At December 31, 2003 and September 30, 2004, the Company had accrued approximately $393,000 for unpaid rent on the Las Vegas ride facility through December 31, 2003, which has been included in liabilities related to discontinued operations in the consolidated balance sheets at such dates.
The Company's remaining obligation subsequent to December 31, 2003 under its Las Vegas lease, the primary term of which continues through December 31, 2004, totals approximately $480,000. As a result of the ongoing litigation with the Forum Shops, the Company has not accrued the remaining obligation under its Las Vegas lease.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2004, the Company issued 75,000 shares of common stock to Gang Consulting Inc. for consulting services. The aggregate fair market value of such shares of $15,500 was charged to operations as general and administrative expense.

Effective October 1, 2004, the Company issued warrants to four individuals for services rendered to purchase 210,000 shares of common stock exercisable for a period of three years at $0.25 per share (50,000 shares), $0.30 per share (100,000 shares) and $0.50 per share (60,000 shares). The aggregate fair value of the warrants were calculated pursuant to the Black-Scholes option-pricing model as $92,400, and was charged to operations as general and administrative expense during the three months ended September 30, 2004.

The shares of common stock and warrants referred to above were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipient.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc., which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, with interest at 16.64% per annum, repayable over a four year period at $40,903 per month, with a balloon payment of $157,503.

On March 10, 1999, the financing agreement was amended to reduce the monthly payments and to extend the maturity date of the note payable. On June 25, 2001 and April 17, 2002, the Company entered into modification agreements and waivers of default with the lender, which, among other provisions, cured prior defaults, provided for various modifications to the terms and conditions of the loan, extended the repayment date, and provided for the issuance of warrants to the lender.

Required monthly payments on this loan have been in arrears subsequent to December 31, 2002. As a result, the principal balance of this loan of $716,242 at September 30, 2004 and December 31, 2003 has been classified as a current liability in the consolidated financial statements at such dates. Accrued interest payable on this loan was $240,197 and $126,375 at September 30, 2004 and December 31, 2003, respectively.

Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provides that the Company repay the lender $175,000 of its aggregate obligation of $956,439 at September 30, 2004 as follows: (i) commencing November 1, 2004, and on the first day of each consecutive month, the Company will pay $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 balance; (ii) on December 1, 2006, the unpaid balance of the $175,000, plus accrued and unpaid interest, shall be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 shall continue to bear interest at 16.64% per annum, but shall be deemed fully satisfied if the Company pays the lender the $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

Three Months Ended September 30, 2004:  None

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CINEMA RIDE, INC.
                                       -----------------
                                          (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  November 12, 2004          By:  ___________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Chief Financial
                                       Officer)

                               INDEX TO EXHIBITS



Exhibit
Number    Description of Document
------    -----------------------

10.1 Forbearance Agreement between Cinema Ride, Inc. and Finova Capital Corporation dated October 22, 2004

31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002