Form 10KSB
period 2004-12-31
CINEMA RIDE INC
filed 2005-04-15
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                         Commission File Number: 0-24592

                                 Tix Corporation
                          (formerly Cinema Ride, Inc.)
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues from continuing operations for the fiscal year ended December 31, 2004 were $1,557,459.

      The aggregate market value of the issuer's common stock held by non-affiliates of the issuer as of March 31, 2005, based on the closing market price of $0.35 per share, was $1,932,222.

      As of March 31, 2005, the issuer had 10,252,621 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format:  Yes [ ]  No [x]

      Documents incorporated by reference:  None.

Special Note Regarding Forward-Looking Statements:

      This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

      Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

                               TABLE OF CONTENTS

                                                                    Page

PART I

      ITEM 1.  DESCRIPTION OF BUSINESS..........................     4
      ITEM 2.  DESCRIPTION OF PROPERTY..........................     7
      ITEM 3.  LEGAL PROCEEDINGS................................     8
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS.................................     8

PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS......................     9
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATIONS............................    13
      ITEM 7.  FINANCIAL STATEMENTS.............................    24
      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE...........    25
      ITEM 8A. CONTROLS AND PROCEDURES..........................    25
      ITEM 8B. OTHER INFORMATION................................    25

PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT................    26
      ITEM 10. EXECUTIVE COMPENSATION...........................    28
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT............................    34
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...    35
      ITEM 13. EXHIBITS.........................................    36
      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........    36


SIGNATURES

                                    PART I.


ITEM 1.   DESCRIPTION OF BUSINESS

Overview and Recent Developments:

      Tix Corporation (the "Company") was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. The Company changed its name from Cinema Ride, Inc. to Tix Corporation effective March 3, 2005.

      Through December 31, 2003, the Company was in the ride simulator business. This line of business was discontinued effective December 31, 2003 (see "Ride Simulator Business" below).

      During the year ended December 31, 2003, the Company owned 50% of Tickets2Nite, LLC, a company engaged in the sale of tickets for Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip (see "Tickets2Nite, LLC" below).

      Effective January 1, 2004, the Company's sole business activity, through its newly-formed, wholly-owned subsidiary, Tix4Tonight, LLC, was the sale of tickets for Las Vegas shows at 50% of the original box office price, on the same day of the performance, from ticket booths located on the Las Vegas Strip (see "Tix4Tonight, LLC" below).

      On December 7, 2004, the Company issued a 5% convertible debenture with a face value of $250,000, with interest at 5%, due March 7, 2006, which generated net proceeds to the Company of $200,000. The Company issued another convertible debenture for $280,000 on January 3, 2005 and received net proceeds of $230,000. In addition, the Company entered into a financing transaction on December 7, 2004 under which an investment firm will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement, subject to the requirements as set forth in such Standby Equity Distribution Agreement. These transactions are more fully described at "ITEM 6. MANAGEMENT'S DISCUSISON AND ANALYSIS OR PLAN OF OPERATION - Debentures Payable and Standby Equity Distribution Agreement".

Ride Simulator Business:

      During the year ended December 31, 2003, the Company operated two ride facilities for the full year, as well as one ride facility in a joint venture through February 15, 2003 (see "Dave & Buster's, Inc. Joint Venture" below). The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel, in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow in 2003.

      The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. This line of business is presented as a discontinued operation in the Company's consolidated financial statements for the year ended December 31, 2003. A summary of the results of operations of the ride simulator business for the year ended December 31, 2003 is provided at "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Discontinued Operations".

      Since early 2003, the Forum Shops had been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believed negatively impacted customer traffic and operating conditions at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility lease (approximately $40,000 per month) during mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. As a result of the aforementioned factors, the Company's business, operating results and financial condition were adversely affected, which contributed to the Company's decision to close this ride facility on or about December 31, 2003.

      The Company believes it has meritorious claims against the Forum Shops, and has filed counter-claims and intends to vigorously defend itself against this lawsuit. As this litigation is in its early stages, the Company is currently unable to predict its ultimate resolution. The Company believes that it has made adequate provision for any loss contingency with respect to this litigation in its consolidated financial statements.

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

      A leading beverage company had entered into a marketing sponsorship agreement with Tickets2Nite, LLC beginning July 1, 2002 and ending June 30, 2007. As part of the marketing sponsorship agreement, Tickets2Nite, LLC granted the beverage company warrants (having a fair value of $250,000) to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant was exercised, as determined by a mutually acceptable investment banking firm. The fair value of the warrants was being amortized over the five year term of the marketing sponsorship agreement.

      On December 24, 2002, the Company filed a lawsuit against Entasis and Kolker in the Clark County, Nevada District Court (the "Court"). The lawsuit related to matters concerning the management and funding of the new business venture. Entasis and Kolker funded only $95,000 of its $200,000 equity commitment, and were impermissibly interfering with the operations of the new business venture.

      Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court found that the Tickets2Nite, LLC Operating Agreement was valid, clear and unambiguous; that although Entasis and Kolker asserted many defenses to the validity of the Operating Agreement, they were without merit; and that Entasis and Kolker breached the Operating Agreement by not funding his portion of the capital contribution. Furthermore, with regard to Entasis and Kolker's counterclaims, the Court found for the Company on all counts.

      The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ordered that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC. Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003.

      As of December 31, 2003, the Company's net investment in Tickets2Nite, LLC was $462,179. During the year ended December 31, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash distributions of $457,179 and the return of a $5,000 deposit, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity.

      Most of the assets developed by the Company for the Tickets2Nite business were distributed to the Company's Las Vegas show ticketing business, Tix4Tonight, including all management staff, software and technology, computers and server systems, and other fixed assets with an aggregate net book value, net of related liabilities, of $120,999.

      Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

      As a result of the dissolution of Tickets2Nite, LLC, the sub-lease agreement and marketing sponsorship agreement with the beverage company did not continue. Accordingly, deferred marketing costs of $175,000 were considered impaired and charged to operations by Tickets2Nite, LLC at December 31, 2003.

      The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting, since it did not have majority voting control. The Company recorded $240,060 as its proportionate share of net income from Tickets2Nite, LLC for the year ended December 31, 2003. Based on the court-ordered dissolution of Tickets2Nite, LLC, the Company also recorded a gain of $174,005 from the dissolution of Tickets2Nite, LLC at December 31, 2003, which was based on the Company's proportionate share of capital invested in Tickets2Nite, LLC. Accordingly, the Company's aggregate equity in net income of joint venture for the year ended December 31, 2003 was $414,065. The Company did not receive any distributions from Tickets2Nite, LLC in 2003.

      Condensed financial information with respect to Tickets2Nite, LLC is provided at "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Tickets2Nite, LLC Financial Information".

Tix4Tonight, LLC:

      The performance of Tickets2Nite, LLC during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which was the Company's only source of operating revenues in 2004. The Company's former partner in Tickets2Nite, LLC operates a similar business in Las Vegas that competes with Tix4Tonight, LLC.

      Most of the assets developed by the Company for the Tickets2Nite business were distributed to the Company's Tix4Tonight business, including all management staff, software and technology, computers and server systems, and other fixed assets.

      The Company conducts the operations of Tix4Tonight at three locations on the Las Vegas Strip: South Strip next to the Harley-Davidson Cafe at Harmon; the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); and North Strip across from the Stardust Hotel and Casino. A new South Strip location is planned for the

Hawaiian Marketplace Shopping Center after its redevelopment is completed in 2005. In addition, during August 2004, the Company relocated the administrative offices of Tix4Tonight to a new facility in Las Vegas.

Dave & Buster's, Inc. Joint Venture:

      On May 29, 1998, the Company entered into a three-year joint venture operating agreement with Dave & Buster's, Inc. to install a ride simulator at Dave & Buster's, Inc. facility in Atlanta, Georgia. Although the joint venture agreement was not formally extended subsequent to its expiration, the operations of the joint venture continued on a month-to-month basis until February 15, 2003, when the joint venture ceased operations and was formally terminated. The Company recorded a loss with respect to the closure of this facility of $246,122 at December 31, 2002 as a result of the impairment of the value of the fixed assets. During 2003, the Company recorded an additional loss of $19,418 with respect to the closure of this facility, which has been included in the loss from closure of discontinued operations in the consolidated statement of operations for the year ended December 31, 2003.

Insurance:

      The Company maintains insurance coverage that it believes provides adequate coverage for all of its current operations. The Company also maintains $1,000,000 of "key-man" life insurance on the life of Mitchell J. Francis, its President and Chief Executive Officer, as to which the Company is the sole beneficiary. In conjunction with an agreement with its lender effective October 29, 2004 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSO OR PLAN OF OPERATION
- Transactions with Primary Secured Lender"), the Company also assigned to the lender as additional collateral its interest in and rights to this key man life insurance policy.

Employees:

      As of March 31, 2005, the Company had three full-time employees at its corporate offices and twenty employees at its Las Vegas operation. Employees at the Las Vegas operation consist of both full-time and part-time employees. The Company's employees are not represented by any unions. The Company believes that its relations with its employees are satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTY

Las Vegas Operations:

      The Company conducts the operations of Tix4Tonight at three locations on the Las Vegas Strip: South Strip next to the Harley-Davidson Cafe at Harmon; the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); and North Strip across from the Stardust Hotel and Casino. A new South Strip location is planned for the Hawaiian Marketplace Shopping Center after its redevelopment is completed in 2005. In addition, during August 2004, the Company relocated the administrative offices of Tix4Tonight to a new facility in Las Vegas. The Company anticipates leasing additional space for its operations in Las Vegas in the near future.

Corporate Offices:

      The Company leases office space at 12001 Ventura Place, Suite 340, Studio City, California 91604 as its corporate headquarters. The lease is for a period of five years expiring June 2005, with an option to extend the term of the lease for one additional five-year period. The rent is currently $4,630 per month.

      Minimum future rental payments under non-cancelable operating leases for facilities in operation at December 31, 2004 are as follows:

      Years Ending December 31,:
      -------------------------

           2005        $   278,243
           2006            375,804
           2007            404,269
           2008            448,225
           2009            448,592
                         ---------
                       $ 1,955,133
                         =========


ITEM 3.   LEGAL PROCEEDINGS

      The following discussion summarizes all known or anticipated material legal proceedings commenced by or against the Company, including its wholly-owned subsidiaries:

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

      Since early 2003, the Forum Shops had been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believed negatively impacted customer traffic and operating conditions at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility lease (approximately $40,000 per month) during mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. As a result of the aforementioned factors, the Company's business, operating results and financial condition were adversely affected, which contributed to the Company's decision to close this ride facility on or about December 31, 2003.

      The Company believes it has meritorious claims against the Forum Shops, and has filed counter-claims and intends to vigorously defend itself against this lawsuit. As this litigation is in its early stages, the Company is currently unable to predict its ultimate resolution. The Company believes that it has made adequate provision for any loss contingency with respect to this litigation in its consolidated financial statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                   PART II.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information

      From March 1998 through May 2003, the Company's common stock was traded on the OTC Bulletin Board under the symbol "MOVE". Subsequently, the common stock of the Company was traded on the OTC Pink Sheets until August 26, 2004, when it was relisted on the OTC Bulletin Board. Effective March 3, 2005, the Company's trading symbol was changed to "TIXC" in conjunction with the change in the Company's name to "Tix Corporation".

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

                                                      Low         High
                                                      ---         ----

      Fiscal Year Ended December 31, 2003:
      -----------------------------------
      Three months ended -

      March 31, 2003                                 $0.51        $0.60
      June 30, 2003                                   0.04         0.65
      September 30, 2003                              0.01         0.63
      December 31, 2003                               0.01         0.59



      Fiscal Year Ended December 31, 2004:
      -----------------------------------

      Three months ended -

      March 31, 2004                                 $0.14        $0.54
      June 30, 2004                                   0.25         0.64
      September 30, 2004                              0.10         0.53
      December 31, 2004                               0.37         0.59


      (b) Holders

      As of December 31, 2004, the Company had 241 common shareholders of record, excluding 2,489,515 shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 1,100 beneficial common shareholders as of December 31, 2004.

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

      (d) Securities Authorized for Issuance under Equity Compensation Plans

Employee Stock Option Plans:

      In June 1994, prior to the Company's September 1994 initial public offering, the Company adopted a Stock Option Plan (the "1994 Option Plan") for officers, employees, directors and consultants of the Company or its subsidiaries. The 1994 Option Plan authorized the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 112,500 shares of the Company's common stock. The 1994 Option Plan terminated on December 31, 2003.

      On March 3, 2005, the Company adopted the 2004 Stock Option Plan (the "2004 Option Plan") for officers and employees of the Company or its subsidiaries. The 2004 Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Option Plan authorized the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 960,000 shares of the Company's common stock. No option may be exercised during the first six months of its term except in the case of death. The Company had not issued any options under the 2004 Option Plan at December 31, 2004.

Directors Stock Option Plans:

      In December 1995, the Company adopted a Directors Stock Option Plan (the "1995 Directors Option Plan") for non-employee directors of the Company. The 1995 Directors Option Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 14, 1996. The 1995 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 12,500 shares of the Company's common stock. There were no options available for issuance under the 1995 Directors Option Plan at December 31, 2003 and 2004. The 1995 Directors Stock Option Plan terminated on December 31, 2004.

      On March 3, 2005, the Company adopted the Directors Stock Option Plan (the "2004 Directors Option Plan") for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company's common stock. The Company had not issued any options under the 2004 Directors Option Plan at December 31, 2004.

      A more complete description of the Employee Stock Option Plans and the Directors Stock Option Plans is provided at "ITEM 10. EXECUTIVE COMPENSATION
- Stock Option Plans".

2003 Consultant Stock Plan:

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

      On March 29, 2004, the Company issued 300,000 shares of common stock under the 2003 Consultant Stock Plan to Benjamin Frankel, a director of the Company and a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard, for accounting and tax services (see "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

      On June 16, 2004, the Company issued 111,112 shares of common stock and a warrant to purchase 100,000 shares of common stock, all under the 2003 Consultant Stock Plan, to Erick Richardson, a partner in the law firm of Richardson & Patel, LLP, for legal services. The warrant is exercisable for a period of five years, one-half at $0.50 per share and one-half at $1.00 per share (subsequently reduced to $0.50 per share on January 31, 2005).


      The Company has also periodically entered into individual equity-based compensation arrangements with its officers, which are described at "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements" and "ITEM 10. EXECUTIVE COMPENSATION - Issuance of Non-Plan Stock Options, Warrants and Common Stock to Officers", and which are not included below. None of the individual compensation arrangements have been approved by the stockholders of the Company.

      The securities authorized for issuance under the Company's equity compensation plans at December 31, 2004 are summarized as follows:

                                                      Number of
                                                      securities
                                                      remaining
                                                      available
                        Number of                     for future
                        securities     Weighted-      issuance
                        to be          average        under equity
                        issued upon    exercise       compensation
                        exercise of    price of       plans
                        outstanding    outstanding    (excluding
                        options,       options,       securities
                        warrants       warrants       reflected in
Plan Category           and rights     and rights     column (a))
-------------           -----------    -----------    ------------
                            (a)            (b)            (c)
Equity compensation
  plans approved by
  security holders        14,000         $0.39         1,200,000

Equity compensation
  plans not approved
  by security holders    100,000         $0.50         1,088,888
                         -------                       ---------
Total                    114,000         $0.49         2,288,888
                         =======          ====         =========


Sales of Unregistered Securities:

      Effective as of January 3, 2002, the Company entered into a two-year arrangement with a financial advisory firm, Gang Consulting, Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. During the year ended December 31, 2004, the Company issued 300,000 shares of common stock to such firm with a fair market value of $110,250, which was charged to operations as general and administrative expense. On April 22, 2004, such firm exercised warrants to purchase 100,000 shares of common stock at $0.25 per share for gross proceeds of $25,000.

      During the year ended December 31, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating proceeds of $200,000.

      During the year ended December 31, 2004, the Company issued warrants to four unaffiliated individuals for services rendered to purchase 210,000 shares of common stock exercisable for a period of three years at $0.25 per share (50,000 shares), $0.30 per share (100,000 shares) and $0.50 per share (60,000 shares). The aggregate fair value of the warrants was calculated pursuant to the Black-Scholes option-pricing model as $92,400, and was charged to operations as general and administrative expense.

      On December 7, 2004, the Company closed a financing transaction in which it sold 5% convertible debentures (the "Debentures") to Advantage Development Capital Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 3, 2005 and received net proceeds of $230,000. The Debentures mature on March 7, 2006. Interest is due at the maturity date. The Debentures are periodically convertible after nine months from the date of closing into the Company's common stock by Advantage at a specified price per share, but not less than $0.25 per share. Advantage also received a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was valued pursuant to the Black-Scholes option-pricing model at $36,000. The value of the warrant, as well as a beneficial conversion feature, was recorded as a discount to the $250,000 face value of the Debenture.

      Additionally, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. Cornell received 290,000 shares of the Company's common stock as a commitment fee. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the consolidated balance sheet at December 31, 2004.

      The shares of common stock and warrants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Ride Simulator Business:

      During the year ended December 31, 2003, the Company operated two ride facilities for the full year, as well as one ride facility in a joint venture through February 15, 2003 (see "ITEM 1. DESCRIPTION OF BUSINESS - Dave & Buster's, Inc. Joint Venture"). The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel, in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow in 2003.

      The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. This line of business is presented as a discontinued operation in the Company's consolidated financial statements for the year ended December 31, 2003. A summary of the results of operations of the ride simulator business for the year ended December 31, 2003 is provided below at "Discontinued Operations".

      Since early 2003, the Forum Shops had been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believed negatively impacted customer traffic and operating conditions at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility lease (approximately $40,000 per month) during mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. As a result of the aforementioned factors, the Company's business, operating results and financial condition were adversely affected, which contributed to the Company's decision to close this ride facility on or about December 31, 2003.

      The Company believes it has meritorious claims against the Forum Shops, and has filed counter-claims and intends to vigorously defend itself against this lawsuit. As this litigation is in its early stages, the Company is currently unable to predict its ultimate resolution. The Company believes that it has made adequate provision for any loss contingency with respect to this litigation in its consolidated financial statements.

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

      On December 24, 2002, the Company filed a lawsuit against Entasis and Kolker in the Clark County, Nevada District Court (the "Court"). Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court found that the Tickets2Nite, LLC Operating Agreement was valid, clear and unambiguous; that although Entasis and Kolker asserted many defenses to the validity of the Operating Agreement, they were without merit; and that Entasis and Kolker breached the Operating Agreement by not funding his portion of the capital contribution. Furthermore, with regard to Entasis and Kolker's counterclaims, the Court found for the Company on all counts.

      The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ordered that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC. Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003.

      As of December 31, 2003, the Company's net investment in Tickets2Nite, LLC was $462,179. During the year ended December 31, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash distributions of $457,179 and the return of $5,000 deposit, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity.

      The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting, since it did not have majority voting control. Financial information with respect to the Company's investment in Tickets2Nite, LLC, including the results of operations and financial position of Tickets2Nite, LLC as of and for the year ended December 31, 2003, is provided below at "Tickets2Nite, LLC Financial Information".

Tix4Tonight, LLC:

      The performance of Tickets2Nite, LLC during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which was the Company's only source of operating revenues in 2004. The Company's former partner in Tickets2Nite, LLC operates a similar business in Las Vegas that competes with Tix4Tonight, LLC.

      Most of the assets developed by the Company for the Tickets2Nite business were distributed to the Company's Tix4Tonight business, including all management staff, software and technology, computers and server systems, and other fixed assets.

      The Company conducts the operations of Tix4Tonight at three locations on the Las Vegas Strip: South Strip next to the Harley-Davidson Cafe at Harmon; the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); and North Strip across from the Stardust Hotel and Casino. A new South Strip location is planned for the Hawaiian Marketplace Shopping Center after its redevelopment is completed in 2005. In addition, during August 2004, the Company relocated the administrative offices of Tix4Tonight to a new facility in Las Vegas.

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

Revenue Recognition and Presentation:

      The Company's Las Vegas half-price show ticketing business recognizes as revenue the commissions and related transaction fees from the sale of show tickets for various Las Vegas shows at the time that the tickets are sold. Revenues do not include the amounts for which the show tickets are sold. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

Impairment of Long-Lived Assets:

      The Company's long-lived assets consist of property and equipment. At December 31, 2004, the net value of property and equipment was $270,284. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

Results of Operations:

Years Ended December 31, 2004 and 2003:

      For the year ended December 31, 2004, the Company's only source of operating revenues was from its wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which commenced the operations of a same-day, half-price show ticketing business in Las Vegas on January 1, 2004.

      Revenues. Revenues from ticket commissions and fees were $1,557,459 for the year ended December 31, 2004. As Tix4Tonight commenced operations on January 1, 2004, the Company did not have any comparable revenues for the year ended December 31, 2003.

      Gross ticket sales on which the Company's commissions and fees were based were $6,066,538 for the year ended December 31, 2004, equivalent to a 25.7% gross margin.

      Direct Costs of Revenues. Direct costs of revenues were $800,268 for the year ended December 31, 2004. As Tix4Tonight commenced operations on January 1, 2004, the Company did not have any comparable direct costs of revenues for the year ended December 31, 2003.

      Selling and Marketing Expenses. Selling and marketing expenses for the year ended December 31, 2004 related to the Company's Tix4Tonight operations and aggregated $366,461 or 23.5% of revenues. Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business. The Company does not expect selling and marketing expenses to increase significantly as additional ticket booths in Las Vegas are opened. As Tix4Tonight commenced operations on January 1, 2004, the Company did not have any comparable selling and marketing expenses for the year ended December 31, 2003.

      General and Administrative Expenses. General and administrative expenses decreased by $79,867 or 5.1% to $1,488,312 for the year ended December 31, 2004, as compared to $1,568,179 for the year ended December 31, 2003, in part as a result of a reduction in non-cash compensation expense of $287,631 in 2004 as compared to 2003. Non-cash compensation expense was $264,650 in 2004, as compared to $552,281 in 2003 (including $117,015 to officers and directors in 2003). The reduction in non-cash compensation expense in 2004 as compared to 2003 was partially offset by an increase in general and administrative expenses relating to Tix4Tonight operations of $263,107 in 2004. As Tix4Tonight commenced operations on January 1, 2004, the Company did not have any comparable general and administrative expenses for the year ended December 31, 2003. Significant components of general and administrative expenses consist of personnel and personnel-related costs, insurance, professional fees, and occupancy costs.

      Depreciation and Amortization. Depreciation and amortization increased by $59,036 to $61,556 for the year ended December 31, 2004, as compared to $2,520 for the year ended December 31, 2003, primarily as a result of depreciation incurred with respect to Tix4Tonight in 2004. As Tix4Tonight commenced operations on January 1, 2004, the Company did not have any comparable depreciation and amortization for the year ended December 31, 2003.

      Start-Up Costs of Tickets2Nite Business Venture. The Company incurred start-up costs with respect to the development of its Tickets2Nite business venture of $61,199 during the year ended December 31, 2003.

      Loss from Operations. The loss from operations was $1,159,138 for the year ended December 31, 2004, as compared to a loss from operations of $1,631,898 for the year ended December 31, 2003.

      Equity in Net Income of Terminated Joint Venture - Tickets2Nite. The Company recorded equity in net income from its Tickets2Nite joint venture of $414,065 during the year ended December 31, 2003 (see "Tickets2Nite, LLC" below).

      Interest Income. Interest income was $12 for the year ended December 31, 2004, as compared to $13 for the year ended December 31, 2003.

      Interest Expense. Interest expense increased by $39,873 or 25.9%, to $193,939 for the year ended December 31, 2004, as compared to $154,066 for the year ended December 31, 2003, as a result of the accretion of the discount related to the $250,000 debenture issued in December 2004 and increased interest-bearing debt in 2004 as compared to 2003.

      Net Loss from Continuing Operations. Net loss from continuing operations was $1,353,065 for the year ended December 31, 2004, as compared to a net loss from continuing operations of $1,371,886 for the year ended December 31, 2003.

      Loss from Discontinued Operations. The Company incurred income from discontinued operations of $26,884 for the year ended December 31, 2004, as compared to income from discontinued operations of $238,704 for the year ended December 31, 2003, relating to the ride facilities. The Company incurred a loss from closure of discontinued operations of $291,184 for the year ended December 31, 2004, as compared to a loss from closure of discontinued operations of $319,335 for the year ended December 31, 2003. Information with respect to discontinued operations is presented below.

      Net Loss. Net loss was $1,617,365 for the year ended December 31, 2004, as compared to a net loss of $1,452,517 for the year ended December 31, 2003.


Discontinued Operations:

      Discontinued operations consist of activities with respect to the ride simulator business, which was discontinued effective December 31, 2003. The consolidated financial statements as of and for the year ended December 31, 2003 have been restated to reflect the ride simulator business as a discontinued operation. A summary of the results of operations of the ride simulator business for the year ended December 31, 2003 is presented below.


Ticket revenues                             $ 1,755,537
                                              ---------

Direct costs of revenues                      1,018,012
Selling and marketing expenses                   29,029
General and administrative expenses             189,206
Depreciation and amortization                   280,880
                                              ---------
Total costs and expenses                      1,517,127
                                              ---------

Income from discontinued operations             238,410

Other income                                        294
                                              ---------
Net income from discontinued operations     $   238,704
                                              =========

      During 2004, the Company settled a note payable related to its discontinued operations and as a result recorded forgiveness of debt of $26,884, which was reflected as income from discontinued operations in the statement of operations for the year ended December 31, 2004. Income from discontinued operations was $238,704 in 2003.

      The Company incurred costs from the closure of discontinued operations in 2004 and 2003, consisting primarily of write-offs of equipment and various direct closure costs and related accruals. Costs of $291,184 incurred in 2004 related to the Company's former Las Vegas ride facility. Costs of $319,335 incurred in 2003 related to the closure of the Company's remaining two ride facilities located in Las Vegas, Nevada and Edmonton, Ontario, Canada of $299,917, which were closed on or about December 31, 2003, and the Atlanta ride facility of $19,418.

      During February 2003, the Company's joint venture with Dave & Buster's, Inc. for the ride facility in Atlanta, Georgia, was terminated and operations ceased. The Company determined that its investment in the Dave & Buster's, Inc. joint venture had been impaired at December 31, 2002. Accordingly, the Company wrote off certain fixed assets related to such ride facility and incurred certain direct costs related to such closure, resulting in a charge to operations of $246,122 at December 31, 2002. During 2003, the Company incurred an additional $19,418 with respect to the closing down of this ride facility, which has been included in the loss from closure of discontinued operations in the consolidated statement of operations for the year ended December 31, 2003.

      The net loss from discontinued operations was $264,300 for the year ended December 31, 2004, as compared to a net loss from discontinued operations of $80,631 for the year ended December 31, 2003.

Tickets2Nite, LLC Financial Information:

      Through December 31, 2003, the Company owned 50% of a subsidiary named Tickets2Nite, LLC, a Nevada limited liability company. The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip.

      As of December 31, 2003, the Company's net investment in Tickets2Nite, LLC was $462,179. During the year ended December 31, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash distributions of $457,179 and the return of a $5,000 deposit, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity.

      The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting, since it did not have majority voting control. The Company recorded $240,060 as its proportionate share of net income from Tickets2Nite, LLC for the year ended December 31, 2003. Based on the court-ordered dissolution of Tickets2Nite, LLC, the Company also recorded a gain of $174,005 from the dissolution of Tickets2Nite, LLC at December 31, 2003, which was based on the Company's proportionate share of capital invested in Tickets2Nite, LLC. Accordingly, the Company's aggregate equity in net income of joint venture for the year ended December 31, 2003 was $414,065. The Company did not receive any distributions from Tickets2Nite, LLC in 2003. Condensed financial information with respect to Tickets2Nite, LLC is presented below.

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
                                                 =======


                               Tickets2Nite, LLC
                            Statement of Operations
                         Year Ended December 31, 2003


Ticket commissions                            $1,281,469
                                               ---------

Selling and marketing                            346,188
General and administrative                       203,489
Depreciation and amortization                     61,680
Write-off of deferred marketing costs            175,000
                                               ---------
Total costs and expenses                         786,357
                                               ---------

Income from operations                           495,112
Interest expense                                  14,992
                                               ---------
Net income                                    $  480,120
                                               =========

Liquidity and Capital Resources - December 31, 2004:

      During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its debt and equity securities to provide the resources necessary to develop its ride facility business, fund its business operations and invest in its Las Vegas business ventures. During the years ended December 31, 2004 and 2003, the Company raised $225,000 and $47,500, respectively, of new capital through the sale of its securities and exercise of warrants. In addition, during December 2004, the Company issued a 5% convertible debenture with a face value of $250,000, with interest at 5%, due March 7, 2006, which generated net proceeds to the Company of $200,000. The Company issued another convertible debenture for $280,000 on January 3, 2005 and received net proceeds of $230,000. The Company is continuing its efforts to raise new capital subsequent to December 31, 2004 to support the development and expansion of its Tix4Tonight, LLC Las Vegas show ticketing business, although there can be no assurances that the Company will be successful in this regard.

      Effective December 31, 2003, the Company closed its remaining ride facilities and the business operations of Tickets2Nite, LLC were terminated. However, the performance of Tickets2Nite, LLC during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which was the Company's only source of operating revenues in 2004. The Company's former partner in Tickets2Nite, LLC operates a similar business in Las Vegas that competes with Tix4Tonight, LLC.

      Going Concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,617,365 and negative cash flow from operations of $534,323 during the year ended December 31, 2004, and had a working capital deficiency of $1,265,185 and a stockholders' deficiency of $2,010,795 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

      The Company will require additional capital to fund operating and debt service requirements and to expand the operations of Tix4Tonight, and the Company has been exploring various alternatives to raise this required capital as described below at "Debentures Payable and Standby Equity Distribution Agreement". To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

      Operating Activities. Operating activities utilized cash of $534,323 during the year ended December 31, 2004, as compared to $201,068 during the year ended December 31, 2003. At December 31, 2004, the Company's cash and cash equivalents had increased by $39,875, to $131,186, as compared to $91,311 at December 31, 2003.

      The Company had a working capital deficit of $1,265,185 at December 31, 2004, as compared to $1,853,319 at December 31, 2003. At December 31, 2003, the Company's note payable to its primary secured lender of $716,242 was in default and was classified as a current liability (see "Transactions with Primary Secured Lender" below).

      Investing Activities. Investing activities provided net cash of $370,342 in 2004, as compared to providing net cash of $41,085 in 2003. The Company received distributions and reimbursements from Tickets2Nite of $457,179 and $16,930 in 2004 and 2003, respectively. Dividends from the Dave & Buster's, Inc. joint venture were $23,861 in 2003. The Company purchased property and equipment aggregating $86,837 in 2004 and received proceeds from the sale of fixed assets of $294 in 2003.

      Financing Activities. Financing activities provided cash of $203,856 in 2004, as compared to $189,400 in 2003. Payments on notes payable were $5,682 in 2004, as compared to $13,737 in 2003. Payments on capital lease obligations were $41,462 in 2004, as compared to $33,363 in 2003.

      During 2003, the Company established a line of credit with a bank for $174,000, with interest payable monthly at the bank's prime rate (4% at December 31, 2003) plus 1%. The line of credit was secured by the Company's assets and was scheduled to mature on December 15, 2004. The line of credit was repaid in January 2004 and was not renewed.

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

      During the year ended December 31, 2003, the Company's Chief Executive Officer made short-term advances to the Company of $15,000 for working capital purposes. The Company's Chief Executive Officer had previously made short-term advances to the Company aggregating $65,000 during the year ended December 31, 2002. These advances were unsecured, interest-free and due on demand. The aggregate advances of $80,000 were satisfied by the issuance of 800,000 shares of the Company's common stock in October 2003.

      During the year ended December 31, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating proceeds of $200,000, and a warrant holder exercised a warrant to purchase 100,000 shares of common stock, generating proceeds of $25,000.

      On December 7, 2004, the Company issued a 5% convertible debenture with a face value of $250,000, with interest at 5%, due March 7, 2006, which generated net proceeds to the Company of $200,000. The Company also entered into a financing transaction on December 7, 2004 under which an investment firm will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement, subject to the requirements as set forth in such Standby Equity Distribution Agreement (see "Debentures Payable and Standby Equity Distribution Agreement" below).

      Debentures Payable and Standby Equity Distribution Agreement. On December 7, 2004, the Company closed a financing transaction in which it sold 5% convertible debentures (the "Debentures") to Advantage Development Capital Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 3, 2005 and received net proceeds of $230,000. The Debentures mature on March 7, 2006. Interest is due at the maturity date. The Debentures are convertible from time to time after nine months from the date of closing into the Company's common stock by Advantage at the price per share of either (a) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to eighty percent (80%) of the average volume weighted average price of the Company's Common Stock, as quoted by Bloomberg, L.P. for the five (5) trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time shall the conversion price be less than $0.25 per share. The Company has an option to redeem all or a portion of the outstanding Debentures at a redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest. The Company granted Advantage a security interest in certain of its assets. Advantage also received a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000. The Debenture is convertible into equity based on its face amount, which results in a beneficial conversion feature with a fair value of $62,500. The aggregate value of the warrant of $36,000, the value of the beneficial conversion feature of $62,500, and the related financing costs of $50,000 paid by the Company to the lender were recorded as a discount to the $250,000 face value of the Debenture, and are being charged to operations as interest expense over the 15 month term of the Debenture. As a result of the foregoing, the Debenture was initially recorded at a net value of $101,500, prior to the amortization of $9,900 of such deferred costs during

December 2004. Accordingly, the adjusted carrying value of the Debenture at December 31, 2004 was $111,400.

      Additionally, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company has the right to control the timing and the amount of stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale. Funding of the $10,000,000 will commence at the Company's election after certain conditions are satisfied, including the Securities and Exchange Commission declaring effective a registration statement covering the shares of common stock to be purchased by Cornell. Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the consolidated balance sheet at December 31, 2004.

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

      Required monthly payments on this loan were in default at December 31, 2003. As a result, the principal balance of this loan of $716,242 at December 31, 2003 was classified as a current liability in the consolidated financial statements at such date. Accrued interest payable on this loan was $126,375 at December 31, 2003 and $240,197 at September 30, 2004. Accordingly, the aggregate obligation to the lender at September 30, 2004 was $956,439.

      Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provided for the Company to repay the lender its aggregate obligation of $956,439 at September 30, 2004 as follows: (i) $175,000 of the $956,439 (the "Discounted Amount"), shall be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, shall be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") shall continue to bear interest at 16.64% per annum, but shall be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's Chief Executive Officer.

      Although the Company expects to repay in full the Discounted Amount, and is in compliance with the terms of the Forbearance Agreement at December 31, 2004, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement.

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

      Commitments and Contingencies. At December 31, 2004, the Company did not have any material commitments for capital expenditures other than for its two new ticket booths located on the Las Vegas Strip for its Tix4Tonight operations at the Fashion Show Mall and the Hawaiian Marketplace Shopping

Center. The Fashion Show Mall ticket booth commenced operations in February 2005, and the Hawaiian Marketplace Shopping Center ticket booth will commence operations after its redevelopment is completed in 2005. The Company estimates that it will cost in excess of $200,000 to build out such sites in 2005, which the Company expects to fund through the sale of its convertible debt and/or equity securities, although there can be no assurances that the Company will be successful in this regard.

      Off-Balance Sheet Arrangements. At December 31, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements:

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 in 2003 did not have a significant effect on the Company's financial statement presentation or disclosures.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the third quarter of 2005. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company's financial statement presentation or disclosures.


ITEM 7.   FINANCIAL STATEMENTS

      The consolidated financial statements are listed at the "Index to

Consolidated Financial Statements" elsewhere in this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


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


ITEM 8B.  OTHER INFORMATION

      Not applicable.

                                   PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 31, 2005. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers. There is no arrangement or understanding between any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


Name                   Age     Position(s)
----                   ---     -----------

Mitchell J. Francis     50     Chairman of the Board of Directors,President,
                               Chief Executive Officer and Chief Financial
                               Officer

Kimberly Simon          37     Vice President of Operations

Benjamin Frankel        69     Director

Norman Feirstein        56     Director


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

Kimberly Simon. Ms. Simon has been employed by the Company for nearly seven years. Ms. Simon started her career with the Company in September 1997 as the general manager of the Company's Las Vegas ride simulator facility. While retaining that capacity, she assumed the responsibility for overseeing the management of all of the Company's ride simulator facilities and was promoted to Vice President of Operations effective May 1, 2001. Ms. Simon is currently responsible for all day-to-day operations of Tix4Tonight. Prior to joining the Company, Ms. Simon gained managerial experience with several national companies. Ms. Simon is a graduate of Northern Illinois University.

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

      To our knowledge based solely on our review of the copies of the Section 16(a) reports furnished to us and written representations to us that no other reports were required, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2004, except as follows:

      Benjamin Frankel did not timely file Form 4's during 2004 with respect to the issuance of shares of common stock to him and the sale of shares of common stock by him during the year ended December 31, 2004.

      In addition, Gang Consulting Inc. did not timely file Form 4's during 2004 with respect to the issuance of shares of common stock to it, the exercise of warrants by such firm, and the sale of shares of common stock by such firm during the year ended December 31, 2004.

Family Relationships among Directors and Executive Officers:

      There were no family relationships among directors and executive officers during the years ended December 31, 2002, 2003 and 2004.

Indebtedness of Directors and Executive Officers:

      None of the Company's directors or executive officers or their respective associates or affiliates is indebted to the Company.

Legal Proceedings with Affiliates:

      The Company is not involved in any legal proceedings with any director, officer, affiliate or stockholder of the Company.

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

Changes in Procedures to Nominate Directors:

      Since the date of the Company's last disclosures pursuant to Item 7(d)(s)(ii)(G) of Schedule 14A of the Securities Exchange Act of 1934, as amended, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.


ITEM 10.  EXECUTIVE COMPENSATION

      The following table and text sets forth information with respect to the compensation paid to the Chief Executive Officer of the Company during the years ended December 31, 2004, 2003 and 2002. No other executive officer had total compensation exceeding $100,000 during the years ended December 31, 2004, 2003 and 2002.


                          Summary Compensation Table
                          --------------------------

Name and
Principal                                        Other Annual     All Other
Positions                  Year      Salary      Compensation    Compensation
---------                  ----      ------      ------------    ------------

Mitchell J. Francis (5)    2004    $275,000       $66,836 (1)     $  -
Chairman of the            2003     275,000        62,451 (2)       5,115 (4)
Board of Directors,        2002     275,000        58,729 (3)      82,570 (4)
President, Chief
Executive Officer
and Chief Financial
Officer

----------------------

(1) Includes $3,660 in disability insurance premiums, $19,461 in automobile expense, $11,539 in life insurance premiums, $6,101 in long-term care insurance, $13,260 in medical insurance premiums paid to or on behalf of Mr. Francis and $12,815 in 401(k) contributions in 2004.

(2) Includes $4,997 in disability insurance premiums, $18,127 in automobile expense, $7,727 in life insurance premiums, $6,101 in long-term care insurance, $13,288 in medical insurance premiums paid to or on behalf of Mr. Francis and $12,211 in 401(k) contributions in 2003.

(3) Includes $3,747 in disability insurance premiums, $17,065 in automobile expense, $7,844 in life insurance premiums, $6,101 in long-term care insurance, $11,157 in medical insurance premiums paid to or on behalf of Mr. Francis and $12,815 in 401(k) contributions in 2002.

(4) Represents the fair market value of 9,500 shares and 123,750 shares of common stock issued to Mr. Francis in 2003 and 2002, respectively, as a bonus for capital raising efforts pursuant to his employment agreement (see "Employment Agreement" below).

(5) Compensation to Mr. Francis is paid to Francis Development Inc., a company founded and controlled by Mr. Francis.


Meetings and Committees of the Board of Directors:

      During the year ended December 31, 2004, the Company did not have any meetings of its Board of Directors; all board actions were taken by unanimous written consent.

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

      The audit committee of the Board of Directors consists of Benjamin Frankel and Norman Feirstein, neither of whom is an employee of the Company. The audit committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, the performance of the independent public accountants, and the accounting practices of the Company. The Company does not currently have an audit committee financial expert serving on its audit committee. The Company intends to attempt to add a qualified board member to serve as an audit committee financial expert in the future.

      The stock option committee of the Board of Directors consists of Benjamin Frankel and Norman Feirstein, neither of whom is an employee of the Company. The stock option committee is responsible for the operation and administration of the Company's stock option plans, including the grants thereunder.

Directors Compensation:

      For serving on the Board of Directors, directors who are not employees of the Company receive $2,000 for each meeting of the Board of Directors, and reimbursement for any expenses incurred in attending board meetings. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. The non-employee directors are eligible to participate in the 2004 Directors Option Plan.

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

Employment Agreement:

      Effective September 1, 2000, the Company entered into a three-year employment agreement expiring August 31, 2003 with Mitchell J. Francis to serve as Chairman, President and Chief Executive Officer. The agreement provided for a base annual salary of $275,000, annual increases of 8% (which were not taken in 2001, 2002 and 2003), and annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000. The agreement provided for the issuance of stock options to purchase 300,000 shares of common stock, with an exercise price of $0.50 per share, vesting in equal annual increments on September 1, 2001, 2002 and 2003. The agreement also provided for the issuance of stock options to purchase up to 1,250,000 shares of common stock if the Company's stock price reached certain levels for 20 consecutive days, which were not reached. Accordingly, the stock options were not issued prior to the expiration of the employment agreement. The employment agreement also provided for stock options to purchase 100,000 shares of common stock for the opening of each new ride facility, exercisable at fair market value on the date each new ride facility opens. The Company did not open any new ride facilities during the term of this employment agreement. In addition, during the term of the employment agreement, for each $1,000,000 of new debt or equity financing or fraction thereof on a pro rata basis, the Company was obligated to issue to Mr. Francis shares of common stock equal to 5% of the shares of common stock issued in any such financing transaction.

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

Long-Term Incentive Plans:

      The Company does not have any long-term incentive plans.

Employee Stock Option Plans:

      In June 1994, prior to the Company's September 1994 initial public offering, the Company adopted a Stock Option Plan (the "1994 Option Plan") for officers, employees, directors and consultants of the Company or its subsidiaries. The 1994 Option Plan authorized the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 112,500 shares of the Company's common stock. The 1994 Option Plan provided that options granted would generally be exercisable at any time during a ten-year period (five years for a stockholder owning in excess of 10% of the Company's common stock). The exercise price for non-qualified stock options would not be less than the par value of the Company's common stock. The exercise price for incentive stock options would not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value of the Company's common stock on the date of grant for a stockholder owning in excess of 10% of the Company's common stock). The 1994 Option Plan terminated on December 31, 2003.

      On March 3, 2005, the Company adopted the 2004 Stock Option Plan (the

"2004 Option Plan") for officers and employees of the Company or its subsidiaries. The 2004 Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Option Plan authorized the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 960,000 shares of the Company's common stock. The 2004 Option Plan provided that options granted would generally be exercisable at any time during a ten-year period (five years for a stockholder owning in excess of 10% of the Company's common stock) and vest one-third in each of the three years following the grant, unless otherwise provided by the plan administrator. The exercise price for non-qualified stock options would not be less than the par value of the Company's common stock. The exercise price for incentive stock options would not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value of the Company's common stock on the date of grant for a stockholder owning in excess of 10% of the Company's common stock). No option may be exercised during the first six months of its term except in the case of death. The Company had not issued any options under the 2004 Option Plan at December 31, 2004.

Directors Stock Option Plans:

      In December 1995, the Company adopted a Directors Stock Option Plan (the "1995 Directors Option Plan") for non-employee directors of the Company. The 1995 Directors Option Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 14, 1996. The 1995 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 12,500 shares of the Company's common stock. The 1995 Directors Option Plan provided that options granted would be exercisable during a ten-year period and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company's common stock at the date of the grant. There were no options available for issuance under the 1995 Directors Option Plan at December 31, 2003 and 2004. The 1995 Directors Stock Option Plan terminated on December 31, 2004.

      On March 3, 2005, the Company adopted the Directors Stock Option Plan (the "2004 Directors Option Plan") for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company's common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company's common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. The Company had not issued any options under the 2004 Directors Option Plan at December 31, 2004.

      During the years ended December 31, 2002, 2003 and 2004, the Company did not grant any stock options under any stock option plan.

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

      A summary of stock options and warrants issued to officers, directors and employees as of December 31, 2004 is presented below. No stock options under any stock option plan were exercised during 2002, 2003 or 2004.


                     Stock Option and Warrant Value Table
                     ------------------------------------

                                                            Value of
                             Number of                     Unexercised
                          Shares of Common                 in-the-Money
                          Stock Underlying                Stock Options
                           Stock Options      Weighted    and Warrants at
                            and Warrants      Average    Fiscal Year-End (1)
                         ------------------   Exercise   -------------------
Name                     Unvested    Vested    Price     Unvested     Vested
----                     --------    ------    -----     --------     ------

Option Plan:

Kimberly Simon              -         1,000    $0.39      $  -      $    160

Employees                   -           500     0.39         -            80


Directors Option Plan:

Benjamin Frankel            -         6,250     0.39         -         1,000

Norman Feirstein            -         6,250     0.39         -         1,000


Non-Plan Stock Options
  and Warrants:

Mitchell J. Francis
  Stock Options             -       325,000     0.48         -        22,750
  Warrants                  -       615,384     0.13         -       258,461

Kimberly Simon
  Stock Options             -       150,000     0.15         -        60,000
  Warrants                  -        50,000     0.41         -         7,000

Former employee
  Stock Options             -        60,000     0.15         -        24,000

-------------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and warrants and the market price for the common stock of $0.55 per share at December 31, 2004.

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

      As of March 31, 2005, the Company had a total of 10,252,621 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

      The following table sets forth, as of March 31, 2005: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                           Percent of
Name and Address             Amount and Nature of       Shares of Common
of Beneficial Owner          Beneficial Ownership       Stock Outstanding (2)
-------------------          --------------------       -----------------

Mitchell J. Francis (1)          3,764,711 (3)                 33.6%

Kimberly Simon (1)                 456,000 (4)                  4.4%

Benjamin Frankel (1)               473,750 (5)                  4.6%

Norman Feirstein (1)               256,250 (6)                  2.5%

All directors and
executive officers
as a group (4 persons)           4,950,711 (7)                 43.4%

Leo A. Beskar                      542,000 (8)                  5.1%
P.O. Box 138
River Falls
Wisconsin 54022

Gang Consulting Inc.             1,474,875 (9)                 13.3%
1110 Bennet Drive
Port Coquitla
British Columbia V3C 6C5
Canada

-------------------------

(1) The address of each such person is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604.
(2) The calculation is based on the number of shares of common stock outstanding on March 31, 2005, plus, with respect to each named person, the number of shares of common stock which the stockholder has the right to acquire upon exercise of stock options and warrants exercisable within 60 days of March 31, 2005.
(3) Includes 2,824,327 shares of common stock owned by Mr. Francis and 940,384 shares of common stock issuable upon exercise of stock options and warrants granted to Mitchell J. Francis. Excludes 4,688 shares of common stock owned by Sandra Francis, the wife of Mitchell J. Francis, as to which Mr. Francis disclaims beneficial ownership.
(4) Includes 255,000 shares of common stock owned by Ms. Simon and 201,000 shares of common stock issuable upon exercise of stock options and warrants granted to Ms. Simon.
(5) Includes 465,000 shares of common stock owned by Mr. Frankel and 6,250 shares of common stock issuable upon exercise of stock options granted to Mr. Frankel. Also includes 2,500 shares of common stock that were issued to the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard for services rendered. Mr. Frankel is a partner in such firm, and disclaims beneficial ownership of such shares, except to the extent of his proportionate interest therein.
(6) Includes 250,000 shares of common stock owned by Mr. Feirstein and 6,250 shares of common stock issuable upon exercise of stock options granted to Mr. Feirstein.
(7) Includes 3,796,827 shares of common stock owned by or attributable to officers and directors and 1,153,884 shares of common stock issuable upon exercise of stock options and warrants granted to officers and directors.
(8) Leo A. Beskar was an investor in the Company's private placements conducted during the years ended December 31, 2002 and 2003. The private placement offerings consisted of units comprised of four shares of common stock and four common stock purchase warrants for each $1.00 invested. The warrants were exercisable at $0.50 per share for a period of 30 months (increased from 18 months originally) from the date of issuance. The common share amount presented herein consists of 260,000 shares of common stock sold to the investor, and assumes exercise of warrants to purchase 260,000 shares of common stock. During June 2003, the Company also issued warrants to purchase an additional 22,000 shares of common stock to Mr. Beskar, equivalent to 10% of the number of warrants originally issued. The warrants are exercisable at $0.50 per share for a period of 30 months from the date of issuance of the original warrants, in lieu of the Company not registering such securities with the Securities and Exchange Commission.
(9) Includes 674,875 shares of common stock and 800,000 shares of common stock issuable upon exercise of common stock purchase warrants granted to Gang Consulting Inc.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Benjamin Frankel, a director of the Company, is a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard. During the years ended December 31, 2004, 2003 and 2002, the Company incurred fees to Frankel, Lodgen, Lacher, Golditch, Sardi & Howard of $73,899, $91,015 and $56,061, respectively, for accounting and tax services. Certain of these fees were paid through the issuance of the Company's common stock as described at "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - 2003 CONSULTANT STOCK PLAN".

      During the years ended December 31, 2003 and 2002, the Company issued 9,500 shares and 123,750 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $5,115 and $82,570, respectively, as a bonus for capital raising efforts pursuant to his employment agreement (see "ITEM 10. EXECUTIVE COMPENSATION - Employment Agreements").

      During the year ended December 31, 2002, the Company's Chief Executive Officer made short-term advances to the Company aggregating $65,000 for working capital purposes. During the year ended December 31, 2003, the Company's Chief Executive Officer made additional advances to the Company of $15,000. Such advances were unsecured, interest-free and due on demand. On October 10, 2003, such advances aggregating $80,000 were repaid by the Company issuing 800,000 shares of common stock. In addition, on October 10, 2003, the Company issued its Chief Executive Officer 600,000 shares of common stock in exchange for accrued but unpaid compensation of $60,000. The effective price of $0.10 per share was in excess of the fair market value of $0.01 per share on October 10, 2003.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees:

      Weinberg & Company, P.A. ("Weinberg") was the Company's independent registered public accounting firm for the years ended December 31, 2004 and 2003. Services provided to the Company by Weinberg with respect to such periods consisted of the audits of the Company's consolidated financial statements and limited reviews of the condensed consolidated financial statements included in Form 10-QSB Quarterly Reports. Charges by Weinberg with respect to these matters aggregated approximately $48,000 and $25,000, respectively, for the years ended December 31, 2004 and 2003.

Tax Fees:

      Weinberg did not provide any services to the Company with respect to the preparation of corporate income tax returns or tax planning matters.

All Other Fees:

      Weinberg did not provide any services with respect to any matters other than those related to audit and audit-related matters.

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


                                                   TIX CORPORATION
                                                   ---------------
                                                     (Registrant)



Date:  April 14, 2005                         By:  /s/ MITCHELL J. FRANCIS
                                                   ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer



      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 14, 2005                         By:  /s/ MITCHELL J. FRANCIS
                                                   ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer,
                                                   President, Chief Financial
                                                   Officer and Chairman of the
                                                   Board of Directors




Date:  April 14, 2005                         By:  /s/ BENJAMIN FRANKEL
                                                   ___________________________
                                                   Benjamin Frankel
                                                   Director





Date:  April 14, 2005                         By:  /s/ NORMAN FEIRSTEIN
                                                   ___________________________
                                                   Norman Feirstein
                                                   Director

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 PAGE

Report of Independent Registered Public Accounting Firm           39

Consolidated Financial Statements:

     Consolidated Balance Sheets - December 31, 2004 and 2003     40

     Consolidated  Statements of Operations - Years Ended         42
     December 31, 2004 and 2003

     Consolidated Statements of Stockholders'  Deficiency -
     Years Ended December 31, 2004 and 2003                       43

     Consolidated  Statements of Cash Flows - Years Ended
     December 31, 2004 and 2003                                   45

     Notes to Consolidated  Financial Statements -
     Years Ended December 31, 2004 and 2003                       47

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

The Board of Directors
Tix Corporation (formerly Cinema Ride, Inc.)

      We have audited the accompanying consolidated balance sheets of Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $1,617,365 and negative cash flow from operations of $534,323 during the year ended December 31, 2004, and had a working capital deficiency of $1,265,185 and a stockholders' deficiency of $2,010,795 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Weinberg & Company, P.A.

Boca Raton, Florida
March 14, 2005


          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003



                                          ASSETS

                                                            2004        2003
                                                          --------   ---------
Current assets:
   Cash                                                 $  131,186   $  91,311
   Prepaid expenses and other current assets                78,862      16,268
   Assets related to discontinued operations                   588         588
                                                          --------   ---------
      Total current assets                                 210,636     108,167
                                                          --------   ---------

Property and equipment:
   Office equipment and furniture                          165,039     156,586
   Equipment under capital lease                           155,581     141,928
   Leasehold improvements                                   93,045      14,662
                                                          --------   ---------
                                                           413,665     313,176
   Less accumulated depreciation                          (143,381)    (81,825)
                                                          --------   ---------
      Total property and equipment, net                    270,284     231,351
                                                          --------   ---------

Other assets:
   Investment in terminated joint venture - Tickets2Nite         -     462,179
   Deferred offering costs                                  29,800           -
   Deposits                                                 43,026      30,029
                                                          --------   ---------
      Total other assets                                    72,826     492,208
                                                          --------   ---------

                                                        $  553,746   $ 831,726
                                                          ========   =========




                                   (continued)

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                           DECEMBER 31, 2004 AND 2003


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                          2004          2003
                                                       ----------    ----------
Current liabilities:
   Accounts payable and accrued liabilities            $  748,865    $  477,512
   Current portion of capital lease obligations            50,473        40,180
   Current portion of notes payable                        23,954       716,242
   Bank line of credit                                          -       174,000
   Liabilities related to discontinued operations         652,529       553,552
                                                       ----------    ----------
      Total current liabilities                         1,475,821     1,961,486
                                                       ----------    ----------

Long-term debt:
   Capital lease obligations, less current portion         50,517        88,620
   Notes payable, less current portion                    926,803             -
   Debenture payable, net of discount                     111,400             -
                                                       ----------    ----------
          Total long-term debt                          1,088,720        88,620
                                                       ----------    ----------

Stockholders' deficiency:
   Preferred stock, $0.01 par value; 500,000
     shares authorized; none issued                                               -            -
   Common stock, $0.08 par value; 100,000,000
     shares authorized; 10,011,237 shares and
     8,515,125 shares issued and outstanding
     as of December 31, 2004 and 2003, respectively       800,899       681,210
   Additional paid-in capital                          11,594,244    10,908,983
   Deferred compensation                                  (15,000)      (35,000)
   Accumulated deficit                                (14,390,938)  (12,773,573)
                                                       ----------    ----------
      Total stockholders' deficiency                   (2,010,795)   (1,218,380)
                                                       ----------    ----------
                                                       $  553,746    $  831,726
                                                       ==========    ==========


          See accompanying notes to consolidated financial statements.

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                          2004         2003
                                                       ----------   ----------
Revenues (2004 gross ticket sales - $6,066,538)       $ 1,557,459   $        -
                                                       ----------   ----------
Operating expenses:
   Direct costs of revenues                               800,268            -
   Selling and marketing expenses                         366,461            -
   General and administrative expenses,
    including non-cash compensation expense
    of $264,650 in 2004 and $552,281 in 2003
    ($0 in 2004 and $117,015 in 2003
    to officers and directors)                          1,488,312    1,568,179
   Depreciation and amortization                           61,556        2,520
   Start-up costs of Tickets2Nite business venture             -        61,199
                                                       ----------   ----------
      Total costs and expenses                          2,716,597    1,631,898
                                                       ----------   ----------
Loss from operations                                   (1,159,138)  (1,631,898)
                                                       ----------   ----------
Other income (expense):
   Equity in net income of terminated joint
    venture - Tickets2Nite                                      -      414,065
   Interest income                                             12           13
   Interest expense                                      (193,939)    (154,066)
                                                       ----------   ----------
      Other income (expense), net                        (193,927)     260,012
                                                       ----------   ----------
Loss from continuing operations                        (1,353,065)  (1,371,886)
                                                       ----------   ----------
Loss from discontinued operations:
   Income from discontinued operations                     26,884      238,704
   Loss from closure of discontinued operations          (291,184)    (319,335)
                                                       ----------   ----------

      Net loss from discontinued operations              (264,300)     (80,631)
                                                       ----------   ----------
Net loss                                              $(1,617,365)  $1,452,517)
                                                       ==========   ==========

Net income (loss) per common share -
   basic and diluted:
   Loss from continuing operations                     $    (0.14)  $    (0.22)
   Income from discontinued operations                          -         0.04
   Loss from closure of discontinued operations             (0.03)       (0.05)
                                                       ----------   ----------
   Net loss per common share                           $    (0.17)  $    (0.23)
                                                       ==========   ==========

Weighted average number of common shares outstanding
    - basic and diluted                                 9,276,144    6,360,381
                                                       ==========   ==========


          See accompanying notes to consolidated financial statements.

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                Common stock
                              ----------------     Additional                                    Total
                               Number               Paid-in       Deferred    Accumulated     Stockholders'
                              of Shares  Amount     Capital     Compensation    Deficit        Deficiency
                              ---------  ------    ----------   ------------  -----------     -------------
Balance, January 1, 2003      5,620,775  $449,662  $10,696,416  $  (330,666) $(11,321,056)      $(505,644)
Issuance of common stock
  to officers, employees
  and directors for services  1,599,500   127,960       38,855                                    166,815
Sale of common stock and
  warrants                      190,000    15,200       32,300                                     47,500
Issuance of common stock
  to consultants                325,400    26,032      102,368                                    128,400
Cancellation of common
  stock to consultant           (30,000)   (2,400)     (16,200)                                   (18,600)
Issuance of warrants to
  consultants                                           40,000      (40,000)                            -
Amortization of deferred
  compensation                                                      335,666                       335,666
Issuance of common stock
  for capital raising             9,450       756         (756)                                         -
Issuance of common stock
  as settlement of a loan
  from Chief Executive
  Officer                       800,000    64,000       16,000                                     80,000
Net loss                                                                       (1,452,517)     (1,452,517)
                              ---------   -------   ----------    ---------    ----------       ---------

Balance, December 31, 2003    8,515,125   681,210   10,908,983      (35,000)  (12,773,573)     (1,218,380)

Sale of common stock            400,000    32,000      168,000                                    200,000
Exercise of warrants            100,000     8,000       17,000                                     25,000
Amortization of deferred
  compensation                                                                     20,000          20,000
Cancellation of common
  stock to employee            (25,000)    (2,000)        (500)                                    (2,500)
Issuance of common stock
  to consultants                711,112    56,889      265,361                                    322,250
Issuance of warrants to
  consultants                                          172,900                                    172,900
Beneficial conversion feature
  of Debenture                                          62,500                                     62,500
Issuance of common stock for
  deferred offering costs       310,000    24,800                                                  24,800
Net loss                                                                       (1,617,365)     (1,617,365)
                             ----------  --------  -----------    ---------   -----------     -----------
Balance, December 31, 2004   10,011,237  $800,899  $11,594,244    $ (15,000) $(14,390,938)    $(2,010,795)
                             ==========  ========  ===========    =========   ===========     ===========


          See accompanying notes to consolidated financial statements.

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                           2004         2003
                                                        ----------- -----------
Cash flows from operating activities:
   Net loss                                             $(1,617,365) $(1,452,517)
   Adjustments to reconcile net loss to cash
      used in operating activities:
        Depreciation and amortization                        61,556        2,520
        Depreciation and amortization -
          discontinued operations  -                                     280,880
        Gain on sale of fixed assets                             -          (294)
        Cancellation of common stock issued
          for services                                       (2,500)     (18,600)
        Common stock and warrants issued for services       297,150      630,881
        Loss from closure of ride facilities -
          discontinued operations                                 -      207,372
        Forgiveness of debt - discontinued operations       (26,884)          -
        Equity in net income of terminated joint
          venture - Tickets2Nite                                -       (414,065)
        Amortization of prepaid accounting fee               48,566            -
        Amortization of deferred compensation                20,000            -
        Amortization of deferred loan costs                   9,900            -
        Changes in operating assets and liabilities:
         (Increase) decrease in:
           Prepaid expenses and other current assets        (23,315)     (15,619)
           Deposits and other assets                         (7,997)     (25,000)
           Assets related to discontinued operations             -        35,889
         Increase (decrease) in:
           Accounts payable and accrued expenses            580,705      338,152
           Liabilities related to discontinued operations   125,861      229,333
                                                          ---------    ---------
Net cash used in operating activities                      (534,323)    (201,068)
                                                          ---------    ---------
Cash flows from investing activities:
   Distributions and reimbursements from
     terminated joint venture - Tickets2Nite                457,179       16,930
   Dividends received from terminated
     joint venture - D&B                                          -       23,861
   Purchase of property and equipment                       (86,837)           -
   Proceeds from sale of fixed assets                             -          294
                                                          ---------    ---------
Net cash provided by investing activities                   370,342       41,085
                                                          ---------    ---------



                                   (continued)

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                            2004       2003
                                                         ---------   ---------
Cash flows from financing activities:
   Proceeds from bank line of credit                             -     174,000
   Exercise of warrants                                     25,000           -
   Payments on notes payable                                (5,682)    (13,737)
   Payments on capital lease obligations                   (41,462)    (33,363)
   Sale of common stock and warrants                       200,000      47,500
   Repayment of line of credit                            (174,000)          -
   Loans from Chief Executive Officer                            -      15,000
   Net proceeds from debenture                             200,000           -
                                                         ---------   ---------
Net cash provided by financing activities                  203,856     189,400
                                                         ---------   ---------

Cash:
   Net increase                                             39,875      29,417
   Balance at beginning of year                             91,311      61,894
                                                         ---------   ---------
   Balance at end of year                                $ 131,186   $  91,311
                                                         =========   =========



                                   (continued)

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                            2004       2003
                                                         ---------   ---------
Supplemental disclosures of cash flow information:
   Cash paid for:
     Income taxes                                        $   1,871   $   1,389
                                                         =========   =========
     Interest                                            $  42,268   $  25,108
                                                         =========   =========

Non-cash financing and investing activities:

                                                            2004        2003
                                                            ----        ----
      Common stock issued in settlement of loan
        payable to officer                               $   -       $  80,000
      Issuance of common stock to outside consultant in
        equity transaction                                   -             756
      Conversion of accounts payable to notes payable        -           7,913
      Acquisition of capital lease assets and related
        obligation                                          13,652           -
      Issuance of common stock for accounts payable         50,000           -
      Issuance of common stock to director for:
        Accounts payable                                    74,155           -
        Prepaid services                                    87,845           -
      Dividends received from joint venture -
        Tickets2Nite                                         -         132,890
      Investment in subsidiary with fixed assets
        and capital lease                                    -         132,890
      Common stock issued for deferred offering costs       24,800           -
      Payment of deferred offering cost with accounts
        payable                                              5,000           -
      Conversion of investment in Tickets2Nite to
        prepaid expense                                      5,000           -
      Conversion of accrued interest payable to note
        payable - Finova                                   240,197           -
      Issuance of warrants for loan fees                    36,000           -
      Beneficial conversion feature of Debenture            62,500           -





          See accompanying notes to consolidated financial statements.

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


1. Organization and Basis of Presentation

     Business Activity:
      Tix Corporation (the "Company") was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. The Company changed its name from Cinema Ride, Inc. to Tix Corporation effective March 3, 2005.

      Through December 31, 2003, the Company was in the ride simulator business. This line of business was discontinued effective December 31, 2003 (see "Ride Simulator Business" below).

      During the year ended December 31, 2003, the Company owned 50% of Tickets2Nite, LLC, a company engaged in the sale of tickets for Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip (see "Tickets2Nite, LLC" below).

      Effective January 1, 2004, the Company's sole business activity, through its newly-formed, wholly-owned subsidiary, Tix4Tonight, LLC, was the sale of tickets for Las Vegas shows at 50% of the original box office price, on the same day of the performance, from ticket booths located on the Las Vegas Strip (see `Tix4Tonight, LLC" below).

      Ride Simulator Business: During the year ended December 31, 2003, the Company operated two ride facilities for the full year, as well as one ride facility in a joint venture through February 15, 2003 (see Note 3). The Company operated a ride facility located in Las Vegas, Nevada (the "Las Vegas Facility"), which commenced operations in October 1994 and was located in the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"), a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel, in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the "West Edmonton Mall Facility"), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow in 2003.

      The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. This line of business is presented as a discontinued operation in the Company's consolidated financial statements for the year ended December 31, 2003. A summary of the results of operations of the ride simulator business for the year ended December 31, 2003 is provided at
      Note 3. As described at Note 13, the Company is currently in litigation with the Forum Shops with respect to its former Las Vegas ride facility lease.

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

      On December 24, 2002, the Company filed a lawsuit against Entasis and Kolker in the Clark County, Nevada District Court (the "Court"). Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court found that the Tickets2Nite, LLC Operating Agreement was valid, clear and unambiguous; that although Entasis and Kolker asserted many defenses to the validity of the Operating Agreement, they were without merit; and that Entasis and Kolker breached the Operating Agreement by not funding his portion of the capital contribution. Furthermore, with regard to Entasis and Kolker's counterclaims, the Court found for the Company on all counts.

      The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ordered that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC. Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003.

      As of December 31, 2003, the Company's net investment in Tickets2Nite, LLC was $462,179. During the year ended December 31, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash distributions of $457,179 and the return of $5,000 deposit, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity.

      The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting, since it did not have majority voting control. Financial information with respect to the Company's investment in Tickets2Nite, LLC, including the results of operations and financial position of Tickets2Nite, LLC as of and for the year ended December 31, 2003, is provided at Note 4.

      Tix4Tonight, LLC: The performance of Tickets2Nite, LLC during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. As a result of the court-ordered dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which was the Company's only source of operating revenues in 2004. The Company's former partner in Tickets2Nite, LLC operates a similar business in Las Vegas that competes with Tix4Tonight, LLC.

      Most of the assets developed by the Company for the Tickets2Nite business were distributed to the Company's Tix4Tonight business, including all management staff, software and technology, computers and server systems, and other fixed assets.

      The Company conducts the operations of Tix4Tonight at three locations on the Las Vegas Strip: South Strip next to the Harley-Davidson Cafe at Harmon; the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); and North Strip across from the Stardust Hotel and Casino. A new South Strip location is planned for the Hawaiian Marketplace Shopping Center after its redevelopment is completed in 2005. In addition, during August 2004, the Company relocated the administrative offices of Tix4Tonight to a new facility in Las Vegas.

     Revenue Recognition and Presentation:
      The Company's Las Vegas half-price show ticketing business recognizes as revenue the commissions and related transaction fees from the sale of show tickets for various Las Vegas shows at the time that the tickets are sold. Revenues do not include the amounts for which the show tickets are sold. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

     Going Concern:
      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,617,365 and negative cash flow from operations of $534,323 during the year ended December 31, 2004, and had a working capital deficiency of $1,265,185 and a stockholders' deficiency of $2,010,795 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

      The Company will require additional capital to fund operating and debt service requirements and to expand the operations of Tix4Tonight, and the Company has been exploring various alternatives to raise this required capital, as described at Note 8. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

     Consolidation:
      Intercompany transactions and balances are eliminated in consolidation.

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

     Fair Value of Financial Instruments:
      The carrying amounts of financial instruments, including cash, accounts payable and accrued liabilities, and short-term loans approximate fair value because of their short maturity. The carrying amounts of notes payable, capital lease obligations and debenture payable (including the discount) approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

     Concentrations:
      The Company's cash balances on deposit with banks are guaranteed up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had cash balances with a bank in excess of the $100,000 insurance limit during the year ended December 31, 2004.

     Foreign Currency Translation:
      The United States dollar is the functional currency of the subsidiary which operated the West Edmonton Mall Facility through December 31, 2003. Assets and liabilities of the subsidiary denominated in Canadian dollars, as well as transactions denominated in Canadian dollars during the year ended December 31, 2003, have been remeasured as if the functional currency was the United States dollar. The remeasurement of Canadian dollars into United States dollars created a translation loss that is included in discontinued operations in the consolidated statements of operations for the year ended December 31, 2003 of $(113).

     Stock-Based Compensation:
      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also encouraged, but does not require companies to record compensation cost stock-based employee compensation. SFAS 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosures of net income
      (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

      The exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2004 and 2003 would have been as follows:

                              Years Ended December 31,
                              ------------------------
                              2004                2003
                              ----                ----

        Net loss:
                  As reported $(1,617,365)            $(1,452,517)
                  Pro forma   $(1,617,365)            $(1,507,205)

        Net loss per share:
                  As reported $(0.17)                 $(0.23)
                  Pro forma   $(0.17)                 $(0.24)

      The fair value of options granted are estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of 5 years; expected volatility of 256%; risk-free interest rate of 6.1%; and a 0% dividend yield. There were no options issued to officers, directors or employees in 2003 or 2004.

     Loss per Share:
      Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2004 and 2003. At December 31, 2004 and 2003, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire 5,880,884 shares and 5,583,384 shares, respectively.

     Comprehensive Income (Loss):
      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company did not have items of comprehensive income (loss) for the years ended December 31, 2003 and 2004.

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

     Accounting Estimates:
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Advertising Costs:
      Advertising costs are charged to operations at the time the costs are incurred. During the years ended December 31, 2004 and 2003, advertising costs charged to continuing operations were $336,996 and $0, respectively, and advertising costs charged to discontinued operations were $3,560 and $24,096, respectively.

     Impairment of Long-Lived Assets:
      Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") established guidelines regarding when impairment losses on long-lived assets, which include property and equipment should be recognized and how impairment losses should be measured. SFAS 144 also provided a single accounting model for long-lived assets to be disposed of and significantly changed the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded in the period when such impairment is determined.

     Deferred Offering Costs:
      The Company defers costs incurred related to the future issuance of common stock until such time as the stock is issued, or the stock offering is abandoned by the Company. These costs include legal fees and placement fees paid to underwriters or investment bankers related to the future issuance of common stock. Deferred offering costs of $29,800 have been included in the consolidated balance sheet at December 31, 2004 in connection with the Standby Equity Distribution Agreement entered into on December 7, 2004. The related offering is expected to commence during 2005.

     Debt Issuance Costs:
      Direct costs incurred for the issuance of debt are capitalized and amortized using the effective interest method over the term of the respective debt. In the event that the debt is retired prior to the maturity date, debt issuance costs will be expensed in the period that the debt is retired. The amortization of debt issuance costs is included in interest expense in the consolidated statements of operations. Amortization expense related to debt issuance costs for the year ended December 31, 2004 was $5,733.

     Reclassifications:
      Certain reclassifications of the 2003 amounts have been made to conform to the 2004 presentation.

2. Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 in 2003 did not have a significant effect on the Company's financial statement presentation or disclosures.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the third quarter of 2005. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company's financial statement presentation or disclosures.

3. Discontinued Operations

      Ride Simulator Business: The Company terminated its ride simulator business effective December 31, 2003 (see Note 1). The results of operations of the ride simulator business for the year ended December 31, 2003 is presented below.

        Ticket revenues                                            $1,755,537
                                                                    ---------

        Direct costs of revenues                                    1,018,012
        Selling and marketing expenses                                 29,029
        General and administrative expenses                           189,206
        Depreciation and amortization                                 280,880
                                                                    ---------

        Total costs and expenses                                    1,517,127
                                                                    ---------

        Income from discontinued operations                           238,410
        Other income                                                      294
                                                                    ---------

        Net income from discontinued operations                    $  238,704
                                                                    =========

      During 2004, the Company settled a note payable related to its discontinued operations and as a result recorded forgiveness of debt of $26,884, which was reflected as income from discontinued operations in the statement of operations for the year ended December 31, 2004 (see Note 7).

      During the year ended December 31, 2003, the Company incurred $299,917 of costs related to the closure of its remaining two ride facilities in Las Vegas, Nevada and Edmonton, Alberta, Canada, which were closed on or about December 31, 2003. The Company is currently engaged in litigation with the former landlord of the Las Vegas ride facility (see Note 13).

      Dave & Busters, Inc.: On May 29, 1998, the Company entered into a three-year joint venture operating agreement with Dave & Buster's, Inc. to install a ride simulator at the Dave & Buster's, Inc. facility in Atlanta, Georgia. Although the joint venture agreement was not formally extended subsequent to its expiration, the operations of the joint venture continued on a month-to-month basis until February 15, 2003, when the joint venture ceased operations and was formally terminated. The Company recorded a loss with respect to the closure of this facility of $246,122 at December 31, 2002 as a result of the impairment of the value of the fixed assets. During 2003, the Company recorded an additional loss of $19,418 with respect to the closure of this facility, which has been included in the loss from closure of discontinued operations in the consolidated statement of operations for the year ended December 31, 2003.

      Accordingly, the aggregate costs related to the closure of discontinued operations in 2003 were $319,335. The Company also incurred additional costs related to the closure of discontinued operations in 2004 of $291,184.

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

      A leading beverage company had entered into a marketing sponsorship agreement with Tickets2Nite, LLC beginning July 1, 2002 and ending June 30, 2007. As part of the marketing sponsorship agreement, Tickets2Nite, LLC granted the beverage company warrants (having a fair value of $250,000) to purchase a 5% ownership interest in Tickets2Nite, LLC, exercisable for a period of five years at 25% of the fair market value of such 5% ownership interest at the time the warrant was exercised, as determined by a mutually acceptable investment banking firm. The fair value of the warrants was being amortized over the five year term of the marketing sponsorship agreement.

      On December 24, 2002, the Company filed a lawsuit against Entasis and Kolker in the Clark County, Nevada District Court (the "Court"). The lawsuit related to matters concerning the management and funding of the new business venture. Entasis and Kolker funded only $95,000 of its $200,000 equity commitment, and were impermissibly interfering with the operations of the new business venture.

      Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court found that the Tickets2Nite, LLC Operating Agreement was valid, clear and unambiguous; that although Entasis and Kolker asserted many defenses to the validity of the Operating Agreement, they were without merit; and that Entasis and Kolker breached the Operating Agreement by not funding his portion of the capital contribution. Furthermore, with regard to Entasis and Kolker's counterclaims, the Court found for the Company on all counts.

      The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ordered that Tickets2Nite, LLC be dissolved. The Court appointed an independent third party to assist in the dissolution of Tickets2Nite, LLC. Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003.

      As of December 31, 2003, the Company's net investment in Tickets2Nite, LLC was $462,179. During the year ended December 31, 2004, as a result of the dissolution of Tickets2Nite, LLC, the Company received cash distributions of $457,179 and the return of a $5,000 deposit, which completed the dissolution of Tickets2Nite, LLC and the disposition of the Company's investment in such entity.

      Most of the assets developed by the Company for the Tickets2Nite business were distributed to the Company's Las Vegas show ticketing business, Tix4Tonight (see Note 1), including all management staff, software and technology, computers and server systems, and other fixed assets with an aggregate net book value, net of related liabilities, of $120,999.

      Effective May 4, 2004, the aforementioned parties entered into a settlement agreement and release that resolved all pending litigation and claims by and among the parties. The resolution of these legal proceedings did not have a significant effect on the Company's financial condition.

      As a result of the dissolution of Tickets2Nite, LLC, the sub-lease agreement and marketing sponsorship agreement with the beverage company did not continue. Accordingly, deferred marketing costs of $175,000 were considered impaired and charged to operations by Tickets2Nite, LLC at December 31, 2003.

      The Company accounted for its investment in Tickets2Nite, LLC under the equity method of accounting, since it did not have majority voting control. The Company recorded $240,060 as its proportionate share of net income from Tickets2Nite, LLC for the year ended December 31, 2003. Based on the court-ordered dissolution of Tickets2Nite, LLC, the Company also recorded a gain of $174,005 from the dissolution of Tickets2Nite, LLC at December 31, 2003, which was based on the Company's proportionate share of capital invested in Tickets2Nite, LLC. Accordingly, the Company's aggregate equity in net income of joint venture for the year ended December 31, 2003 was $414,065. The Company did not receive any distributions from Tickets2Nite, LLC in 2003.

      Condensed financial information with respect to Tickets2Nite, LLC is presented below.


                                    TICKETS2NITE, LLC
                                      BALANCE SHEET
                                    DECEMBER 31, 2003


          Current assets                                      $  602,882
          Property and equipment, net                             93,746
          Other assets                                            12,500
                                                               ---------
            Total assets                                      $  709,128
                                                               =========

          Current liabilities                                 $    6,726
          Members' equity                                        702,402
                                                               ---------
            Total liabilities and equity                      $  709,128
                                                               =========


                                    TICKETS2NITE, LLC
                                 STATEMENT OF OPERATIONS
                               YEAR ENDED DECEMBER 31, 2003


        Ticket commissions                                    $1,281,469
                                                               ---------

        Selling and marketing                                    346,188
        General and administrative                               203,489
        Depreciation and amortization                             61,680
        Write off of deferred marketing costs                    175,000
                                                               ---------
        Total costs and expenses                                 786,357
                                                               ---------

        Income from operations                                   495,112
        Interest expense                                         (14,992)
                                                               ---------

        Net income                                            $  480,120
                                                               =========


5. Bank Line of Credit

      During 2003, the Company established a line of credit with a bank for $174,000, with interest payable monthly at the bank's prime rate plus 1%. The line was secured by the Company's assets and was scheduled to mature on December 15, 2004. The line of credit was repaid in January 2004 and was not renewed.

6. Obligations under Capital Leases

      The Company has entered into several capital leases for equipment with monthly payments ranging from $95 to $2,506 per month, including interest at rates ranging from 9.0% to 20.3% per annum. At December 31, 2004, the monthly payments under these leases aggregated $6,135. The leases expire at various dates through 2007. At December 31, 2004, property and equipment included assets under capital leases of $155,581, less accumulated amortization of $40,914.

      Minimum future payments under capital leases for equipment are as follows:

        Years Ending December 31,:
        -------------------------
          2005                                                  $ 68,297
          2006                                                    43,935
          2007                                                    11,071
                                                                --------
                                                                 123,303
          Amount representing interest                           (16,366)
          Present value of minimum lease payments                106,937
          Less current portion relating to continuing
            operations                                           (50,473)
          Less current portion related to discontinued
            operations                                            (5,947)
                                                                --------
          Non-current portion                                   $ 50,517
                                                                ========

7. Notes Payable

     Notes payable consisted of the following at December 31, 2004 and 2003:

                                                       2004       2003
                                                       ----       ----
        Note payable, Finova                       $      -   $716,242
        Note payable, Finova
          (as modified October 29, 2004)
           - Discounted Amount                      169,318          -
           - Remaining Indebtedness                 781,439          -
        Equipment note payable                            -     36,884
                                                   --------   --------

                                                    950,757    753,126
        Less current portion                         23,954    716,242
        Less current portion related to
          discontinued operations                         -     36,884
                                                   --------    -------

        Non-current portion                        $926,803   $      -
                                                   ========   ========


   Note Payable, Finova:
      On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc., which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, with interest at 16.64% per annum, repayable over a four year period at $40,903 per month, with a balloon payment of $157,503.

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

      Required monthly payments on this loan were in default at December 31, 2003. As a result, the principal balance of this loan of $716,242 at December 31, 2003 was classified as a current liability in the consolidated financial statements at such date. Accrued interest payable on this loan was $126,375 at December 31, 2003 and $240,197 at September 30, 2004. Accordingly, the aggregate obligation to the lender at September 30, 2004 was $956,439.

      Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provided for the Company to repay the lender its aggregate obligation of $956,439 at September 30, 2004 as follows: (i) $175,000 of the $956,439 (the "Discounted Amount"), shall be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, shall be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") shall continue to bear interest at 16.64% per annum, but shall be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's Chief Executive Officer.

      Although the Company expects to repay in full the Discounted Amount, and is in compliance with the terms of the Forbearance Agreement at December 31, 2004, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement.

   Equipment Note Payable:
      On July 18, 2001, the Company entered into an agreement with a sign manufacturer to purchase a sign that had been used in the Company's Las Vegas ride facility, which had been previously recorded as a capital lease obligation. The note was collateralized by the sign, bore an annual interest rate of 15% per annum, required monthly payments of $2,466, and was due and payable in June 2004. The Company defaulted on its payment obligations with respect to this note and subsequently negotiated a settlement of the note. As a result, in 2004 the Company paid the sign manufacturer $10,000 and the remaining balance on the note of $26,884 was forgiven and is reflected as income from discontinued operations in the statement of operations for the year ended December 31, 2004.

8. Debentures Payable and Standby Equity Distribution Agreement

      On December 7, 2004, the Company closed a financing transaction in which it sold 5% convertible debentures (the "Debentures") to Advantage Development Capital Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 3, 2005 and received net proceeds of $230,000. The Debentures mature on March 7, 2006. Interest is due at the maturity date. The Debentures are convertible from time to time after nine months from the date of closing into the Company's common stock by Advantage at the price per share of either (a) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to eighty percent (80%) of the average volume weighted average price of the Company's Common Stock, as quoted by Bloomberg, L.P. for the five (5) trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time shall the conversion price be less than $0.25 per share. The Company has an option to redeem all or a portion of the outstanding Debentures at a redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest. The Company granted Advantage a security interest in certain of its assets. Advantage also received a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000. The Debenture is convertible into equity based on its face amount, which results in a beneficial conversion feature with a fair value of $62,500. The aggregate value of the warrant of $36,000, the value of the beneficial conversion feature of $62,500, and the related financing costs of $50,000 paid by the Company to the lender were recorded as a discount to the $250,000 face value of the Debenture, and are being charged to operations as interest expense over the 15 month term of the Debenture. As a result of the foregoing, the Debenture was initially recorded at a net value of $101,500, prior to the amortization of $9,900 of such deferred costs during December 2004. Accordingly, the adjusted carrying value of the Debenture at December 31, 2004 was $111,400.

      Additionally, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company has the right to control the timing and the amount of stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale. Funding of the $10,000,000 will commence at the Company's election after certain conditions are satisfied, including the Securities and Exchange Commission declaring effective a registration statement covering the shares of common stock to be purchased by Cornell. Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the consolidated balance sheet at December 31, 2004.

9. Related Party Transactions

      During the year ended December 31, 2002, the Company's Chief Executive Officer made short-term advances to the Company aggregating $65,000 for working capital purposes. During the year ended December 31, 2003, the Company's Chief Executive Officer made additional advances to the Company of $15,000. Such advances were unsecured, interest-free and due on demand. On October 10, 2003, such advances aggregating $80,000 were repaid by the Company issuing 800,000 shares of common stock (see Note 11). In addition, on October 10, 2003, the Company issued its Chief Executive Officer 600,000 shares of common stock in exchange for accrued but unpaid compensation of $60,000 (see Note 11). The effective price of $0.10 per share was in excess of the fair market value of $0.01 per share on October 10, 2003.

      On November 26, 2003, the Company issued 500,000 shares of common stock to its Chief Executive Officer as a bonus for the successful creation and implementation of the discount ticket business. The fair market value of the 500,000 shares was $50,000, which was charged to operations as general and administrative expense.

      On March 13, 2001, the Company granted to its Chief Executive Officer an option to purchase an aggregate of 800,000 shares of common stock expiring on the earlier to occur of three years form the date of vesting or March 13, 2006. The stock option was exercisable in four equal increments at prices ranging from $0.38 per share to $2.00 per share, which was not less than fair market value of the Company's common stock on the date of grant. The stock option was to vest based on the attainment of certain milestones by the Company, including raising new equity capital and reaching certain levels of earnings before interest, taxes, depreciation and amortization, none of which was reached. This stock option was terminated effective November 26, 2003.

      Benjamin Frankel, a director of the Company, is a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard. During the years ended December 31, 2004 and 2003, the Company incurred fees to Frankel, Lodgen, Lacher, Golditch, Sardi & Howard of $73,899 and $91,015, respectively, for accounting and tax services. Certain of these fees were paid through the issuance of the Company's common stock as described at Note 11.

10.   Income Taxes

      The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets at December 31, 2004 and 2003 as follows:

                                                            2004       2003
                                                       ----------  -----------
        Net operating loss carryforward                $3,767,000   $3,196,000
          Less valuation allowance                     (3,767,000)  (3,196,000)
                                                       ----------   ----------
                                                       $       -    $       -
                                                       ==========   ==========

      The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets. As of December 31, 2004, for Federal income tax purposes, the Company has approximately $11,079,000 in net operating loss carryforwards expiring through 2024. As of December 31, 2004, for state tax purposes, the Company has approximately $3,462,000 in net operating loss carryforwards expiring through 2014.

      Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of an "ownership change". The Company has determined that there will be significant limitations on the future utilization of its net operating loss carryforwards for Federal income tax purposes due to ownership changes.

      Reconciliation of the effective income tax rate to the United States statutory rate for the years ended December 31, 2004 and 2003 is as follows:

                                                 2004           2003
                                              -----------    -----------
          Tax expense at the U.S. statutory
            income tax rate                    (34.0) %       (34.0) %
          Increase in the valuation allowance   34.0           34.0
                                              -----------    -----------
          Effective income tax rate                -  %           -  %
                                              ===========    ===========

11.   Capital Transactions

     Agreement with Financial Advisory Firm:
      Effective as of January 3, 2002, the Company entered into a two-year arrangement with a financial advisory firm, Gang Consulting, Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. During the year ended 31, 2003, the Company issued 200,000 shares of common stock to such firm with a fair market value of $84,000, which was charged to operations as general and administrative expense. During the year ended December 31, 2004, the Company issued 300,000 shares of common stock to such firm with a fair market value of $110,250, which was charged to operations as general and administrative expense. The Company also paid $30,000 to such firm during the year ended December 31, 2003.

      Effective as of July 1, 2002, the consulting arrangement was amended to provide for the Company to issue to such firm the following common stock purchase warrants: warrants to purchase an aggregate of 300,000 shares of common stock vesting on July 1, 2002, exercisable for a period of five years from such date in equal installments of 100,000 shares of $0.25, $0.50 and $1.00 per share; warrants to purchase an aggregate of 300,000 shares of common stock vesting on January 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $1.50, $2.00 and $2.50 per share; and warrants to purchase an aggregate of 300,000 shares of common stock vesting on July 1, 2003, exercisable for a period of five years from such date in equal installments of 100,000 shares at $3.00, $3.50 and $4.00 per shares. The aggregate fair value of such warrants was calculated pursuant to the Black-Scholes option-pricing model as $496,000 and was credited to additional paid-in capital and charged to defer compensation in the stockholder's deficiency section of the consolidated balance sheet. This amount was charged to operations as general and administrative expense over the 18 month period beginning July 1, 2002 and ending December 31, 2003. Accordingly, for the year ended December 31, 2003, $330,667 was charged to operations as general and administrative with respect to such warrants.

      Effective as of July 1, 2002, the consulting arrangement was amended to provide for the Company to pay a finder's fee to such firm with respect to the private placement of its equity securities by issuing shares of common stock equivalent to 3% of the total equity capital raised, calculated at $0.50 per share. During the year ended December 31, 2003, the Company issued 2,850 shares of common stock to such firm, which were recorded at par value at $0.08 per share (aggregate amount $228) and charged to additional paid-in capital.

      During the year ended December 31, 2003, the Company also issued 15,400 shares of common stock to such firm as a reimbursement for expenses. The aggregate fair market value of such shares of $7,700 was charged to operations as general and administrative expense.

      On April 22, 2004, such firm exercised warrants to purchase 100,000 shares of common stock at $0.25 per share for gross proceeds of $25,000.

     Other Equity-based Transactions during the Year Ended December 31, 2004:
      On March 29, 2004, the Company issued 300,000 shares of common stock under the 2003 Consultant Stock Plan to Benjamin Frankel, a director of the Company and a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard, for accounting and tax services. The aggregate fair market value of such shares on the date of issuance was $162,000 ($0.54 per share), of which $74,155 was applied to reduce the Company's accounts payable balance to such firm and $87,845 was classified as prepaid accounting fee to related party. As of December 31, 2004, the remaining balance of prepaid accounting fee to related party was $39,279.

      On June 16, 2004, the Company issued 111,112 shares of common stock and a warrant to purchase 100,000 shares of common stock, all under the 2003 Consultant Stock Plan, to Erick Richardson, a partner in the law firm of Richardson & Patel, LLP, for legal services. The warrant is exercisable for a period of five years, one-half at $0.50 per share and one-half at $1.00 per share. The aggregate fair market value of the shares on the date of issuance was $50,000 ($0.45 per share), all of which was applied to reduce the Company's accounts payable balance to such law firm. The aggregate fair value of the warrant, calculated pursuant to the Black-Scholes option-pricing model, was $44,500, and was charged to operations as general and administrative expense.

      During the year ended December 31, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating proceeds of $200,000.

      During the year ended December 31, 2004, 25,000 shares of common stock previously issued to an employee with a fair market value of $2,500 were returned to the Company and cancelled. Such shares were credited to operations as general and administrative expense.

      During the year ended December 31, 2004, the Company issued warrants to four unaffiliated individuals for services rendered to purchase 210,000 shares of common stock exercisable for a period of three years at $0.25 per share (50,000 shares), $0.30 per share (100,000 shares) and $0.50 per share (60,000 shares). The aggregate fair value of the warrants was calculated pursuant to the Black-Scholes option-pricing model as $92,400, and was charged to operations as general and administrative expense.

      Pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004, a resolution was approved to adopt a 2004 Stock Option Plan and a 2004 Directors Stock Option Plan, pursuant to which the Company reserved for future issuance 960,000 shares and 240,000 shares of its authorized but unissued common stock, respectively, and to increase the Company's authorized common shares from 20,000,000 shares to 100,000,000 shares. The approval of the 2004 Stock Option Plan and the 2004 Directors Stock Option Plan and the increase in the authorized common shares became effective March 3, 2005.

      During December 2004, the Company issued 310,000 shares of common stock and a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007 as described at Note 8.

     Other Equity-Based Transactions during the Year Ended December 31, 2003:
      During the year ended December 31, 2003, the Company sold 190,000 units of its securities to accredited investors in a private placement at $0.25 per unit, generating proceeds of $47,500. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.50 per share for a period of 30 months from the date of issuance. Based on various factors, including the exercise price and terms of the warrant and the trading range and volume of the Company's common stock, the Company determined the value of the warrants was nominal and therefore did not allocate any portion of the $0.25 unit sale price to the warrants.

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

      On February 24, 2003, the Company issued 16,600 shares of common stock to two consultants for capital raising services, which were recorded at par value at $0.08 per share (aggregate amount $1,328) and charged to additional paid-in capital.

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

      On October 10, 2003, the Company entered into a two year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006 in monthly installments of 16,667 shares. The fair value of such warrant was calculated pursuant to the Black-Scholes option-pricing model as $40,000 and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the consolidated balance sheet. This amount is being charged to operations as general and administrative expense over the two year period beginning October 1, 2003 and ending September 30. 2005. Accordingly, for the years ended December 31, 2004 and 2003, $20,000 and $5,000, respectively, were charged to operations as general and administrative with respect to such warrant.

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

      During the year ended December 31, 2003, 30,000 shares of common stock previously issued to an outside consultant with a fair market value of $18,600 were returned to the Company and cancelled. Such shares were credited to operations as general and administrative expense.

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

      On March 3, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,600,000 common shares issuable under the 2003 Consultant Stock Plan under the Securities Act of 1933. During 2004, the Company issued a total of 411,112 shares of common stock and a warrant to purchase 100,000 shares of common stock under the 2003 Consultant Stock Plan, as described above.

      A summary of warrant activity for the years ended December 31, 2003 and 2004 is as follows:

                                                                   Weighted
                                                      Number       average
                                                       of          exercise
                                                     warrants       price
                                                     --------       -----

        Balance outstanding, January 1, 2003        4,196,009       $0.77

            Warrants granted                          841,500        0.31
            Warrants exercised                             --          --
            Warrants expired                           (3,125)       2.24
                                                    ---------
        Balance outstanding, December 31, 2003      5,034,384        0.69

            Warrants granted                          410,000        0.42
            Warrants exercised                       (100,000)       0.25
            Warrants expired                          (12,500)       1.00
                                                    ---------
        Balance outstanding, December 31, 2004      5,331,884       $0.68
                                                    =========        ====

12.   Stock-Based Compensation Plans

      The Company has various stock-based compensation plans, which are described below.

      Employee Stock Option Plans:

      In June 1994, prior to the Company's September 1994 initial public offering, the Company adopted a Stock Option Plan (the "1994 Option Plan") for officers, employees, directors and consultants of the Company or its subsidiaries. The 1994 Option Plan authorized the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 112,500 shares of the Company's common stock. The 1994 Option Plan provided that options granted would generally be exercisable at any time during a ten-year period (five years for a stockholder owning in excess of 10% of the Company's common stock). The exercise price for non-qualified stock options would not be less than the par value of the Company's common stock. The exercise price for incentive stock options would not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value of the Company's common stock on the date of grant for a stockholder owning in excess of 10% of the Company's common stock). The 1994 Option Plan terminated on December 31, 2003.

      On March 3, 2005, the Company adopted the 2004 Stock Option Plan (the "2004 Option Plan") for officers and employees of the Company or its subsidiaries. The 2004 Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Option Plan authorized the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 960,000 shares of the Company's common stock. The 2004 Option Plan provided that options granted would generally be exercisable at any time during a ten-year period (five years for a stockholder owning in excess of 10% of the Company's common stock) and vest one-third in each of the three years following the grant, unless otherwise provided by the plan administrator. The exercise price for non-qualified stock options would not be less than the par value of the Company's common stock. The exercise price for incentive stock options would not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value of the Company's common stock on the date of grant for a stockholder owning in excess of 10% of the Company's common stock). No option may be exercised during the first six months of its term except in the case of death. The Company had not issued any options under the 2004 Option Plan at December 31, 2004.

      Directors Stock Option Plans:

      In December 1995, the Company adopted a Directors Stock Option Plan (the "1995 Directors Option Plan") for non-employee directors of the Company. The 1995 Directors Option Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 14, 1996. The 1995 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 12,500 shares of the Company's common stock. The 1995 Directors Option Plan provided that options granted would be exercisable during a ten-year period and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company's common stock at the date of the grant. There were no options available for issuance under the 1995 Directors Option Plan at December 31, 2003 and 2004. The 1995 Directors Stock Option Plan terminated on December 31, 2004.

      On March 3, 2005, the Company adopted the Directors Stock Option Plan (the "2004 Directors Option Plan") for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company's common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company's common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. The Company had not issued any options under the 2004 Directors Option Plan at December 31, 2004.

      During the years ended December 31, 2003 and 2004, the Company did not grant any stock options under any stock option plan.

      A summary of option activity during the years ended December 31, 2003 and 2004 is as follows (including both plan and non-plan options):


                                                                  Weighted
                                          Number                  average
                                             of                   exercise
                                          options                   price
                                          -------                   -----
      Balance outstanding,
        January 1, 2003                   708,188                   $0.36

      Options granted                           -                       -
      Options exercised                         -                       -
      Options expired                    (159,188)                   0.40
                                          -------
      Balance outstanding,
        December 31, 2003                 549,000                    0.35

      Options granted                           -                       -
      Options exercised                         -                       -
      Options expired                           -                       -
                                          -------
      Balance outstanding,
        December 31, 2004
        (all exercisable)                 549,000                   $0.35
                                          =======                    ====

      Information relating to stock options at December 31, 2004 summarized by exercise price is as follows:


                              Outstanding                          Exercisable
                 ------------------------------------   ----------------------------
Exercise Price                   Life        Exercise               Weighted Average
Per Share          Shares      (Years)        Price      Shares      Exercise Price
---------          ------       -----         -----      ------      --------------
$0.50              300,000       0.7          $0.50      300,000            $0.50
$0.39                4,000       3.3          $0.39        4,000            $0.39
$0.38               10,000       7.0          $0.38       10,000            $0.38
$0.25               25,000       1.0          $0.25       25,000            $0.25
$0.15              210,000       2.0          $0.15      210,000            $0.15
                  --------                               -------
$0.15 - $0.50      549,000       1.6          $0.35      549,000            $0.35
                  ========       ===          =====      =======             ====

13.   Commitments

Lease Commitments:

The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company's wholly-owned subsidiary, Tix4Tonight, LLC, leases space for its ticket facilities and administrative offices in Las Vegas, Nevada.

Minimum future rental payments under non-cancelable operating leases for facilities in operation at December 31, 2004 are as follows:

        Years Ending December 31,:
        -------------------------
          2005                                         $  278,243
          2006                                            375,804
          2007                                            404,269
          2008                                            448,225
          2009                                            448,592
                                                        ---------
                                                       $1,955,133
                                                        =========

The Company had leased retail spaces for its ride facilities in Las Vegas, Nevada and Edmonton, Alberta, Canada; however, both of these facilities were closed on or about December 31, 2003. The Company's lease for its ride facility in Edmonton was terminated with no further liability by the Company at December 31, 2003. The Company's lease for its ride facility in Las Vegas ended on January 31, 2005. As described below at "Litigation", the Company is currently in litigation with its former landlord with respect to its former Las Vegas ride facility lease.

Employment Agreement:

Effective September 1, 2000, the Company entered into a three-year employment agreement expiring August 31, 2003 with Mitchell J. Francis to serve as Chairman, President and Chief Executive Officer. The agreement provided for a base annual salary of $275,000, annual increases of 8% (which were not taken in 2001, 2002 and 2003), and annual bonuses based on 6% of the Company's annual earnings before interest, taxes, depreciation and amortization in excess of $500,000. The agreement provided for the issuance of stock options to purchase 300,000 shares of common stock, with an exercise price of $0.50 per share, vesting in equal annual increments on September 1, 2001, 2002 and 2003. The agreement also provided for the issuance of stock options to purchase up to 1,250,000 shares of common stock if the Company's stock price reached certain levels for 20 consecutive days, which were not reached. Accordingly, the stock options were not issued prior to the expiration of the employment agreement. The employment agreement also provided for stock options to purchase 100,000 shares of common stock for the opening of each new ride facility, exercisable at fair market value on the date each new ride facility opens. The Company did not open any new ride facilities during the term of this employment agreement. In addition, during the term of the employment agreement, for each $1,000,000 of new debt or equity financing or fraction thereof on a pro rata basis, the Company was obligated to issue to Mr. Francis shares of common stock equal to 5% of the shares of common stock issued in any such financing transaction.

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

Retirement Plan:

The Company has a 401(k) retirement plan. The plan covers substantially all employees. Under the plan, participants may defer the receipt of up to 12% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to the sum of 25% of each dollar deferred, limited to 1% of the participants' compensation. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $2,628 and $1,912 for the years ended December 31, 2004 and 2003, respectively.

Legal Proceedings:

The Company's Las Vegas ride facility was located at the Forum Shops at Caesar's Palace Hotel and Casino (the Forum Shops"). The Forum Shops is a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel on the Las Vegas "Strip". The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow.

Since early 2003, the Forum Shops had been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believed negatively impacted customer traffic and operating conditions at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility lease (approximately $40,000 per month) during mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. As a result of the aforementioned factors, the Company's business, operating results and financial condition were adversely affected, which contributed to the Company's decision to close this ride facility on or about December 31, 2003.

The Company believes it has meritorious claims against the Forum Shops, and has filed counter-claims and intends to vigorously defend itself against this lawsuit. As this litigation is in its early stages, the Company is currently unable to predict its ultimate resolution. The Company believes that it has made adequate provision for any loss contingency with respect to this litigation in its consolidated financial statements.

14.  Subsequent Events

On January 31, 2005, the Company issued 104,845 shares of common stock under the 2003 Consultant Stock Plan and 136,539 shares of common stock pursuant to an exemption from registration to Erick Richardson, a partner in the law firm of Richard & Patel, LLP, for legal services. The aggregate fair market value of the 241,384 shares on the date of issuance was $101,381 ($0.42 per share), all of which was applied to reduce the Company's accounts payable balance to such law firm. The Company also issued an option to purchase 18,800 shares of common stock under the 2003 Consultant Stock Plan, exercisable for a period of five years at $0.50 per share, and agreed to reduce the exercise price of a warrant to purchase 50,000 shares of common stock previously issued to Erick Richardson on June 16, 2004, from $1.00 per share to $0.50 per share.

                               INDEX TO EXHIBITS


Exhibit
Number      Description of Document
------      -----------------------

 3.1        Certificate of Incorporation, as amended (1)(P)
 3.2        Fourth Amendment to Certificate of Incorporation of Cinema Ride,
            Inc., as filed with the State of Delaware, effective March 3,
            2005 (9)
 3.3        Bylaws of the Company (1)(P)
10.1        1994 Stock Option Plan (1)(P)(C)
10.2        Master Equipment Lease Agreement between the Company and Finova
            Technology Finance, Inc. dated December 12, 1996 (2)
10.3        Amendment to Master Equipment Lease Agreement between the Company and Finova Technology Finance, Inc. dated March 10, 1999(3)
10.4        1995 Directors Stock Option Plan (3)(C)
10.5        Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $0.50 per share (4)
10.6        Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $1.00 per share (4)
10.7        Warrant Holder Rights Agreement between the Company and Finova
            Capital Corporation (4)
10.8        Second Modification Agreement and Waiver of Defaults between the
            Company and Finova Capital Corporation dated June 25, 2001 (4)
10.9        Forbearance Agreement between Cinema Ride, Inc. and Finova Capital
            Corporation dated October 22, 2004 (6)
10.10       2003 Consultant Stock Option Plan (5)
10.11       2004 Stock Option Plan (7)(C)
10.12       2004 Directors Stock Option Plan (7)(C)
10.13       Securities Purchase Agreement, dated as of November 4,2004, between Cinema Ride, Inc. and Advantage CapitalDevelopment Corp. (8)
10.14       Secured Debenture 001, dated as of November 4, 2004,between
            Cinema Ride, Inc. and Advantage Capital Development Corp. (8)
10.15       Secured Debenture 002, dated as of November 4, 2004,between
            Cinema Ride, Inc. and Advantage Capital Development Corp. (8)
10.16       Security Agreement, dated as of November 4, 2004, between Cinema
            Ride, Inc. and Advantage Capital Development Corp. (8)
10.17       Warrant, dated as of November 4, 2004, between Cinema Ride,Inc.
            and Advantage Capital Development Corp.(8)
10.18       Investor Registration Rights Agreement, dated as of
            November 4, 2004, between Cinema Ride, Inc. and Advantage Capital
            Development Corp. (8)
10.19       Amendment, dated as of December 3, 2004, between Cinema Ride,Inc.
            and Advantage Capital Development Corp. (8)
10.20       Standby Equity Distribution Agreement, dated as of November 4, 2004, between Cinema Ride, Inc. and Cornell Capital Partners, LP (8)
10.21       Registration Rights Agreement, dated as of November 4, 2004, between Cinema Ride, Inc. and Cornell Capital Partners, LP (8)
10.22       Placement Agent Agreement, dated as of November 4, 2004, among
            Cinema Ride, Inc., Cornell Capital Partners, LP and Newbridge
            Securities Corporation (8)
14          Code of Ethics (6)
21          Subsidiaries of the Registrant (9)
23          Consent of Weinberg & Company, P.A. (9)
31          Certification of Chief Executive Officer/Chief Financial
            Officer (9)
32          Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002 (9)

-----------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, and incorporated herein by reference.
(2) Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on January 28, 1997, and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Company's Registration Statement on Form S-8, which was filed with the Securities and Exchange Commission on March 3, 2004, and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(7) Previously filed as an Exhibit to the Company's Schedule 14C Information Statement, which was filed with the Securities and Exchange Commission on January 26, 2005, and incorporated herein by reference.
(8) Previously filed as an Exhibit to the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.
(9)  Filed herein.


(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-KSB.

(C)  Indicates compensatory plan, agreement or arrangement.