Form 10QSB
period 2005-03-31
Tix CORP
filed 2005-05-25
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

     For the Quarterly Period Ended March 31, 2005

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-24592

                                 Tix Corporation
                          (formerly Cinema Ride, Inc.)
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

         Issuer's telephone number, including area code: (818) 761-1002

                                 Not applicable
              ------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2005, the Company had 10,736,621 shares of common stock, $0.08 par value, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - March 31, 2005 (Unaudited) and December 31, 2004

     Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2005 and 2004

     Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited) - Three Months Ended March 31, 2005

     Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2005 and 2004

     Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2005 and 2004

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3.  Defaults upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits


SIGNATURES


          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                             March 31,     December 31,
                                               2005            2004
                                           -------------   ------------
                                            (Unaudited)
ASSETS

Current assets:
  Cash                                    $    87,376      $   131,186
  Prepaid accounting fee to
    related party                              27,265           39,279
  Prepaid expenses and other
    current assets                             63,532           39,583
  Assets related to discontinued
    operations                                    588              588
                                           ----------       ----------
    Total current assets                      178,761          210,636
                                           ----------       ----------

Property and equipment:
  Office equipment and furniture              172,182          165,039
  Equipment under capital lease               161,091          155,581
  Leasehold improvements                      209,754           93,045
                                           ----------       ----------
                                              543,027          413,665
  Less accumulated depreciation              (161,938)        (143,381)
                                           ----------       ----------
    Total property and equipment, net         381,089          270,284
                                           ----------       ----------

Other assets:
  Deferred offering costs                      29,800           29,800
  Deposits                                     43,026           43,026
                                           ----------       ----------
    Total other assets                         72,826           72,826
                                           ----------       ----------
Total assets                              $   632,676      $   553,746
                                           ==========       ==========




                                   (continued)


          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)


                                             March 31,     December 31,
                                               2005            2004
                                           -------------   ------------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    liabilities                           $   868,725      $   748,865
  Current portion of capital
    lease obligations                          14,092           50,473
  Current portion of notes
    payable                                    36,451           23,954
  Current portion of convertible
    debentures payable, net of
    discount                                  175,721             -
  Liabilities related to
    discontinued operations                   668,365          652,529
                                           ----------       ----------
    Total current liabilities               1,763,354        1,475,821
                                           ----------       ----------

Non-current liabilities:
  Capital lease obligations,
    less current portion                       80,704           50,517
  Notes payable, less current
    portion                                   929,489          926,803
  Convertible debentures payable,
    net of discount, less current
    portion                                      -             111,400
  Deferred rent                                35,465             -
                                           ----------       ----------
    Total non-current liabilities           1,045,658        1,088,720
                                           ----------       ----------


Commitments and contingencies


Stockholders' deficiency:
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                                  -                -
Common stock, $0.08 par value -
  Authorized - 100,000,000 shares
  Issued and Outstanding - 10,736,621
  shares and 10,011,237 shares at
  March 31, 2005 and December 31,
  2004, respectively                          858,930          800,899
Additional paid-in capital                 12,127,591       11,594,244
Deferred compensation                         (10,000)         (15,000)
Accumulated deficit                       (15,152,857)     (14,390,938)
                                           ----------       ----------
Total stockholders' deficiency             (2,176,336)      (2,010,795)
                                           ----------       ----------
Total liabilities and
  stockholders' deficiency                $   632,676      $   553,746
                                           ==========       ==========


     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                  Three Months Ended March 31,
                                                 ----------------------------
                                                     2005              2004
                                                  ---------         ---------
Revenues (2005 and 2004 gross ticket
  sales of $1,967,462 and $1,124,179,
  respectively)                                 $   530,484       $   290,696
                                                  ---------         ---------

Costs and expenses:
  Direct costs of revenues                          345,995           157,872
  Selling and marketing expenses                     68,886            95,774
  General and administrative expenses,
    including non-cash compensation
    expense of $223,396 in 2005 and
    $30,750 in 2004                                 703,293           270,012
  Depreciation and amortization                      18,557            15,112
                                                  ---------         ---------
  Total costs and expenses                        1,136,731           538,770
                                                  ---------         ---------
Loss from operations                               (606,247)         (248,074)
                                                  ---------         ---------

Other income (expense):
  Interest income                                         2                 9
  Interest expense                                 (145,611)          (47,680)
                                                  ---------         ---------
  Total other income (expense), net                (145,609)          (47,671)
                                                  ---------         ---------
Loss from continuing operations                    (751,856)         (295,745)
                                                  ---------         ---------

Loss from discontinued operations:
  Loss from closure of discontinued
    operations                                      (10,063)          (42,937)
                                                  ---------         ---------
  Net loss from discontinued operations             (10,063)          (42,937)
                                                  ---------         ---------
Net loss                                        $  (761,919)      $  (338,682)
                                                  =========         =========

Net loss per common share - basic and diluted:
    From continuing operations                       $(0.07)           $(0.03)
    From discontinued operations                        -               (0.01)
                                                       ----              ----
    Net loss per share                               $(0.07)           $(0.04)
                                                       ====              ====

Weighted average number of common shares
  outstanding - basic and diluted                10,408,160         8,552,625
                                                 ==========         =========


     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
    Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited)
                        Three Months Ended March 31, 2005


                  Common Stock        Additional                               Total
                ------------------     Paid-in     Deferred    Accumulated  Stockholders'
                Shares      Amount     Capital   Compensation    Deficit     Deficiency
                ------      ------     -------   ------------    -------     ----------
Balance,
  December
  31, 2004    10,011,237  $800,899   $11,594,244   $(15,000)  $(14,390,938)  $(2,010,795)

Amortization
  of deferred
  compensation                                        5,000                        5,000

Issuance of
  common
  stock to
  consultant      36,000     2,880        15,120                                  18,000

Issuance of
  common
  stock
  for loan
  referral
  fee            448,000    35,840       165,760                                 201,600

Issuance of
  warrants to
  consultant                             172,000                                 172,000

Beneficial
  conversion
  feature of
  Debenture                               70,000                                  70,000

Issuance of
  common
  stock and
  warrants
  and
  adjustment
  of warrant
  exercise
  price to
  law firm as
  settlement
  of accounts
  payable        241,384    19,311       110,467                                 129,778

Net loss                                                          (761,919)     (761,919)
              ----------   -------    ----------     ------     ----------     ---------
Balance,
  March
  31, 2005    10,736,621  $858,930   $12,127,591   $(10,000)  $(15,152,857)  $(2,176,336)
              ==========   =======    ==========     ======     ==========     =========

          See accompanying notes to condensed consolidated financial statements.

              Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
               Condensed Consolidated Statements of Cash Flows (Unaudited)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                     2005            2004
                                                  ---------       ---------
Cash flows from operating activities:
Net loss                                        $  (761,919)    $  (338,682)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      18,557          15,112
  Deferred rent                                      35,465            -
  Amortization of prepaid accounting fee             12,014            -
  Common stock and warrants issued for services     218,396          25,750
  Convertible debenture issued for services           2,500            -
  Amortization of deferred compensation               5,000           5,000
  Amortization of deferred loan costs                96,621            -
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Prepaid expenses and other current assets     (11,449)        (12,745)
      Deposits                                         -             (5,000)
      Assets related to discontinued operations        -               (233)
    Increase (decrease) in:
      Accounts payable and accrued liabilities      245,242         113,624
      Accrued interest payable on note payable
        to secured lender                              -             37,970
      Liabilities related to discontinued
        operations                                   15,836         (81,792)
                                                  ---------       ---------
Net cash used in operating activities              (123,737)       (240,996)
                                                  ---------       ---------

Cash flows from investing activities:
  Distributions and reimbursements from
    terminated joint venture - Tickets2Nite            -            433,091
  Purchases of property and equipment              (123,852)        (30,038)
                                                  ---------       ---------
Net cash provided by (used in) investing
  activities                                       (123,852)        403,053
                                                  ---------       ---------

Cash flows from financing activities:
  Repayment of bank line of credit                     -           (174,000)
  Payments on capital lease obligations             (11,704)         (9,504)
  Payments on notes payable                          (8,817)           -
  Net proceeds from convertible debenture           224,300            -
                                                  ---------       ---------
Net cash provided by (used in)
  financing activities                              203,779        (183,504)
                                                  ---------       ---------

                                   (continued)

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                     2005            2004
                                                  ---------       ---------
Cash:
  Net decrease                                      (43,810)        (21,447)
  Balance at beginning of period                    131,186          91,311
                                                  ---------       ---------
  Balance at end of period                      $    87,376     $    69,864
                                                  =========       =========


Supplemental disclosures of cash flow information:

Cash paid for:
  Interest                                      $    11,463     $     9,710
  Income taxes                                        1,600            -


Non-cash investing and financing activities:

Acquisition of capital lease assets and
  related obligation                            $     5,510     $      -
Conversion of accounts payable to notes
  payable                                            24,000            -
Issuance of common stock for accounts payable       101,382            -
Issuance of common stock for loan referral fees     201,600            -
Issuance of common stock to director for:
  Accounts payable                                     -             74,155
  Prepaid services                                     -             87,845
Issuance of convertible debenture for prepaid
  legal fees                                         12,500            -
Beneficial conversion feature of convertible
  debenture                                          70,000            -



     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2005 and 2004


1.   Organization and Basis of Presentation

Basis of Presentation:

The condensed consolidated financial statements include the operations of Tix Corporation (formerly Cinema Ride, Inc.) and its wholly-owned subsidiaries (the "Company"). Intercompany transactions and balances are eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004. The consolidated balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

The Company's results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Business Operations:

Through December 31, 2003, the Company was in the ride simulator business. This line of business was discontinued effective December 31, 2003 (see Note 3).

During the year ended December 31, 2003, the Company owned 50% of Tickets2Nite, LLC, a company engaged in the sale of tickets for Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The operations of this business were terminated effective December 31, 2003 (see Note 4).

Effective January 1, 2004, the Company's sole business activity, through its wholly-owned subsidiary, Tix4Tonight, LLC, was the sale of tickets for Las Vegas shows at 50% of the original box office price, on the same day of the performance, from ticket booths located on the Las Vegas Strip (see Note 5).

Use of Estimates:

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

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,617,365 and negative cash flow from operations of $534,323 during the year ended December 31, 2004, and had a working capital deficiency of $1,265,185 and a stockholders' deficiency of $2,010,795 at December 31, 2004. During the three months ended March 31, 2005, the Company incurred a further net loss of $761,919 and a negative cash flow from operations of $123,737, and had a working capital deficiency of $1,584,593 and a stockholders' deficiency of $2,176,336 at March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company will require additional capital to fund operating and debt service requirements and to expand the operations of Tix4Tonight, and the Company has been exploring various alternatives to raise this required capital. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Net Loss Per Common Share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months ended March 31, 2005 and 2004. At March 31, 2005 and 2004, potentially dilutive securities consisted of convertible debentures payable and outstanding common stock purchase warrants and stock options to acquire an aggregate of 7,055,934 shares and 5,583,384 shares, respectively.

Stock-Based Compensation:

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

Pro Forma Financial Disclosure:

The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value is estimated on the grant date using the Black-Scholes option-pricing model, and the effect on the Company's results of operations is shown as if such stock options and warrants had been accounted for pursuant to SFAS No. 123. During the three months ended March 31, 2005 and 2004, the Company did not issue any such stock options and warrants and did not have any previously issued stock options or warrants that vested. According, no pro forma financial disclosure has been presented for the three months ended March 31, 2005 and 2004.

Reclassification:

Certain amounts have been reclassified in 2004 to conform to the presentation in 2005.


2.   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the first quarter of 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

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


3.   Ride Simulator Business

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

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. This line of business is presented as a discontinued operation in the Company's consolidated financial statements for the three months ended March 31, 2005 and 2004. As described at Note 8, the Company is currently in litigation with the Forum Shops with respect to its former Las Vegas ride facility lease.

For the three months March 31, 2005 and 2004, the Company incurred a loss related to the closure of the operations discontinued at December 31, 2003 of $10,063 and $42,937, respectively.


4. Tickets2Nite, LLC

The Company owned 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party owned by Hal Kolker ("Kolker"). The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The Operating Agreement specified that the Company would oversee the day-to-day operations of the business venture. The Company accounted for its investment in Tickets2Nite, LLC under the equity method, since it did not have majority voting control.
On December 24, 2002, the Company filed a lawsuit against Entasis and Kolker in the Clark County, Nevada District Court (the "Court"). Trial with respect to the Company's lawsuit against Entasis and Kolker was held on May 7 through 9, 2003. On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court found that the Tickets2Nite, LLC Operating Agreement was valid, clear and unambiguous; that although Entasis and Kolker asserted many defenses to the validity of the Operating Agreement, they were without merit; and that Entasis and Kolker breached the Operating Agreement by not funding his portion of the capital contribution. Furthermore, with regard to Entasis and Kolker's counterclaims, the Court found for the Company on all counts.

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


5. Tix4Tonight, LLC

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

The Company conducts the operations of Tix4Tonight at three locations on the Las Vegas Strip: South Strip next to the Harley-Davidson Cafe at Harmon; the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); and North Strip across from the Stardust Hotel and Casino. A new South Strip location is planned for the Hawaiian Marketplace Shopping Center after its redevelopment is completed in 2005, which will replace the South Strip location next to the Harley-Davidson Cafe at Harmon. In addition, during August 2004, the Company relocated the administrative offices of Tix4Tonight to a new facility in Las Vegas.


6.   Notes Payable

Notes payable consisted of the following at March 31, 2005 and December 31, 2004:

                                       March 31, 2005        December 31, 2004
                                       --------------        -----------------
Notes payable, Finova
  (as modified October 29, 2004)
  - Discounted Amount                    $163,501                $169,318
  - Remaining Indebtedness                781,439                 781,439
Note payable, other                        21,000                    -
                                          -------                 -------
                                          965,940                 950,757
Less current portion                      (36,451)                (23,954)
                                          -------                 -------
Non-current portion                      $929,489                $926,803
                                          =======                 =======

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

Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provided for the Company to repay the lender its aggregate obligation of $956,439 at September 30, 2004 as follows: (i) $175,000 of the $956,439 (the "Discounted Amount"), shall be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, shall be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness on September 30, 2004 in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") shall continue to bear interest at 16.64% per annum, but shall be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's Chief Executive Officer.

Although the Company expects to repay in full the Discounted Amount, and was in compliance with the terms of the Forbearance Agreement at March 31, 2005 and December 31, 2004, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement.


7. Issuance of Convertible Debentures and Standby Equity Distribution Agreement

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures (the "Debentures") to Advantage Development Capital Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 6, 2005 and received net proceeds of $224,300. The Debentures mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures have been classified as non-current liabilities at December 31, 2004 and as current liabilities at March 31, 2005.

Interest on the Debentures was originally due at the maturity date and is now payable monthly (see below) in cash or common stock, at the option of holder. The Debentures are secured by all of the assets and property of the Company. At the option of the holder, the Debentures are convertible from time to time after nine months from the date of closing into the Company's common stock at a price per share of either (a) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to eighty percent (80%) of the average volume weighted average price of the Company's Common Stock, as quoted by Bloomberg, L.P. for the five (5) trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time shall the conversion price be less than $0.25 per share. The Company has an option to redeem all or a portion of the outstanding Debentures at a redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

On November 4, 2004, the Company also issued to Advantage a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000.

The Debentures are convertible into equity based on their face amount, which results in a beneficial conversion feature with a fair value of $62,500 for the $250,000 Debenture and $70,000 for the $280,000 Debenture. The aggregate value of the warrant of $36,000, the value of the beneficial conversion features of $62,500 and $70,000, and the aggregate related financing costs of $90,700 paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and are being charged to operations as interest expense over the term of the Debentures.

In addition, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell, at the request of the Company, will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company has the right to decide if it will sell stock, and the timing and amount of stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale. Funding of the $10,000,000 will commence at the Company's election after certain conditions are satisfied, including the Securities and Exchange Commission declaring effective a registration statement covering the shares of common stock to be purchased by Cornell. Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the consolidated balance sheet at December 31, 2004.

The Company is obligated to register the shares of common stock that would be issued upon exercise of the warrant and conversion of the Debentures (the "Registrable Securities"). The Company was originally obligated to prepare and file, no later than forty-five (45) days from November 4, 2004 (the "Scheduled Filing Deadline"), with the Securities and Exchange Commission (the "SEC") a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by all investors who purchased Debentures or the Company's Warrant. The Company is required to use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than one hundred twenty (120) days after the date of filing (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold. The Company shall be in default if the Initial Registration Statement is not declared effective by the SEC within one hundred twenty (120) days after filing thereof.

In the event the Initial Registration Statement is not filed by the Scheduled Filing Deadline or is not declared effective by the SEC on or before the Scheduled Effective Date, or if after the Initial Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Initial Registration Statement (whether because of a failure to keep the Initial Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Initial Registration Statement, failure to register sufficient shares of common stock or otherwise, then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Date as the case may be. Should the Company issue shares in lieu of cash to satisfy the liquidated damages outstanding, the price of the stock issued shall be calculated using the average closing bid price for the five (5) day period immediately preceding demand.

Effective February 15, 2005, Advantage agreed to change the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, at March 31, 2005, the Company did not record a provision for Liquidated Damages.

On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC ("Knightsbridge") as a referral fee. The Company is obligated to file a registration statement to cover 200% of the shares so issued. The agreement with Knightsbridge is for an initial term through February 28, 2005, and shall continue thereafter on a month-to-month basis, but the Company shall not have the right to terminate the agreement until such time as it has fulfilled all of its obligations under its agreement with Advantage. The Company also agreed to pay Knightsbridge a monthly consulting fee of $2,500. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and is being charged to operations as interest expense over the remaining term of the Debentures.

The agreement with Knightsbridge also provides that during the term of the agreement and for a period of two (2) years thereafter, through a source introduced, directly or indirectly, by Knightsbridge, with respect to any financing transaction that the Company completes, that Knightsbridge shall receive a referral fee for debt financings ranging from 1% to 2% and for equity financings ranging from 1.5% to 4%; and with respect to a merger or acquisition transaction, that Knightsbridge shall receive 5% of any securities issued by the Company and a fee ranging from 3 to 5% of the defined transaction value.


8.   Legal Proceedings

The Company's Las Vegas ride facility was located at the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"). The Forum Shops is a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage

Hotel on the Las Vegas Strip. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow.

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


9. Equity-Based Transactions

Arrangement with Financial Advisory Firm:

Effective as of January 3, 2002, the Company entered into a two-year arrangement with a financial advisory firm, Gang Consulting Ltd., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. This arrangement was subsequently extended through December 31, 2004. During the three months ended March 31, 2004, the Company issued 75,000 shares to such firm with a fair market value of $25,750, which was charged to operations as general and administrative expense.

Effective January 3, 2005, the Company and Gang Consulting Ltd. entered into a new two-year consulting arrangement effective as of January 1, 2005 that provided for: (1) the termination of the consulting fee payable to Gang Consulting Ltd. of $10,000 per month; (2) the cancellation of common stock purchase warrants previously issued to Gang Consulting Ltd. to purchase an aggregate of 900,000 shares of common stock in equal installments of 100,000 shares at $0.25, $0.50, $1.00, $1.50, $2.00, $2.50, $3.00, $3.50 and $4.00 per
share, respectively; and (3) the issuance of common stock purchase warrants to purchase 400,000 shares of common stock, which were fully vested at issuance and exercisable through May 1, 2008 as follows: 100,000 shares at $0.25 per share; 100,000 shares at $0.50 per share; 50,000 shares at $0.75 per share; 50,000 shares at $1.00 per share; 25,000 shares at $1.25 per share; 25,000 shares at $1.50 per share; 25,000 shares at $1.75 per share; and 25,000 shares at $2.00 per share. The aggregate fair value of such warrants, calculated pursuant to the Black-Scholes option pricing model, of $172,000 was charged to operations as general and administrative expense during the three months ended March 31, 2005, as the warrants were fully vested and non-forfeitable at the date of issuance.

Other Equity-Based Transactions During the Three Months Ended March 31, 2004:

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


Other Equity-Based Transactions During the Three Months Ended March 31, 2005:

On January 31, 2005, the Company issued 104,845 shares of common stock under the 2003 Consultant Stock Plan and 136,539 shares of common stock pursuant to an exemption from registration to Erick Richardson, a partner in the law firm of Richard & Patel, LLP, for legal services. The shares issued pursuant to an exemption from registration have piggyback registration rights. The aggregate fair market value of the 241,384 shares on the date of issuance was $101,382 ($0.42 per share), all of which was applied to reduce the Company's accounts payable balance to such law firm. The Company also issued an option to purchase 18,800 shares of common stock under the 2003 Consultant Stock Plan, exercisable for a period of five years at $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option pricing model of $7,896. The Company also agreed to reduce the exercise price of a warrant to purchase 50,000 shares of common stock previously issued to Erick Richardson under the 2003 Consultant Stock Plan on June 16, 2004, from $1.00 per share to $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option pricing model of $20,500. The aggregate fair value of such warrants of $28,396 was charged to operations as general and administrative expense during the three months ended March 31, 2005.

Effective February 28, 2005, the Company terminated a consulting agreement with a financial public relations firm and agreed to issue 36,000 shares of common stock as payment of the unpaid fee to such firm of $18,000. The shares of common stock have piggyback registration rights. The effective price of $0.50 per share was in excess of the fair market value of the Company's common stock on February 28, 2005.

On January 6, 2005, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC as a loan referral fee with a value of $201,600 (see
Note 7).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005.


Overview:

Through December 31, 2003, the Company was in the ride simulator business. This line of business was discontinued effective December 31, 2003.

During the year ended December 31, 2003, the Company owned 50% of Tickets2Nite, LLC, a company engaged in the sale of tickets for Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The operations of this business were terminated effective December 31, 2003.

Effective January 1, 2004, the Company's sole business activity, through its wholly-owned subsidiary, Tix4Tonight, LLC, was the sale of tickets for Las Vegas shows at 50% of the original box office price, on the same day of the performance, from ticket booths located on the Las Vegas Strip.


Critical Accounting Policies and Estimates:

The Company prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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


Results of Operations:

Three Months Ended March 31, 2005 and 2004 -

For the three month ended March 31, 2005 and 2004, the Company's only source of operating revenues was from its wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which commenced the operations of a same-day, half-price show ticketing business in Las Vegas in January 2004.

Revenues. Revenues from ticket commissions and fees were $530,484 for the three months ended March 31, 2005, as compared to $290,696 for the three months ended March 31, 2004, an increase of $239,788 or 82.5%.

For the three months ended March 31, 2005 and 2004, ticket commissions and fees were earned on ticket sales of $1,967,462 and $1,124,179, respectively, resulting in operating margins of 27.0% and 25.9%, respectively.

Direct Costs of Revenues. Direct costs of revenues were $345,995 for the three months ended March 31, 2005, as compared to $157,872 for the three months ended March 31, 2004. Direct costs of revenues increased to 65.2% of revenues for the three months ended March 31, 2005, as compared to 54.3% of revenues for the three months ended March 31, 2004, as a result of an increase in rent expense for the Company's Las Vegas ticket booths.

Selling and Marketing Expenses. Selling and marketing expenses were $68,886 for the three months ended March 31, 2005, as compared to $95,774 for the three months ended March 31, 2004, a decrease of $26,888 or 28.1%. The three months ended March 31, 2004 were the first full quarter of operations for the Company's Tix4Tonight operations. The decrease in selling and marketing expenses in 2005 as compared to 2004 was a result of the Company incurring significant introductory promotional expenditures for its Tix4Tonight operations during three months ended March 31, 2004.

Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business. The Company does not expect selling and marketing expenses to increase significantly to the extent that the Company opens additional ticket booths in Las Vegas.

General and Administrative Expenses. General and administrative expenses were $703,293 for the three months ended March 31, 2005, as compared to $270,012 for the three months ended March 31, 2004, an increase of $433,281 or 160.5%, primarily as a result of an increase in consulting and advisory fees and legal fees. Non-cash consulting and advisory fees were $223,396 for the three months ended March 31, 2005 (including $172,000 related to the issuance of warrants to Gang Consulting Ltd.), as compared to $30,750 for the three months ended March 31, 2004.

Significant components of general and administrative expenses consist of personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and occupancy costs.

Depreciation and Amortization. Depreciation and amortization was $18,557 for the three months ended March 31, 2005, as compared to $15,112 for the three months ended March 31, 2004, an increase of $3,445 or 22.8%, primarily as a result of depreciation incurred with respect to Tix4Tonight.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $606,247 for the three months ended March 31, 2005, as compared to a loss from operations of $248,074 for the three months ended March 31, 2004.

Interest Income. Interest income was $2 for the three months ended March 31, 2005, as compared to $9 for the three months ended March 31, 2004.

Interest Expense. Interest expense was $145,611 for the three months ended March 31, 2005, as compared to $47,680 for the three months ended March 31, 2004, an increase of $97,931, as a result of non-cash interest charges incurred as a result of the amortization of the discount related to the Debentures that were issued in December 2004 and January 2005.

Loss from Continuing Operations. As a result of the aforementioned factors, loss from continuing operations was $751,856 for the three months ended March 31, 2005, as compared to a loss from continuing operations of $295,745 for the three months ended March 31, 2004.

Loss from Discontinued Operations. Loss from discontinued operations was $10,063 for the three months ended March 31, 2005, as compared to a loss from discontinued operations of $42,937 for the three months ended March 31, 2004, relating to the Company's former ride simulator business, which was terminated effective December 31, 2003. The loss consists primarily of legal costs related to the Company's ongoing litigation with the landlord for its former Las Vegas ride facility.

Net Loss. As a result of the aforementioned factors, net loss was $761,919 for the three months ended March 31, 2005, as compared to a net loss of $338,682 for the three months ended March 31, 2004.


Liquidity and Capital Resources - March 31, 2005:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its debt and equity securities to provide the resources necessary to develop its ride facility business, fund its business operations and invest in its Las Vegas business ventures. During December 2004, the Company issued a 5% convertible debenture with a face value of $250,000, with interest at 5%, due March 7, 2006, which generated net proceeds to the Company of $200,000. The Company issued another convertible debenture for $280,000 during January 2005 and received net proceeds of $224,300. The Company is continuing its efforts to raise new capital in 2005 to support the development and expansion of its Tix4Tonight, LLC Las Vegas show ticketing business, although there can be no assurances that the Company will be successful in this regard.

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

During the three months ended March 31, 2005, the Company incurred a further net loss of $761,919 and a negative cash flow from operations of $123,737, and had a working capital deficiency of $1,584,593 and a stockholders' deficiency of $2,176,336 at March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company will require additional capital to fund operating and debt service requirements and to expand the operations of Tix4Tonight, and the Company has been exploring various alternatives to raise this required capital. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Operating Activities. Operating activities utilized cash of $123,737 during the three months ended March 31, 2005, as compared to $240,996 during the three months ended March 31, 2004, primarily as a result of an increase in accounts payable and accrued liabilities. At March 31, 2005, the Company's cash had decreased by $43,810 to $87,376, as compared to $131,186 at December 31, 2004.

The Company had a working capital deficiency of $1,584,593 at March 31, 2005, as compared to $1,265,185 at December 31, 2004, primarily as a result of an increase in accounts payable and accrued liabilities and the classification of the Debentures issued in December 2004 and January 2005 as current liabilities at March 31, 2005. Accounts payable and accrued liabilities at March 31, 2005 and December 31, 2004 included $77,792 and $41,594, respectively, of accrued compensation due to the Company's Chief Executive Officer.

Investing Activities. For the three months ended March 31, 2005, investing activities utilized net cash of $123,852 for the purchase of property and equipment. For the three months ended March 31, 2004, investing activities provided net cash of $403,053, consisting of distributions and reimbursements from Tickets2Nite of $433,091, reduced by the purchase of property and equipment of $30,038.

Financing Activities. For the three months ended March 31, 2005, financing activities provided net cash of $203,779, consisting of the net proceeds from the issuance of a convertible debenture of $224,300, reduced by payments on notes payable of $8,817 and payments on capital lease obligations of $11,704. For the three months ended March 31, 2004, financing activities utilized net cash of $183,504, consisting of the repayment of a bank line of credit of $174,000 and payments on capital lease obligations of $9,504.

On January 6, 2005, the Company issued a 5% convertible debenture with a face value of $280,000, with interest at 5%, due March 7, 2006, which generated net proceeds to the Company of $224,300. The Company also entered into a financing transaction on December 7, 2004 under which an investment firm, at the request of the Company, will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement, subject to the requirements as set forth in such Standby Equity Distribution Agreement (see below).

Issuance of Convertible Debentures and Standby Equity Distribution Agreement:

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures (the "Debentures") to Advantage Development Capital Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 6, 2005 and received net proceeds of $224,300. The Debentures mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures have been classified as non-current liabilities at December 31, 2004 and as current liabilities at March 31, 2005.

Interest on the Debentures was originally due at the maturity date and is now payable monthly (see below) in cash or common stock, at the option of holder. The Debentures are secured by all of the assets and property of the Company. At the option of the holder, the Debentures are convertible from time to time after nine months from the date of closing into the Company's common stock at a price per share of either (a) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to eighty percent (80%) of the average volume weighted average price of the Company's Common Stock, as quoted by Bloomberg, L.P. for the five (5) trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time shall the conversion price be less than $0.25 per share. The Company has an option to redeem all or a portion of the outstanding Debentures at a redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

On November 4, 2004, the Company also issued to Advantage a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000.

The Debentures are convertible into equity based on their face amount, which results in a beneficial conversion feature with a fair value of $62,500 for the $250,000 Debenture and $70,000 for the $280,000 Debenture. The aggregate value of the warrant of $36,000, the value of the beneficial conversion features of $62,500 and $70,000, and the aggregate related financing costs of $90,700 paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and are being charged to operations as interest expense over the term of the Debentures.

In addition, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell, at the request of the Company, will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company has the right to decide if it will sell stock, and the timing and amount of stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale. Funding of the $10,000,000 will commence at the Company's election after certain conditions are satisfied, including the Securities and Exchange Commission declaring effective a registration statement covering the shares of common stock to be purchased by Cornell. Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the consolidated balance sheet at December 31, 2004.

The Company is obligated to register the shares of common stock that would be issued upon exercise of the warrant and conversion of the Debentures (the "Registrable Securities"). The Company was originally obligated to prepare and file, no later than forty-five (45) days from November 4, 2004 (the "Scheduled Filing Deadline"), with the Securities and Exchange Commission (the "SEC") a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by all investors who purchased Debentures or the Company's Warrant. The Company is required to use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than one hundred twenty (120) days after the date of filing (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold. The Company shall be in default if the Initial Registration Statement is not declared effective by the SEC within one hundred twenty (120) days after filing thereof.

In the event the Initial Registration Statement is not filed by the Scheduled Filing Deadline or is not declared effective by the SEC on or before the Scheduled Effective Date, or if after the Initial Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Initial Registration Statement (whether because of a failure to keep the Initial Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Initial Registration Statement, failure to register sufficient shares of common stock or otherwise, then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Date as the case may be. Should the Company issue shares in lieu of cash to satisfy the liquidated damages outstanding, the price of the stock issued shall be calculated using the average closing bid price for the five (5) day period immediately preceding demand.

Effective February 15, 2005, Advantage agreed to change the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, at March 31, 2005, the Company did not record a provision for Liquidated Damages.

On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC ("Knightsbridge") as a referral fee. The Company is obligated to file a registration statement to cover 200% of the shares so issued. The agreement with Knightsbridge is for an initial term through February 28, 2005, and shall continue thereafter on a month-to-month basis, but the Company shall not have the right to terminate the agreement until such time as it has fulfilled all of its obligations under its agreement with Advantage. The Company also agreed to pay Knightsbridge a monthly consulting fee of $2,500. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and is being charged to operations as interest expense over the remaining term of the Debentures.

The agreement with Knightsbridge also provides that during the term of the agreement and for a period of two (2) years thereafter, through a source introduced, directly or indirectly, by Knightsbridge, with respect to any financing transaction that the Company completes, that Knightsbridge shall receive a referral fee for debt financings ranging from 1% to 2% and for equity financings ranging from 1.5% to 4%; and with respect to a merger or acquisition transaction, that Knightsbridge shall receive 5% of any securities issued by the Company and a fee ranging from 3 to 5% of the defined transaction value.

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

Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provided for the Company to repay the lender its aggregate obligation of $956,439 at September 30, 2004 as follows: (i) $175,000 of the $956,439 (the "Discounted Amount"), shall be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the

$175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, shall be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness on September 30, 2004 in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") shall continue to bear interest at 16.64% per annum, but shall be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's Chief Executive Officer.

Although the Company expects to repay in full the Discounted Amount, and was in compliance with the terms of the Forbearance Agreement at March 31, 2005 and December 31, 2004, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement.

Commitments and Contingencies. At March 31, 2005, the Company did not have any material commitments for capital expenditures other than with respect to its new South Strip ticket booth site. The new South Strip location is planned for the Hawaiian Marketplace Shopping Center after its redevelopment is completed in 2005, which will replace the South Strip location next to the Harley-Davidson Cafe at Harmon. The Company estimates that it will cost approximately $50,000 to build out such site in 2005, which the Company expects to fund through the sale of its convertible debt and/or equity securities, although there can be no assurances that the Company will be successful in this regard.

Off-Balance Sheet Arrangements. At March 31, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.


Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the first quarter of 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

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



ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that there were material weaknesses in the Company's internal controls relating to the recording and disclosing of equity-based transactions on a timely basis. The Company is addressing these issues by reviewing and revising its internal accounting policies and procedures and the allocation of resources currently provided to its accounting department.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The Company's Las Vegas ride facility was located at the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"). The Forum Shops is a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel on the Las Vegas Strip. The Las Vegas ride facility provided approximately 94% of the Company's consolidated revenues in 2003, and was the Company's primary source of operating cash flow.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures (the "Debentures") to Advantage Development Capital Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 6, 2005 and received net proceeds of $224,300. The Debentures mature on March 7, 2006. At the option of the holder, the Debentures are convertible from time to time after nine months from the date of closing into the Company's common stock at a price per share of either (a) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to eighty percent (80%) of the average volume weighted average price of the Company's Common Stock, as quoted by Bloomberg, L.P. for the five (5) trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time shall the conversion price be less than $0.25 per share. The Company is obligated to register the shares of common stock that would be issued upon conversion of the Debentures. The Company has an option to redeem all or a portion of the outstanding Debentures at a redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC ("Knightsbridge") as a referral fee. The Company is obligated to file a registration statement to cover 200% of the shares so issued. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and is being charged to operations as interest expense over the remaining term of the Debentures.

Effective January 3, 2005, the Company and Gang Consulting Ltd. entered into a new two-year consulting arrangement effective as of January 1, 2005 that provided, in part, for the issuance of common stock purchase warrants to purchase 400,000 shares of common stock, which were fully vested at issuance and exercisable through May 1, 2008 as follows: 100,000 shares at $0.25 per share;

100,000 shares at $0.50 per share; 50,000 shares at $0.75 per share; 50,000 shares at $1.00 per share; 25,000 shares at $1.25 per share; 25,000 shares at $1.50 per share; 25,000 shares at $1.75 per share; and 25,000 shares at $2.00 per share. The aggregate fair value of such warrants, calculated pursuant to the Black-Scholes option pricing model, of $172,000 was charged to operations as general and administrative expense during the three months ended March 31, 2005, as the warrants were fully vested and non-forfeitable at the date of issuance.

On January 31, 2005, the Company issued 136,539 shares of common stock pursuant to an exemption from registration to Erick Richardson, a partner in the law firm of Richard & Patel, LLP, for legal services. The shares have piggyback registration rights. The aggregate fair market value of such shares on the date of issuance was $57,346 ($0.42 per share), which was applied to reduce the Company's accounts payable balance to such law firm.

Effective February 28, 2005, the Company terminated a consulting agreement with a financial public relations firm and agreed to issue 36,000 shares of common stock as payment of the unpaid fee to such firm of $18,000. The shares of common stock have piggyback registration rights. The effective price of $0.50 per share was in excess of the fair market value of the Company's common stock on February 28, 2005.

The securities referred to above were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBSMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 26, 2005, the Company filed with the Securities and Exchange Commission and distributed to its shareholders an Information Statement pursuant to Schedule 14C of the Securities Exchange Act of 1934 to holders of record of the Company's common stock on September 26, 2004. The Company did not solicit proxies and there was no change in the Board of Directors.

The Board of Directors and the consenting stockholders unanimously approved and adopted the actions to: (1) change the Company's name to "Tix Corporation"; (2) increase the Company's authorized shares from 20,500,000 shares to 100,500,000 shares, consisting of 100,000,000 shares of common stock and 500,000 shares of preferred stock; (3) adopt the 2004 Stock Option Plan, under which options to acquire up to 960,000 shares of the Company's common stock may be issued to officers and key employees of the Company and its subsidiaries; and (4) adopt the 2004 Directors Stock Option Plan, under which options to acquire up to 240,000 shares of the Company's common stock may be issued to non-employee directors.

The Company's Board of Directors approved, and a total of nine (9) stockholders owning of record and beneficially 5,009,327 shares of the 9,005,669 shares of common stock issued and outstanding as of September 22, 2004 consented in writing to, the aforementioned actions pursuant to Section 228(a) of the Delaware General Corporation Law in a written consent dated September 22, 2004. Such approval and consent constituted the approval and consent of a majority of the total number of shares of outstanding common stock issued and outstanding as of such date and were sufficient under the Delaware General Corporation Law and the Company's Certificate of Incorporation and bylaws to approve and effect the aforementioned actions. Accordingly, the actions were not submitted to the other stockholders of the Company for a vote. The Information Statement was furnished to the Company's stockholders to provide them with certain information concerning the actions in accordance with the requirements of the Securities Exchange Act of 1934 and the regulations promulgated thereunder, including Regulation 14C.

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TIX CORPORATION
                                       ---------------
                                       (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  May 24, 2005               By:  ___________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Principal Financial
                                       Officer)

                                INDEX TO EXHIBITS



Exhibit
Number    Description of Document
------    -----------------------

3 Fourth Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware, effective March 3, 2005, previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.

31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002