Form 10QSB
period 2005-06-30
Tix CORP
filed 2005-08-15
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2005

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

                                 Not applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2005, the Company had 10,876,621 shares of common stock, $0.08 par value, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                                      INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets - June 30, 2005 (Unaudited) and December 31, 2004

      Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2005 and 2004

      Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited) - Six Months Ended June 30, 2005

      Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2005 and 2004

      Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2005 and 2004

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

  Item 5.  Other Information

  Item 6.  Exhibits


SIGNATURES

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                            June 30,       December 31,
                                              2005             2004
                                          -----------      ------------
                                          (Unaudited)
ASSETS

Current assets:
  Cash                                    $   129,632      $   131,186
  Prepaid accounting fee to
    related party                              27,876           39,279
  Prepaid expenses and other
    current assets                             79,189           39,583
  Assets related to discontinued
    operations                                    588              588
                                           ----------       ----------
    Total current assets                      237,285          210,636
                                           ----------       ----------

Property and equipment:
  Office equipment and furniture              172,182          165,039
  Equipment under capital lease               161,091          155,581
  Leasehold improvements                      220,054           93,045
                                           ----------       ----------
                                              553,327          413,665
  Less accumulated depreciation              (182,773)        (143,381)
                                           ----------       ----------
    Total property and equipment, net         370,554          270,284
                                           ----------       ----------

Other assets:
  Deferred offering costs                      29,800           29,800
  Deposits                                     43,026           43,026
                                           ----------       ----------
    Total other assets                         72,826           72,826
                                           ----------       ----------
Total assets                              $   680,665      $   553,746
                                           ==========       ==========


                                   (continued)

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)


                                            June 30,       December 31,
                                              2005             2004
                                          -----------      ------------
                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    liabilities                           $ 1,166,296      $   748,865
  Current portion of capital
    lease obligations                          55,988           50,473
  Current portion of notes
    payable                                    36,872           23,954
  Current portion of convertible
    debentures payable, net of
    discount                                  272,342             -
  Deferred income                             100,000             -
  Liabilities related to
    discontinued operations                   647,177          652,529
                                           ----------       ----------
    Total current liabilities               2,278,675        1,475,821
                                           ----------       ----------

Non-current liabilities:
  Capital lease obligations,
    less current portion                       25,804           50,517
  Notes payable, less current
    portion                                   923,085          926,803
  Convertible debentures payable,
    net of discount, less current
    portion                                      -             111,400
  Deferred rent                                69,859             -
                                           ----------       ----------
    Total non-current liabilities           1,018,748        1,088,720
                                           ----------       ----------


Commitments and contingencies


Stockholders' deficiency:
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                                  -                -
Common stock, $0.08 par value -
  Authorized - 100,000,000 shares
  Issued and Outstanding -
  10,876,621 shares and 10,011,237
  shares at June 30, 2005 and
  December 31, 2004, respectively             870,130          800,899
Additional paid-in capital                 12,155,991       11,594,244
Deferred compensation                         (40,000)         (15,000)
Accumulated deficit                       (15,602,879)     (14,390,938)
                                           ----------       ----------
Total stockholders' deficiency             (2,616,758)      (2,010,795)
                                           ----------       ----------
Total liabilities and
  stockholders' deficiency                $   680,665      $   553,746
                                           ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    2005              2004
                                                  ---------         ---------
Revenues                                        $   620,205       $   377,750
                                                  ---------         ---------

Costs and expenses:
  Direct costs of revenues                          363,844           182,173
  Selling and marketing expenses                     90,892           106,209
  General and administrative expenses,
    including non-cash compensation
    expense of $9,600 in 2005 and
    $84,000 in 2004                                 432,490           436,469
  Depreciation and amortization                      20,835            15,248
                                                  ---------         ---------
  Total costs and expenses                          908,061           740,099
                                                  ---------         ---------
Loss from operations                               (287,856)         (362,349)
                                                  ---------         ---------

Other income (expense):
  Interest income                                         4                 1
  Other income                                         -                  272
  Interest expense                                 (163,840)          (44,294)
                                                  ---------         ---------
  Total other income (expense), net                (163,836)          (44,021)
                                                  ---------         ---------
Loss from continuing operations                    (451,692)         (406,370)
                                                  ---------         ---------

Income from discontinued operations:
  Income from closure of discontinued
    operations                                        1,670            26,014
                                                  ---------         ---------
  Income from discontinued operations                 1,670            26,014
                                                  ---------         ---------
Net loss                                        $  (450,022)      $  (380,356)
                                                  =========         =========

Net loss per common share - basic and diluted:
    From continuing operations                       $(0.04)           $(0.04)
    From discontinued operations                        -                 -
                                                       ----              ----
    Net loss per share                               $(0.04)           $(0.04)
                                                       ====              ====

Weighted average number of common shares
  outstanding - basic and diluted                10,736,621         9,221,144
                                                 ==========         =========



     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                    2005              2004
                                                  ---------         ---------

Revenues                                        $ 1,150,689       $   668,446
                                                  ---------         ---------

Costs and expenses:
  Direct costs of revenues                          709,839           340,045
  Selling and marketing expenses                    159,778           201,983
  General and administrative expenses,
    including non-cash compensation
    expense of $232,996 in 2005 and
    $114,750 in 2004                              1,135,783           706,481
  Depreciation and amortization                      39,392            30,360
                                                  ---------         ---------
  Total costs and expenses                        2,044,792         1,278,869
                                                  ---------         ---------
Loss from operations                               (894,103)         (610,423)
                                                  ---------         ---------

Other income (expense):
  Interest income                                         6                10
  Other income                                         -                  272
  Interest expense                                 (309,451)          (91,974)
                                                  ---------         ---------
  Total other income (expense), net                (309,445)          (91,692)
                                                  ---------         ---------
Loss from continuing operations                  (1,203,548)         (702,115)
                                                  ---------         ---------

Loss from discontinued operations:
  Loss from closure of discontinued
    operations                                       (8,393)          (16,923)
                                                  ---------         ---------
  Loss from discontinued operations                  (8,393)          (16,923)
                                                  ---------         ---------
Net loss                                        $(1,211,941)      $  (719,038)
                                                  =========         =========

Net loss per common share - basic and diluted:
    From continuing operations                       $(0.11)           $(0.08)
    From discontinued operations                        -                 -
                                                       ----              ----
    Net loss per share                               $(0.11)           $(0.08)
                                                       ====              ====

Weighted average number of common shares
  outstanding - basic and diluted                10,572,390         8,874,384
                                                 ==========         =========



     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
    Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited)
                         Six Months Ended June 30, 2005


                  Common Stock        Additional                               Total
                ------------------     Paid-in     Deferred    Accumulated  Stockholders'
                Shares      Amount     Capital   Compensation    Deficit     Deficiency
                ------      ------     -------   ------------    -------     ----------
Balance,
  December
  31, 2004    10,011,237  $800,899   $11,594,244   $(15,000)  $(14,390,938)  $(2,010,795)

Issuance of
  common
  stock to
  consultants    176,000    14,080        38,920    (35,000)                      18,000

Issuance of
  common
  stock
  for loan
  referral
  fee            448,000    35,840       165,760                                 201,600

Issuance of
  warrants to
  consultants                            176,600                                 176,600

Beneficial
  conversion
  feature of
  Debenture                               70,000                                  70,000

Issuance of
  common
  stock and
  warrants
  and
  adjustment
  of warrant
  exercise
  price to
  law firm as
  settlement
  of accounts
  payable and
  legal
  expenses       241,384    19,311       110,467                                 129,778

Amortization
  of deferred
  compensation                                       10,000                       10,000

Net loss                                                        (1,211,941)   (1,211,941)
              ----------   -------    ----------     ------     ----------     ---------
Balance,
  June
  30, 2005    10,876,621  $870,130   $12,155,991   $(40,000)  $(15,602,879)  $(2,616,758)
              ==========   =======    ==========     ======     ==========     =========


     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2005            2004
                                                  ---------       ---------
Cash flows from operating activities:
Net loss                                        $(1,211,941)    $  (719,038)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      39,392          30,360
  Deferred rent                                      69,859            -
  Amortization of prepaid accounting fee             11,403          20,486
  Amortization of prepaid legal fee                  21,881            -
  Common stock and warrants issued for services     222,996         104,750
  Convertible debenture issued for services           2,500            -
  Amortization of deferred compensation              10,000          10,000
  Forgiveness of debt - discontinued operations        -            (26,883)
  Amortization of deferred loan costs               193,242            -
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Prepaid expenses and other current assets     (48,987)          9,941
      Deposits                                         -            (46,664)
      Assets related to discontinued operations        -               (227)
    Increase (decrease) in:
      Accounts payable and accrued liabilities      542,813         199,789
      Accrued interest payable on note payable
        to secured lender                              -             75,113
      Deferred income                               100,000            -
      Liabilities related to discontinued
        operations                                   (5,352)        (95,011)
                                                  ---------       ---------
Net cash used in operating activities               (52,194)       (437,384)
                                                  ---------       ---------

Cash flows from investing activities:
  Distributions and reimbursements from
    terminated joint venture - Tickets2Nite            -            457,179
  Purchases of property and equipment              (134,152)        (33,604)
                                                  ---------       ---------
Net cash provided by (used in) investing
  activities                                       (134,152)        423,575
                                                  ---------       ---------

Cash flows from financing activities:
  Repayment of bank line of credit                     -           (174,000)
  Payments on capital lease obligations             (24,708)        (17,512)
  Payments on notes payable                         (14,800)           -
  Net proceeds from convertible debenture           224,300            -
  Sale of common stock                                 -            200,000
  Exercise of warrants                                 -             25,000
                                                  ---------       ---------
Net cash provided by financing activities           184,792          33,488
                                                  ---------       ---------


                                   (continued)

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)


                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2005            2004
                                                  ---------       ---------
Cash:
  Net increase (decrease)                            (1,554)         19,679
  Balance at beginning of period                    131,186          91,311
                                                  ---------       ---------
  Balance at end of period                      $   129,632     $   110,990
                                                  =========       =========


Supplemental disclosures of cash flow information:

Cash paid for:
  Interest                                      $    26,746     $    19,042
  Income taxes                                        1,600            -


Non-cash investing and financing activities:

Acquisition of capital lease assets and
  related obligation                            $     5,510     $      -
Conversion of accounts payable to notes
  payable                                            24,000            -
Issuance of common stock for accounts payable       101,382          50,000
Issuance of common stock for loan referral fees     201,600            -
Issuance of common stock to director for:
  Accounts payable                                     -             74,155
  Prepaid services                                     -             87,845
Issuance of convertible debenture for prepaid
  legal fees                                         12,500            -
Beneficial conversion feature of convertible
  debenture                                          70,000            -



     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2005 and 2004


1.   Organization and Basis of Presentation

Basis of Presentation:

The condensed consolidated financial statements include the operations of Tix Corporation (formerly Cinema Ride, Inc.) and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances are eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004. The consolidated balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

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

The Company's results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

Revenue Recognition and Presentation:

The Company's Las Vegas half-price show ticketing business recognizes as revenue only the commissions and related transaction fees earned from the sale of show tickets for various Las Vegas shows at the time that the tickets are sold. Commissions are calculated based on the face value of the show ticket. Revenues do not include the amounts for which the show tickets are sold to customers. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,617,365 and negative cash flow from operations of $534,323 during the year ended December 31, 2004, and had a working capital deficiency of $1,265,185 and a stockholders' deficiency of $2,010,795 at December 31, 2004. During the six months ended June 30, 2005, the Company incurred a further net loss of $1,211,941 and a negative cash flow from operations of $52,194, and had a working capital deficiency of $2,041,390 and a stockholders' deficiency of $2,616,758 at June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company will require additional capital to fund operating and debt service requirements and to expand the operations of Tix4Tonight. The Company has been exploring various alternatives to raise this required capital. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Net Loss Per Common Share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months and six months ended June 30, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months and six months ended June 30, 2005 and 2004. At June 30, 2005 and 2004, potentially dilutive securities consisted of convertible debentures payable and outstanding common stock purchase warrants and stock options to acquire an aggregate of 7,175,934 shares and 5,583,384 shares, respectively.

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

Pro Forma Financial Disclosure:

The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value is estimated on the grant date using the Black-Scholes option-pricing model, and the effect on the Company's results of operations is shown as if such stock options and warrants had been accounted for pursuant to SFAS No. 123. During the three months and six months ended June 30, 2005 and 2004, the Company did not issue any such stock options and warrants and did not have any previously issued stock options or warrants that vested. According, no pro forma financial disclosure has been presented for the three months and six months ended June 30, 2005 and 2004.

Reclassification:

Certain amounts have been reclassified in 2004 to conform to the presentation in 2005.


2.   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS No. 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS No. 123R will have on the Company's financial statement presentation and disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS No. 153 will have a significant effect on the Company's financial statement presentation or disclosures.


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

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. This line of business is presented as a discontinued operation in the Company's consolidated financial statements for the three months and six months ended June 30, 2005 and 2004.

For the three months ended June 30, 2005 and 2004, the Company recognized income related to the closure of the operations discontinued at December 31, 2003 of $1,670 and $26,014, respectively. For the six months ended June 30, 2005 and 2004, the Company recognized a loss related to the closure of the operations discontinued at December 31, 2003 of $8,393 and $16,923, respectively.

At June 30, 2005 and December 31, 2004, liabilities related to discontinued operations aggregated $647,177 and $652,529, respectively, of which $626,657 related to accrued but unpaid rent with respect to the Company's lease for its former Las Vegas ride facility from mid-2003, when the Company suspended the payment of rent to the Forum Shops, through the expiration date of the lease, January 31, 2005. The Company accrued rent on its former Las Vegas ride facility at the full monthly amount (which included common area fees and utilities) through the date the ride facility was shut-down, December 31, 2003, and at the base monthly rent subsequent to that date. As described at Note 8, the Company is currently in litigation with the Forum Shops with respect to its former ride facility lease.


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


5.   Tix4Tonight, LLC

The financial performance of Tickets2Nite, LLC during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. Tickets2Nite, LLC commenced operations in November 2002, selling same-day, half-price show tickets for many of the Las Vegas shows. Tickets2Nite, LLC charged a commission to the show based on the face value of the ticket plus a service fee to the customer for each ticket purchased. Furthermore, the shows were only paid for tickets that Tickets2Nite, LLC actually sold to customers, thus Tickets2Nite, LLC had no financial risk with respect to unsold tickets. Tickets2Nite, LLC was financially successful almost from the beginning, showing progressively increasing ticket sales and revenues, pre-tax profitability and positive operating cash flows in each successive calendar quarter in 2003.

As a result of the dissolution of Tickets2Nite, LLC (see Note 4), the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of Tix4Tonight, LLC, which operates its business under the name "Tix4Tonight", and which has been the Company's only source of operating revenues since January 1, 2004. The Company's only competition is its former partner in Tickets2Nite, LLC, which operates a similar business in Las Vegas that competes with Tix4Tonight, LLC from one site on the Las Vegas Strip.

Most of the assets developed by the Company for the Tickets2Nite business were distributed to the Company's Tix4Tonight business, including all management staff, software and technology, computers and server systems, and other fixed assets.

Tix4Tonight generally sells show tickets under short-term, non-exclusive agreements with approximately 50 Las Vegas shows, out of a total of approximately 85 Las Vegas shows running at any one time, and typically offers tickets for approximately 40 shows on any given day at half-price plus a service fee. Tix4Tonight does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers, thus Tix4Tonight has no financial risk with respect to unsold tickets.

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

The Company's Las Vegas show ticketing business recognizes as revenue only the commissions and related transaction fees earned from the sale of show tickets for various Las Vegas shows at the time that the tickets are sold. Commissions are calculated based on the face value of the show ticket. Revenues do not include the amounts for which the show tickets are sold to customers. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

Revenues from ticket commissions and fees were $620,205 for the three months ended June 30, 2005, as compared to $377,750 for the three months ended June 30, 2004, an increase of $242,455 or 64.2%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $2,486,786 for the three months ended June 30, 2005, as compared to $1,448,951 for the three months ended June 30, 2004, an increase of $1,037,835 or 71.6%. Commissions and fees earned as a percentage of gross ticket sales were 24.9% for the three months ended June 30, 2005, as compared to 26.1% for the three months ended June 30, 2004.

Revenues from ticket commissions and fees were $1,150,689 for the six months ended June 30, 2005, as compared to $668,446 for the six months ended June 30, 2004, an increase of $482,243 or 72.1%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $4,454,248 for the six months ended June 30, 2005, as compared to $2,573,130 for the six months ended June 30, 2004, an increase of $1,881,118 or 73.1%. Commissions and fees earned as a percentage of gross ticket sales were 25.8% for the six months ended June 30, 2005, as compared to 26.0% for the six months ended June 30, 2004.

During August 2004, the Company relocated the administrative offices of Tix4Tonight to a new office facility in Las Vegas, Nevada, under a long-term lease. During March 2005, the lease for the Las Vegas administrative offices of Tix4Tonight was amended to provide for an early termination provision, which entitled the Company to receive a cash payment of $100,000 upon delivery of a notice of early termination to the landlord. On April 1, 2005, the Company issued a notice of early termination to the landlord, as a result of which the Company is required to vacate the premises by October 1, 2005. During April 2005, the Company received a cash payment of $100,000 from the landlord, which has been shown as deferred income in the condensed consolidated balance sheet at June 30, 2005. The Company will recognize the $100,000 cash payment as income when it relocates the Las Vegas administrative offices of Tix4Tonight to a new office facility or makes other arrangements for a new office lease.


6.   Notes Payable

Notes payable consisted of the following at June 30, 2005 and December 31, 2004:

                                       June 30, 2005        December 31, 2004
                                       -------------        -----------------
Notes payable, Finova
  (as modified October 29, 2004)
  - Discounted Amount                    $157,518                $169,318
  - Remaining Indebtedness                781,439                 781,439
Note payable, other                        21,000                    -
                                          -------                 -------
                                          959,957                 950,757
Less current portion                      (36,872)                (23,954)
                                          -------                 -------
Non-current portion                      $923,085                $926,803
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

Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provided for the Company to repay the lender its aggregate obligation of $956,439 at September 30, 2004 as follows: (i) $175,000 of the $956,439 (the "Discounted Amount") shall be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, shall be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness on September 30, 2004 in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") shall continue to bear interest at 16.64% per annum, but shall be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's Chief Executive Officer.

The Company expects to repay the Discounted Amount through new borrowings and/or proceeds from the Standby Equity Distribution Agreement (see Note 7). Although the Company expects to repay in full the Discounted Amount, and was in compliance with the terms of the Forbearance Agreement at June 30, 2005 and December 31, 2004, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement.


7.   Issuance of Convertible Debentures and Standby Equity Distribution
     Agreement

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures (the "Debentures") to Advantage Development Capital Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 6, 2005 and received net proceeds of $224,300. The Debentures mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures have been classified in the Company's balance sheet as non-current liabilities at December 31, 2004 and as current liabilities at June 30, 2005.

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

In addition, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell, at the request of the Company, will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company has the right to decide if it will sell stock, and the timing and amount of stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale. Funding of the $10,000,000 will commence at the Company's election after certain conditions are satisfied, including the Securities and Exchange Commission ("SEC") declaring effective a registration statement covering the shares of common stock that may be purchased by Cornell.

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock that may be purchased by Cornell under the Standby Equity Distribution Agreement. Upon effectiveness of such registration statement, it is the Company's current intention to periodically sell shares of common stock to Cornell under the Standby Equity Distribution Agreement to fund the Company's operations and financial commitments, subject to the trading activity and trading range of the Company's common stock, as well as general market conditions.

Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the Company's balance sheet at June 30, 2005 and December 31, 2004.

The Company is obligated to register the shares of common stock that would be issued upon exercise of the warrant and conversion of the Debentures (the "Registrable Securities"). The Company was originally obligated to prepare and file, no later than forty-five (45) days from November 4, 2004 (the "Scheduled Filing Deadline"), with the SEC a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by all investors who purchased Debentures or the Company's Warrant. The Company is required to use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than one hundred twenty (120) days after the date of filing (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold. The Company shall be in default if the Initial Registration Statement is not declared effective by the SEC within one hundred twenty (120) days after filing thereof.

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

Effective February 15, 2005, Advantage agreed to change the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, at March 31, 2005, the Company did not record a provision for Liquidated Damages. The Company recorded Liquidated Damages of $32,153 at June 30, 2005, which has been included in interest expense in the condensed consolidated financial statements for the three months and six months ended June 30, 2005.

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

The agreement with Knightsbridge also provides that during the term of the agreement and for a period of two (2) years thereafter, through a source introduced, directly or indirectly, by Knightsbridge, with respect to any financing transaction that the Company completes, that Knightsbridge shall receive a referral fee for debt financings ranging from 1% to 2% and for equity financings ranging from 1.5% to 4%; and with respect to a merger or acquisition transaction, that Knightsbridge shall receive 5% of any securities issued by the Company and a fee ranging from 3% to 5% of the defined transaction value.


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

Since early 2003, the Forum Shops had been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believed negatively impacted customer traffic and operating conditions at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility lease during mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. As a result of the aforementioned factors, the Company's business, operating results and financial condition were adversely affected, which contributed to the Company's decision to close this ride facility on or about December 31, 2003.

The Company believes it has meritorious claims against the Forum Shops, and has filed counter-claims and intends to vigorously defend itself against this lawsuit. As this litigation is in its early stages, the Company is currently unable to predict its ultimate resolution. The Company believes that it has made adequate provision for any loss contingency with respect to this litigation in its condensed consolidated financial statements.


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

Effective January 3, 2005, the Company and Gang Consulting Ltd. entered into a new two-year consulting arrangement commencing January 1, 2005 that provided for: (1) the termination of the consulting fee payable to Gang Consulting Ltd. of $10,000 per month; (2) the cancellation of common stock purchase warrants previously issued to Gang Consulting Ltd. to purchase an aggregate of 800,000 shares of common stock in equal installments of 100,000 shares at $0.50, $1.00, $1.50, $2.00, $2.50, $3.00, $3.50 and $4.00 per share, respectively; and (3) the issuance of common stock purchase warrants to purchase 400,000 shares of common stock, which were fully vested at issuance and exercisable through May 1, 2008 as follows: 100,000 shares at $0.25 per share; 100,000 shares at $0.50 per share; 50,000 shares at $0.75 per share; 50,000 shares at $1.00 per share; 25,000 shares at $1.25 per share; 25,000 shares at $1.50 per share; 25,000 shares at $1.75 per share; and 25,000 shares at $2.00 per share. The aggregate fair value of such warrants, calculated pursuant to the Black-Scholes option pricing model, of $172,000 was charged to operations as general and administrative expense during the six months ended June 30, 2005, as the warrants were fully vested and non-forfeitable at the date of issuance.

During the three months and six months ended June 30, 2004, such firm exercised a warrant to purchase 100,000 shares of common stock at $0.25 per share, as a result of which the Company received total cash proceeds of $25,000.


Other Equity-Based Transactions During the Three Months and Six Months Ended June 30, 2004:

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

Effective March 29, 2004, the Company issued 300,000 shares of common stock under the 2003 Consultant Stock Plan to Benjamin Frankel, a director of the Company and a partner in the accounting firm of Frankel, Logden, Lacher, Golditch, Sardi & Howard, for accounting and tax services. The aggregate fair market value of such shares on the date of issuance was $162,000 ($0.54 per share), of which $74,155 was applied to reduce the Company's related accounts payable balance and $87,845 was classified as prepaid accounting fee to related party. As of June 30, 2005 and December 31, 2004, the remaining balance of prepaid accounting fee to related party was $27,876 and $39,279, respectively.

Effective June 16, 2004, the Company issued 111,112 shares of common stock and a warrant to purchase 100,000 shares of common stock, all under the 2003 Consultant Stock Plan, to Erick Richardson, a partner in the law firm of Richardson & Patel LLP, for legal services. The warrant was exercisable for a period of five years, one-half at $0.50 per share and one-half at $1.00 per share. The aggregate fair market value of the shares on the date of issuance was $50,000 ($0.45 per share), all of which was applied to reduce the Company's related accounts payable balance. The aggregate fair value of the warrant, calculated pursuant to the Black-Scholes option-pricing model, was $44,500, and was charged to operations as general and administrative expense during the three months and six months ended June 30, 2004.

During the three months and six months ended June 30, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating $200,000 of equity capital.

During the three months and six months ended June 30, 2004, the Company cancelled 25,000 shares of common stock with a fair market value of $2,500.

On October 10, 2003, the Company entered into a two year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006 in monthly installments of 16,667 shares. The fair value of such warrant was calculated pursuant to the Black-Scholes option-pricing model as $40,000 and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount is being charged to operations as general and administrative expense over the two year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the three months and six months ended June 30, 2004, $5,000 and $10,000, respectively, were charged to operations as general and administrative expense with respect to such warrant.


Other Equity-Based Transactions During the Three Months and Six Months Ended June 30, 2005:

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

Effective February 28, 2005, the Company terminated a consulting agreement with a financial public relations firm and agreed to issue 36,000 shares of common stock as payment of the accrued but unpaid fee to such firm of $18,000. The shares of common stock have piggyback registration rights. The effective price of $0.50 per share was in excess of the fair market value of the Company's common stock on February 28, 2005.

On January 6, 2005, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC as a loan referral fee with a value of $201,600 (see
Note 7).

On May 24, 2005, the Company entered into a one year consulting services agreement with CollegeStock LLC for public relations and communications services, which provides for a cash payment of $7,500 and the issuance of a warrant to purchase 20,000 shares of the Company's common stock exercisable at $0.24 per share through May 24, 2008. The fair value of such warrant, calculated pursuant to the Black-Scholes option-pricing model, of $4,600 was charged to operations as general and administrative expense during the three months and six months ended June 30, 2005, as the warrant was fully vested and non-forfeitable at the date of issuance.

On June 30, 2005, the Company entered into a three month consulting agreement with Wall Streets Inside Reporter, Inc. for marketing and strategic planning services, which provides for a monthly cash payment of $5,000 and the issuance of 140,000 shares of common stock. The shares of common stock have piggyback registration rights. The aggregate value of such shares of $35,000 was charged to deferred compensation in the stockholders' deficiency section of the condensed consolidated balance sheet at June 30, 2005. This amount will be charged to operations as general and administrative expense over the three month period beginning July 1, 2005 and ending September 30, 2005.

On October 10, 2003, the Company entered into a two year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006 in monthly installments of 16,667 shares. The fair value of such warrant was calculated pursuant to the Black-Scholes option-pricing model as

$40,000 and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount is being charged to operations as general and administrative expense over the two year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the three months and six months ended June 30, 2005, $5,000 and $10,000, respectively, were charged to operations as general and administrative expense with respect to such warrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.


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

Revenue Recognition and Presentation:

The Company's Las Vegas half-price show ticketing business recognizes as revenue only the commissions and related transaction fees earned from the sale of show tickets for various Las Vegas shows at the time that the tickets are sold. Commissions are calculated based on the face value of the show ticket. Revenues do not include the amounts for which the show tickets are sold to customers. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

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


Results of Operations:

For the three months and six months ended June 30, 2005 and 2004, the Company's only source of operating revenues was from its wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which commenced the operations of a same-day, half-price show ticketing business in Las Vegas in January 2004.

Three Months Ended June 30, 2005 and 2004 -

Revenues. Revenues from ticket commissions and fees were $620,205 for the three months ended June 30, 2005, as compared to $377,750 for the three months ended June 30, 2004, an increase of $242,455 or 64.2%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $2,486,786 for the three months ended June 30, 2005, as compared to $1,448,951 for the three months ended June 30, 2004, an increase of $1,037,835 or 71.6%. Commissions and fees earned as a percentage of gross ticket sales were 24.9% for the three months ended June 30, 2005, as compared to 26.1% for the three months ended June 30, 2004.

Direct Costs of Revenues. Direct costs of revenues were $363,844 for the three months ended June 30, 2005, as compared to $182,173 for the three months ended June 30, 2004. Direct costs of revenues increased to 58.7% of revenues for the three months ended June 30, 2005, as compared to 53.9% of revenues for the three months ended June 30, 2004, as a result of an increase in rent expense for the Company's Las Vegas ticket booths.

Selling and Marketing Expenses. Selling and marketing expenses were $90,892 for the three months ended June 30, 2005, as compared to $106,209 for the three months ended June 30, 2004, a decrease of $15,317 or 14.4%. Since the Company's Tix4Tonight operations commenced operations effective January 1, 2004, the first several months of 2004 were the initial period of operations for Tix4Tonight. The decrease in selling and marketing expenses in 2005 as compared to 2004 was a result of the Company incurring significant introductory promotional expenditures for its Tix4Tonight operations during the six months ended June 30, 2004.

Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business. The Company does not expect selling and marketing expenses to increase significantly to the extent that the Company opens additional ticket booths in Las Vegas.

General and Administrative Expenses. General and administrative expenses were $432,490 for the three months ended June 30, 2005, as compared to $436,469 for the three months ended June 30, 2004, a decrease of $3,979 or 0.9%. Included in general and adminstrative expenses were non-cash consulting and advisory fees of $9,600 for the three months ended June 30, 2005, as compared to $84,000 for the three months ended June 30, 2004.

Significant components of general and administrative expenses consist of personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and occupancy costs.

Depreciation and Amortization. Depreciation and amortization was $20,835 for the three months ended June 30, 2005, as compared to $15,248 for the three months ended June 30, 2004, an increase of $5,587 or 36.6%, primarily as a result of depreciation incurred with respect to Tix4Tonight.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $287,856 for the three months ended June 30, 2005, as compared to a loss from operations of $362,349 for the three months ended June 30, 2004.

Interest Income. Interest income was $4 for the three months ended June 30, 2005, as compared to $1 for the three months ended June 30, 2004.

Other Income. Other income was $272 for the three months ended June 30, 2004. The Company did not have any other income for the three months ended June 30, 2005.

Interest Expense. Interest expense was $163,840 for the three months ended June 30, 2005, as compared to $44,294 for the three months ended June 30, 2004, an increase of $119,546, as a result of non-cash interest charges incurred as a result of the amortization of the discount related to the Debentures that were issued in December 2004 and January 2005, and $32,153 of additional interest expense for the three months ended June 30, 2005 as a result of the Company not filing a registration statement with the Securities and Exchange Commission to register the shares of common issuable upon conversion of the Debentures by March 31, 2005. The registration statement was filed with the Securities and Exchange Commission on July 20, 2005.

Loss from Continuing Operations. As a result of the aforementioned factors, the loss from continuing operations was $451,692 for the three months ended June 30, 2005, as compared to a loss from continuing operations of $406,370 for the three months ended June 30, 2004.

Income from Discontinued Operations. Income from discontinued operations was $1,670 for the three months ended June 30, 2005, as compared to income from discontinued operations of $26,014 for the three months ended June 30, 2004, relating to the Company's former ride simulator business, which was terminated effective December 31, 2003.

Net Loss. As a result of the aforementioned factors, net loss was $450,022 for the three months ended June 30, 2005, as compared to a net loss of $380,356 for the three months ended June 30, 2004.


Six Months Ended June 30, 2005 and 2004 -

Revenues. Revenues from ticket commissions and fees were $1,150,689 for the six months ended June 30, 2005, as compared to $668,446 for the six months ended June 30, 2004, an increase of $482,243 or 72.1%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $4,454,248 for the six months ended June 30, 2005, as compared to $2,573,130 for the six months ended June 30, 2004, an increase of $1,881,118 or 73.1%. Commissions and fees earned as a percentage of gross ticket sales were 25.8% for the six months ended June 30, 2005, as compared to 26.0% for the six months ended June 30, 2004.

Direct Costs of Revenues. Direct costs of revenues were $709,839 for the six months ended June 30, 2005, as compared to $340,045 for the six months ended June 30, 2004. Direct costs of revenues increased to 61.7% of revenues for the six months ended June 30, 2005, as compared to 50.9% of revenues for the six months ended June 30, 2004, as a result of an increase in rent expense for the Company's Las Vegas ticket booths.

Selling and Marketing Expenses. Selling and marketing expenses were $159,778 for the six months ended June 30, 2005, as compared to $201,983 for the six months ended June 30, 2004, a decrease of $42,205 or 20.9%. Since the Company's Tix4Tonight operations commenced operations effective January 1, 2004, the first several months of 2004 were the initial period of operations for Tix4Tonight. The decrease in selling and marketing expenses in 2005 as compared to 2004 was a result of the Company incurring significant introductory promotional expenditures for its Tix4Tonight operations during the three months ended June 30, 2004.

Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business. The Company does not expect selling and marketing expenses to increase significantly to the extent that the Company opens additional ticket booths in Las Vegas.

General and Administrative Expenses. General and administrative expenses were $1,135,783 for the six months ended June 30, 2005, as compared to $706,481 for the six months ended June 30, 2004, an increase of $429,302 or 60.8%, primarily as a result of an increase in consulting and advisory fees, legal and accounting fees, and investor relations fees. The Company incurred such increased fees primarily as a result of its efforts to raise additional capital and develop investor interest in the Company. Included in general and adminstrative expenses were non-cash consulting and advisory fees of $232,996 for the six months ended June 30, 2005 (including $172,000 related to the issuance of warrants to Gang Consulting Ltd.), as compared to $114,750 for the six months ended June 30, 2004.

Significant components of general and administrative expenses consist of personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and occupancy costs.

Depreciation and Amortization. Depreciation and amortization was $39,392 for the six months ended June 30, 2005, as compared to $30,360 for the six months ended June 30, 2004, an increase of $9,032 or 29.7%, primarily as a result of depreciation incurred with respect to Tix4Tonight.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $894,103 for the six months ended June 30, 2005, as compared to a loss from operations of $610,423 for the six months ended June 30, 2004.

Interest Income. Interest income was $6 for the six months ended June 30, 2005, as compared to $10 for the six months ended June 30, 2004.

Other Income. Other income was $272 for the six months ended June 30, 2004. The Company did not have any other income for the six months ended June 30, 2005.

Interest Expense. Interest expense was $309,451 for the six months ended June 30, 2005, as compared to $91,974 for the six months ended June 30, 2004, an increase of $217,477, as a result of non-cash interest charges incurred as a result of the amortization of the discount related to the Debentures that were issued in December 2004 and January 2005, and $32,153 of additional interest expense for the six months ended June 30, 2005 as a result of the Company not filing a registration statement with the Securities and Exchange Commission to register the shares of common issuable upon conversion of the Debentures by March 31, 2005. The registration statement was filed with the Securities and Exchange Commission on July 20, 2005.

Loss from Continuing Operations. As a result of the aforementioned factors, loss from continuing operations was $1,203,548 for the six months ended June 30, 2005, as compared to a loss from continuing operations of $702,115 for the six months ended June 30, 2004.

Loss from Discontinued Operations. Loss from discontinued operations was $8,393 for the six months ended June 30, 2005, as compared to a loss from discontinued operations of $16,923 for the six months ended June 30, 2004, relating to the Company's former ride simulator business, which was terminated effective December 31, 2003.

Net Loss. As a result of the aforementioned factors, net loss was $1,211,941 for the six months ended June 30, 2005, as compared to a net loss of $719,038 for the six months ended June 30, 2004.

Liquidity and Capital Resources - June 30, 2005:

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

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,617,365 and negative cash flow from operations of $534,323 during the year ended December 31, 2004, and had a working capital deficiency of $1,265,185 and a stockholders' deficiency of $2,010,795 at December 31, 2004. During the six months ended June 30, 2005, the Company incurred a further net loss of $1,211,941 and a negative cash flow from operations of $52,194, and had a working capital deficiency of $2,041,390 and a stockholders' deficiency of $2,616,758 at June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Operating Activities. Operating activities utilized cash of $52,194 during the six months ended June 30, 2005, as compared to $437,384 during the six months ended June 30, 2004, primarily as a result of an increase in accounts payable and accrued liabilities and deferred revenue in 2005. At June 30, 2005, the Company had cash of $129,632, as compared to $131,186 at December 31, 2004.

The Company had a working capital deficiency of $2,041,390 at June 30, 2005, as compared to $1,265,185 at December 31, 2004, primarily as a result of an increase in accounts payable and accrued liabilities and deferred revenue, and the classification of the Debentures issued in December 2004 and January 2005 as current liabilities at June 30, 2005. Accounts payable and accrued liabilities at June 30, 2005 and December 31, 2004 included $77,792 and $41,594, respectively, of accrued compensation due to the Company's Chief Executive Officer.

During August 2004, the Company relocated the administrative offices of Tix4Tonight to a new office facility in Las Vegas, Nevada, under a long-term lease. During March 2005, the lease for the Las Vegas administrative offices of Tix4Tonight was amended to provide for an early termination provision, which entitled the Company to receive a cash payment of $100,000 upon delivery of a notice of early termination to the landlord. On April 1, 2005, the Company issued a notice of early termination to the landlord, as a result of which the Company is required to vacate the premises by October 1, 2005. During April 2005, the Company received a cash payment of $100,000 from the landlord, which has been shown as deferred income in the condensed consolidated balance sheet at June 30, 2005. The Company will recognize the $100,000 cash payment as income when it relocates the Las Vegas administrative offices of Tix4Tonight to a new office facility or makes other arrangements for a new office lease.

Investing Activities. For the six months ended June 30, 2005, investing activities utilized net cash of $134,152 for the purchase of property and equipment. For the six months ended June 30, 2004, investing activities provided net cash of $423,575, consisting of distributions and reimbursements from Tickets2Nite of $457,179, reduced by the purchase of property and equipment of $33,604.

Financing Activities. For the six months ended June 30, 2005, financing activities provided net cash of $184,792, consisting of the net proceeds from the issuance of a convertible debenture of $224,300, reduced by payments on notes payable of $14,800 and payments on capital lease obligations of $24,708. For the six months ended June 30, 2004, financing activities provided net cash of $33,488, consisting of $200,000 from the sale common stock and $25,000 from the exercise of a warrant, reduced by repayment of a bank line of credit of $174,000 and payments on capital lease obligations of $17,512.

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

Issuance of Convertible Debentures and Standby Equity Distribution Agreement:

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures (the "Debentures") to Advantage Development Capital Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 6, 2005 and received net proceeds of $224,300. The Debentures mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures have been classified in the Company's balance sheet as non-current liabilities at December 31, 2004 and as current liabilities at June 30, 2005.

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

In addition, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell, at the request of the Company, will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company has the right to decide if it will sell stock, and the timing and amount of stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale. Funding of the $10,000,000 will commence at the Company's election after certain conditions are satisfied, including the Securities and Exchange Commission ("SEC") declaring effective a registration statement covering the shares of common stock that may be purchased by Cornell.

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock that may be purchased by Cornell under the Standby Equity Distribution Agreement. Upon effectiveness of such registration statement, it is the Company's current intention to periodically sell shares of common stock to Cornell under the Standby Equity Distribution Agreement to fund the Company's operations and financial commitments, subject to the trading activity and trading range of the Company's common stock, as well as general market conditions.

Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the Company's balance sheet at June 30, 2005 and December 31, 2004.

The Company is obligated to register the shares of common stock that would be issued upon exercise of the warrant and conversion of the Debentures (the "Registrable Securities"). The Company was originally obligated to prepare and file, no later than forty-five (45) days from November 4, 2004 (the "Scheduled Filing Deadline"), with the SEC a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by all investors who purchased Debentures or the Company's Warrant. The Company is required to use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than one hundred twenty (120) days after the date of filing (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold. The Company shall be in default if the Initial Registration Statement is not declared effective by the SEC within one hundred twenty (120) days after filing thereof.

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

Effective February 15, 2005, Advantage agreed to change the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, at March 31, 2005, the Company did not record a provision for Liquidated Damages. The Company recorded Liquidated Damages of $32,153 at June 30, 2005, which has been included in interest expense in the condensed consolidated financial statements for the three months and six months ended June 30, 2005.

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

The agreement with Knightsbridge also provides that during the term of the agreement and for a period of two (2) years thereafter, through a source introduced, directly or indirectly, by Knightsbridge, with respect to any financing transaction that the Company completes, that Knightsbridge shall receive a referral fee for debt financings ranging from 1% to 2% and for equity financings ranging from 1.5% to 4%; and with respect to a merger or acquisition transaction, that Knightsbridge shall receive 5% of any securities issued by the Company and a fee ranging from 3% to 5% of the defined transaction value.

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

Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provided for the Company to repay the lender its aggregate obligation of $956,439 at September 30, 2004 as follows: (i) $175,000 of the $956,439 (the "Discounted Amount") shall be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, shall be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness on September 30, 2004 in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") shall continue to bear interest at 16.64% per annum, but shall be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's Chief Executive Officer.

The Company expects to repay the Discounted Amount through new borrowings and/or proceeds from the Standby Equity Distribution Agreement (see "Issuance of Convertible Debentures and Standby Equity Distribution Agreement" above). Although the Company expects to repay in full the Discounted Amount, and was in compliance with the terms of the Forbearance Agreement at June 30, 2005 and December 31, 2004, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement.

Commitments and Contingencies. At June 30, 2005, the Company did not have any material commitments for capital expenditures other than with respect to its new South Strip ticket booth site. The new South Strip location is planned for the Hawaiian Marketplace Shopping Center after its redevelopment is completed in 2005, which will replace the South Strip location next to the Harley-Davidson Cafe at Harmon. The Company estimates that it will cost approximately $50,000 to build out such site in 2005, which the Company expects to fund through the sale of its convertible debt and/or equity securities, although there can be no assurances that the Company will be successful in this regard.

Off-Balance Sheet Arrangements. At June 30, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.


Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS No. 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS No. 123R will have on the Company's financial statement presentation and disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS No. 153 will have a significant effect on the Company's financial statement presentation or disclosures.


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

Since early 2003, the Forum Shops had been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believed negatively impacted customer traffic and operating conditions at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility lease during mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. As a result of the aforementioned factors, the Company's business, operating results and financial condition were adversely affected, which contributed to the Company's decision to close this ride facility on or about December 31, 2003.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 24, 2005, the Company entered into a one year consulting services agreement with CollegeStock LLC for public relations and communications services, which provides for a cash payment of $7,500 and the issuance of a warrant to purchase 20,000 shares of the Company's common stock exercisable at $0.24 per share through May 24, 2008. The fair value of such warrant, calculated pursuant to the Black-Scholes option-pricing model, of $4,600 was charged to operations as general and administrative expense during the three months and six months ended June 30, 2005, as the warrant was fully vested and non-forfeitable at the date of issuance.

On June 30, 2005, the Company entered into a three month consulting agreement with Wall Streets Inside Reporter, Inc. for marketing and strategic planning services, which provides for a monthly cash payment of $5,000 and the issuance of 140,000 shares of common stock. The shares of common stock have piggyback registration rights. The aggregate value of such shares of $35,000 was charged to deferred compensation in the stockholders' deficiency section of the condensed consolidated balance sheet at June 30, 2005. This amount will be charged to operations as general and administrative expense over the three month period beginning July 1, 2005 and ending September 30, 2005.

The securities referred to above were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBSMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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



                                       TIX CORPORATION
                                       ---------------
                                         (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  August 12, 2005            By:  ___________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Principal Financial
                                       Officer)

                                INDEX TO EXHIBITS



Exhibit
Number  Description of Document
------  -----------------------

10.1 Gang Consulting Ltd. Consulting Agreement dated January 3, 2005, filed as Exhibit 10.19 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 20, 2005, and incorporated herein by reference.

10.2 Wall Streets Inside Reporter, Inc. Consulting Agreement dated June 30, 2005, filed as Exhibit 10.20 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 20, 2005, and incorporated herein by reference.

31 Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002