Form 10KSB/A
period 2004-12-31
Tix CORP
filed 2005-09-09
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

        As of March 31, 2005, the issuer had 10,736,621 shares of common stock issued and outstanding.

        Transitional Small Business Disclosure Format:  Yes [ ]  No [x]

        Documents incorporated by reference:  None.

Special Note Regarding Forward-Looking Statements:

        This Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

        Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004.

                                TABLE OF CONTENTS

                                                                          Page

PART I

        ITEM 1.   DESCRIPTION OF BUSINESS.............................      4
        ITEM 2.   DESCRIPTION OF PROPERTY.............................      8
        ITEM 3.   LEGAL PROCEEDINGS...................................      8
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS....................................      9

PART II

        ITEM 5.   MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.........................      9
        ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATIONS...............................     12
        ITEM 7.   FINANCIAL STATEMENTS................................     25
        ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..............     25
        ITEM 8A.  CONTROLS AND PROCEDURES..............................    25
        ITEM 8B.  OTHER INFORMATION....................................    25

PART III

        ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT...................     26
        ITEM 10.  EXECUTIVE COMPENSATION...............................    28
        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...............................     33
        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......    35
        ITEM 13.  EXHIBITS.............................................    35
        ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...............    35


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

        On December 7, 2004, the Company issued a 5% convertible debenture with a face value of $250,000, with interest at 5%, due March 7, 2006, which generated net proceeds to the Company of $200,000. The Company issued another convertible debenture for $280,000 on January 3, 2005 and received net proceeds of $230,000. In addition, the Company entered into a financing transaction on December 7, 2004 under which an investment firm will periodically purchase, at the Company's option, up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement, subject to the requirements as set forth in such Standby Equity Distribution Agreement. These transactions are more fully described at "ITEM 6. MANAGEMENT'S DISCUSISON AND ANALYSIS OR PLAN OF OPERATION - Debentures Payable and Standby Equity Distribution Agreement".

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

        As a result of the dissolution of Tickets2Nite, LLC (see "Tickets2Nite, LLC" above), the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of Tix4Tonight, LLC, which operates its business under the name "Tix4Tonight", and which has been the Company's only source of operating revenues since January 1, 2004. The Company's only competition is its former partner in Tickets2Nite, LLC, which operates the same type of business in Las Vegas that competes with Tix4Tonight, LLC from one site on the Las Vegas Strip.

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

Insurance:

        The Company maintains insurance coverage that it believes provides adequate coverage for all of its current operations. The Company also maintains $1,000,000 of "key-man" life insurance on the life of Mitchell J. Francis, its President and Chief Executive Officer, as to which the Company is the sole beneficiary. In conjunction with an agreement with its lender effective October 29, 2004 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- Transactions with Primary Secured Lender"), the Company also assigned to the lender as additional collateral its interest in and rights to this key man life insurance policy.

Employees:

        As of March 31, 2005, the Company had three full-time employees at its corporate offices and twenty employees at its Las Vegas operation. Employees at the Las Vegas operation consist of both full-time and part-time employees. The Company's employees are not represented by any unions. The Company believes that its relations with its employees are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

Las Vegas Operations:

        The Company conducts the operations of Tix4Tonight at three locations on the Las Vegas Strip: South Strip next to the Harley-Davidson Cafe at Harmon; the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); and North Strip across from the Stardust Hotel and Casino. A new South Strip location is planned for the Hawaiian Marketplace Shopping Center after its redevelopment is completed in 2005. In addition, during August 2004, the Company relocated the administrative offices of Tix4Tonight to a new office facility in Las Vegas, Nevada, under a long-term lease. The Company may also lease additional space for its operations in Las Vegas in the near future.

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

        Additionally, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell will periodically purchase, at the Company's option, up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. Cornell received 290,000 shares of the Company's common stock as a commitment fee. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the Company's balance sheet at December 31, 2004.

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

        As a result of the dissolution of Tickets2Nite, LLC (see "Tickets2Nite, LLC" above), the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of Tix4Tonight, LLC, which operates its business under the name "Tix4Tonight", and which has been the Company's only source of operating revenues since January 1, 2004. The Company's only competition is its former partner in Tickets2Nite, LLC, which operates the same type of business in Las Vegas that competes with Tix4Tonight, LLC from one site on the Las Vegas Strip.

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

Revenue Recognition and Presentation:

        The Company's Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. The Company's commissions are calculated based on the face value of the show tickets sold. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds are generally received and paid the day after the show date and are charged back to the respective shows. The refunds are recorded as a reduction to the Company's commissions and fees at the time they are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

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

        Revenues. Revenues from ticket commissions and fees were $1,557,459 for the year ended December 31, 2004. As Tix4Tonight commenced operations on January 1, 2004, the Company did not have any comparable revenues for the year ended December 31, 2003. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $6,066,538 for the year ended December 31, 2004. Commissions and fees earned as a percentage of gross ticket sales were 25.7% for the year ended December 31, 2004.

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

        Loss from Continuing Operations. Loss from continuing operations was $1,353,065 for the year ended December 31, 2004, as compared to a loss from continuing operations of $1,371,886 for the year ended December 31, 2003.

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

        At December 31, 2004 and 2003, liabilities related to discontinued operations aggregated $652,529 and $553,552, respectively, which consisted primarily of accrued but unpaid rent with respect to the Company's lease for its former Las Vegas ride facility from mid-2003, when the Company suspended the payment of rent to the Forum Shops, through the expiration date of the lease, January 31, 2005. The Company accrued rent on its former Las Vegas ride facility at the full monthly amount (which included common area fees and utilities) through the date the ride facility was shut-down, December 31, 2003, and at the base monthly rent subsequent to that date. As described at "ITEM 3. LEGAL PROCEEDINGS", the Company is currently in litigation with the Forum Shops with respect to its former ride facility lease.

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

        Effective December 31, 2003, the Company closed its remaining ride facilities and the business operations of Tickets2Nite, LLC were terminated. However, the performance of Tickets2Nite, LLC during 2003 successfully validated the business model and the Company's efforts to develop and operate this business (see "Tix4Tonight, LLC" above). As a result of the dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which was the Company's only source of operating revenues in 2004. The Company's former partner in Tickets2Nite, LLC operates the same type of business in Las Vegas that competes with Tix4Tonight, LLC from one site on the Las Vegas Strip.

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

        On December 7, 2004, the Company issued a 5% convertible debenture with a face value of $250,000, with interest at 5%, due March 7, 2006, which generated net proceeds to the Company of $200,000. The Company also entered into a financing transaction on December 7, 2004 under which an investment firm will periodically purchase, at the Company's option, up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement, subject to the requirements as set forth in such Standby Equity Distribution Agreement (see "Debentures Payable and Standby Equity Distribution Agreement" below).

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

Accordingly, the adjusted carrying value of the Debenture at December 31, 2004 was $111,400. Based on the maturity date of the Debenture, the Debenture has been classified in the Company's balance sheet as a non-current liability at December 31, 2004.

        Additionally, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell will periodically purchase, at the Company's option, up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company has the right to control the timing and the amount of stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale. Funding of the $10,000,000 will commence at the Company's election after certain conditions are satisfied, including the Securities and Exchange Commission (the "SEC") declaring effective a registration statement covering the shares of common stock that may be purchased by Cornell.

        The Company intends to file a Registration Statement on Form SB-2 with the SEC during 2005 to register the shares of common stock that may be purchased by Cornell under the Standby Equity Distribution Agreement. Upon effectiveness of such registration statement, it is the Company's current intention to periodically sell shares of common stock to Cornell under the Standby Equity Distribution Agreement to fund the Company's operations and financial commitments, subject to the trading activity and trading range of the Company's common stock, as well as general market conditions.

        Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the Company's balance sheet at December 31, 2004.

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

        The Company expects to repay the Discounted Amount through new borrowings and/or proceeds from the Standby Equity Distribution Agreement (see "Debentures Payable and Standby Equity Distribution Agreement" above). Although the Company expects to repay in full the Discounted Amount, and is in compliance with the terms of the Forbearance Agreement at December 31, 2004, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement.

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

Recent Accounting Pronouncements:

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 in 2003 did not have a significant effect on the Company's financial statement presentation or disclosures.

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


Name                   Age     Position(s)
----                   ---     -----------

Mitchell J. Francis     50     Chairman of the Board of Directors, President,
                               Chief Executive Officer and Chief Financial
                               Officer

Kimberly Simon          37     Vice President of Operations
Benjamin Frankel        69     Director

Norman Feirstein        56     Director


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

        To the best of the Company's knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to it and written representations to it that no other reports were required, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2004, except as follows:

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

Compensation of Directors:

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

        As of March 31, 2005, the Company had a total of 10,736,621 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

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

                                                          Percent of
Name and Address             Amount and Nature of       Shares of Common
of Beneficial Owner          Beneficial Ownership       Stock Outstanding (2)
-------------------          --------------------       -----------------

Mitchell J. Francis (1)          3,764,711 (3)                 32.2%

Kimberly Simon      (1)            456,000 (4)                  4.2%

Benjamin Frankel    (1)            473,750 (5)                  4.4%

Norman Feirstein    (1)            256,250 (6)                  2.4%

All directors and
executive officers
as a group (4 persons)           4,950,711 (7)                 41.6%

Gang Consulting Inc.             1,474,875 (8)                 12.8%
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

Feirstein. (7) Includes 3,796,827 shares of common stock owned by or attributable to officers and directors and 1,153,884 shares of common stock issuable upon exercise of stock options and warrants granted to officers and directors.
(8) Includes 674,875 shares of common stock and 800,000 shares of common stock issuable upon exercise of common stock purchase warrants granted to Gang Consulting Inc.

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


                                                   TIX CORPORATION
                                                   ---------------
                                                     (Registrant)



                                                   /s/ MITCHELL J. FRANCIS
Date:  September 9, 2005                      By:  ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer



        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                   /s/ MITCHELL J. FRANCIS
Date:  September 9, 2005                      By:  ___________________________
                                                   Mitchell J. Francis
                                                   Chief Executive Officer,
                                                   President, Chief Financial
                                                   Officer and Chairman of the
                                                   Board of Directors




                                                   /s/ BENJAMIN FRANKEL
Date:  September 9, 2005                      By:  ___________________________
                                                   Benjamin Frankel
                                                   Director





                                                   /s/ NORMAN FEIRSTEIN
Date:  September 9, 2005                      By:  ___________________________
                                                   Norman Feirstein
                                                   Director

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       PAGE

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Financial Statements:

    Consolidated Balance Sheets - December 31, 2004 and 2003            F-3

    Consolidated Statements of Operations - Years Ended                 F-5
    December 31, 2004 and 2003

    Consolidated Statements of Stockholders' Deficiency                 F-6
    - Years Ended December 31, 2004 and 2003

    Consolidated Statements of Cash Flows                               F-7
    - Years Ended December 31, 2004 and 2003

    Notes to Consolidated Financial Statements                          F-10
    - Years Ended December 31, 2004 and 2003

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


Weinberg & Company, P.A.

Boca Raton, Florida
March 14, 2005

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003



                                     ASSETS

                                                                 2004         2003
                                                                 ----         ----
Current assets:
    Cash                                                      $  131,186   $   91,311
    Prepaid accounting fee to related party                       39,279            -
    Prepaid expenses and other current assets                     39,583       16,268
    Assets related to discontinued operations                        588          588
                                                              ----------   ----------
        Total current assets                                     210,636      108,167
                                                              ----------   ----------

Property and equipment:
    Office equipment and furniture                               165,039      156,586
    Equipment under capital lease                                155,581      141,928
    Leasehold improvements                                        93,045       14,662
                                                              ----------   ----------
                                                                 413,665      313,176
    Less accumulated depreciation                               (143,381)     (81,825)
                                                              ----------   ----------
        Total property and equipment, net                        270,284      231,351
                                                              ----------   ----------

Other assets:
    Investment in terminated joint venture - Tickets2Nite              -      462,179
    Deferred offering costs                                       29,800            -
    Deposits                                                      43,026       30,029
                                                              ----------   ----------
        Total other assets                                        72,826      492,208
                                                              ----------   ----------

                                                              $  553,746   $  831,726
                                                              ==========   ==========


                                   (continued)

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                           DECEMBER 31, 2004 AND 2003



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                      2004           2003
                                                                  ------------   ------------
Current liabilities:
    Accounts payable and accrued liabilities                       $   748,865   $    477,512
    Current portion of capital lease obligations                        50,473         40,180
    Current portion of notes payable                                    23,954        716,242
    Bank line of credit                                                      -        174,000
    Liabilities related to discontinued operations                     652,529        553,552
                                                                   -----------   ------------
        Total current liabilities                                    1,475,821      1,961,486
                                                                   -----------   ------------

Long-term debt:
    Capital lease obligations, less current portion                     50,517         88,620
    Notes payable, less current portion                                926,803              -
    Debenture payable, net of discount                                 111,400              -
                                                                   -----------   ------------
           Total long-term debt                                      1,088,720         88,620
                                                                   -----------   ------------

Stockholders' deficiency:
    Preferred stock, $0.01 par value; 500,000 shares authorized;
       none issued                                                           -              -
    Common stock, $0.08 par value; 100,000,000 shares authorized;
       10,011,237 shares and 8,515,125 shares issued
       and outstanding as of December 31, 2004 and 2003,
       respectively                                                    800,899        681,210
    Additional paid-in capital                                      11,594,244     10,908,983
    Deferred compensation                                              (15,000)       (35,000)
    Accumulated deficit                                            (14,390,938)   (12,773,573)
                                                                   -----------   ------------
       Total stockholders' deficiency                               (2,010,795)    (1,218,380)
                                                                   -----------   ------------
                                                                   $   553,746   $    831,726
                                                                   ===========   ============


          See accompanying notes to consolidated financial statements.

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                      2004           2003
                                                                  ------------   ------------

Revenues                                                          $  1,557,459   $          -
                                                                  ------------   ------------
Operating expenses:
   Direct costs of revenues                                            800,268              -
   Selling and marketing expenses                                      366,461              -
   General and administrative expenses, including non-cash
     compensation expense of $264,650 in 2004 and
     $552,281 in 2003 ($0 in 2004 and $117,015 in 2003
     to officers and directors)                                      1,488,312      1,568,179
   Depreciation and amortization                                        61,556          2,520
   Start-up costs of Tickets2Nite business venture                           -         61,199
                                                                  ------------   ------------
        Total costs and expenses                                     2,716,597      1,631,898
                                                                  ------------   ------------
Loss from operations                                                (1,159,138)    (1,631,898)
                                                                  ------------   ------------
Other income (expense):
    Equity in net income of terminated joint
      venture - Tickets2Nite                                                 -        414,065
    Interest income                                                         12             13
    Interest expense                                                  (193,939)      (154,066)
                                                                  ------------   ------------
        Other income (expense), net                                   (193,927)       260,012
                                                                  ------------   ------------
Loss from continuing operations                                     (1,353,065)    (1,371,886)
                                                                  ------------   ------------
Loss from discontinued operations:
    Income from discontinued operations                                 26,884        238,704
    Loss from closure of discontinued operations                      (291,184)      (319,335)
                                                                  ------------   ------------

        Loss from discontinued operations                             (264,300)       (80,631)
                                                                  ------------   ------------

Net loss                                                         $  (1,617,365)  $ (1,452,517)
                                                                  ============   ============

Net income (loss) per common share - basic and diluted:
   Loss from continuing operations                               $       (0.14)  $      (0.22)
   Income from discontinued operations                                       -           0.04
   Loss from closure of discontinued operations                          (0.03)         (0.05)
                                                                  ------------   ------------
   Net loss per common share                                     $       (0.17)  $      (0.23)
                                                                  ============   ============
Weighted average number of common shares outstanding
    - basic and diluted                                              9,276,144      6,360,381
                                                                     =========      =========



          See accompanying notes to consolidated financial statements.

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                Common stock
                             -------------------        Additional                                     Total
                               Number                     Paid-in      Deferred      Accumulated   Stockholders'
                             of Shares    Amount          Capital     Compensation      Deficit      Deficiency
                             -----------  ----------   -----------    ------------   ------------  -------------

Balance, January 1, 2003       5,620,775  $  449,662   $10,696,416    $   (330,666)  $(11,321,056) $    (505,644)
Issuance of common stock
  to officers, employees
  and directors for services   1,599,500     127,960        38,855                                       166,815
Sale of common stock and
  warrants                       190,000      15,200        32,300                                        47,500
Issuance of common stock
  to consultants                 325,400      26,032       102,368                                       128,400
Cancellation of common
  stock to consultant            (30,000)     (2,400)       16,200)                                      (18,600)
Issuance of warrants to
  consultants                                               40,000         (40,000)                            -
 Amortization of deferred
  compensation                                                             335,666                       335,666
Issuance of common stock
  for capital raising              9,450         756          (756)                                            -
Issuance of common stock
  as settlement of a loan
  from Chief Executive
  Officer                        800,000      64,000        16,000                                        80,000
Net loss                                                                               (1,452,517)    (1,452,517)
                             -----------  ----------   -----------    ------------   ------------  -------------
Balance, December 31, 2003     8,515,125     681,210    10,908,983         (35,000)   (12,773,573)    (1,218,380)
Sale of common stock             400,000      32,000       168,000                                       200,000
Exercise of warrants             100,000       8,000        17,000                                        25,000
Amortization of deferred
  compensation                                                              20,000                        20,000
Cancellation of common
  stock to employee              (25,000)     (2,000)         (500)                                       (2,500)
Issuance of common stock
  to consultants                 711,112      56,889       265,361                                       322,250
Issuance of warrants to
  consultants                                              172,900                                       172,900
Beneficial conversion feature
  of Debenture                                              62,500                                        62,500
Issuance of common stock for
  deferred offering costs        310,000      24,800                                                      24,800
Net loss                                                                               (1,617,365)    (1,617,365)
                             -----------  ----------   -----------    ------------   ------------  -------------
Balance, December 31, 2004    10,011,237  $  800,899   $11,594,244    $    (15,000)  $(14,390,938) $  (2,010,795)
                             ===========  ==========   ===========    ============   ============  =============


          See accompanying notes to consolidated financial statements.

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                        2004          2003
                                                                     -----------  -----------
Cash flows from operating activities:
    Net loss                                                         $(1,617,365) $(1,452,517)
    Adjustments to reconcile net loss to cash used in
      operating activities:
         Depreciation and amortization                                    61,556        2,520
         Depreciation and amortization - discontinued operations               -      280,880
         Gain on sale of fixed assets                                          -         (294)
         Cancellation of common stock issued for services                 (2,500)     (18,600)
         Common stock and warrants issued for services                   297,150      630,881
         Loss from closure of ride facilities
           - discontinued operations                                           -      207,372
         Forgiveness of debt - discontinued operations                   (26,884)           -
         Equity in net income of terminated joint venture
           - Tickets2Nite                                                      -     (414,065)
         Amortization of prepaid accounting fee                           48,566            -
         Amortization of deferred compensation                            20,000            -
         Amortization of deferred loan costs                               9,900            -
         Changes in operating assets and liabilities:
           (Increase) decrease in:
             Prepaid expenses and other current assets                   (23,315)     (15,619)
             Deposits and other assets                                    (7,997)     (25,000)
             Assets related to discontinued operations                         -       35,889
           Increase (decrease) in:
             Accounts payable and accrued expenses                       580,705      338,152
             Liabilities related to discontinued operations              125,861      229,333
                                                                     -----------  -----------
Net cash used in operating activities                                   (534,323)    (201,068)
                                                                     -----------  -----------
Cash flows from investing activities:
    Distributions and reimbursements from
      terminated joint venture - Tickets2Nite                            457,179       16,930
    Dividends received from terminated joint venture - D&B                     -       23,861
    Purchase of property and equipment                                   (86,837)           -
    Proceeds from sale of fixed assets                                         -          294
                                                                     -----------  -----------
Net cash provided by investing activities                                370,342       41,085
                                                                     -----------  -----------


                                   (continued)

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                        2004          2003
                                                                     -----------  -----------
Cash flows from financing activities:
    Proceeds from bank line of credit                                          -      174,000
    Exercise of warrants                                                  25,000            -
    Payments on notes payable                                             (5,682)     (13,737)
    Payments on capital lease obligations                                (41,462)     (33,363)
    Sale of common stock and warrants                                    200,000       47,500
    Repayment of line of credit                                         (174,000)           -
    Loans from Chief Executive Officer                                         -       15,000
    Net proceeds from debenture                                          200,000            -
                                                                     -----------  -----------
Net cash provided by financing activities                                203,856      189,400
                                                                     -----------  -----------
Cash:
   Net increase                                                           39,875       29,417
   Balance at beginning of year                                           91,311       61,894
                                                                     -----------  -----------
   Balance at end of year                                            $   131,186  $    91,311
                                                                     ===========  ===========

                                   (continued)

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                        2004          2003
                                                                     -----------  -----------
Supplemental disclosures of cash flow information:
   Cash paid for:
      Income taxes                                                   $     1,871  $     1,389
                                                                     ===========  ===========
      Interest                                                       $    42,268  $    25,108
                                                                     ===========  ===========

Non-cash financing and investing activities:

                                                                         2004          2003
                                                                       ---------    ---------
       Common stock issued in settlement of loan payable to officer    $       -    $  80,000
       Issuance of common stock to outside consultant in
         equity transaction                                                    -          756
       Conversion of accounts payable to notes payable                         -        7,913
       Acquisition of capital lease assets and related obligation         13,652            -
       Issuance of common stock for accounts payable                      50,000            -
       Issuance of common stock to director for:
          Accounts payable                                                74,155
          Prepaid services                                                87,845            -
       Dividends received from joint venture - Tickets2Nite                    -      132,890
       Investment in subsidiary with fixed assets and capital lease            -      132,890
       Common stock issued for deferred offering costs                    24,800            -
       Payment of deferred offering cost with accounts payable             5,000            -
       Conversion of investment in Tickets2Nite to prepaid expense         5,000            -
       Conversion of accrued interest payable to note payable - Finova                240,197
      -
       Issuance of warrants for loan fees                                 36,000            -
       Beneficial conversion feature of Debenture                         62,500



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

          Tix4Tonight, LLC: The financial performance of Tickets2Nite, LLC during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. As a result of the dissolution of Tickets2Nite, LLC, the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which was the Company's only source of operating revenues in 2004. The Company's former partner in Tickets2Nite, LLC operates the same type of business in Las Vegas that competes with Tix4Tonight, LLC from one site on the Las Vegas Strip.

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

       Revenue Recognition and Presentation:
          The Company's Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. The Company's commissions are calculated based on the face value of the show tickets sold. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds are generally received and paid the day after the show date and are charged back to the respective shows. The refunds are recorded as a reduction to the Company's commissions and fees at the time they are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

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

       Consolidation:

          All intercompany transactions and balances are eliminated in consolidation.

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

       Stock-Based Compensation:
          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 also encouraged, but does not require companies to record compensation cost stock-based employee compensation. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

          The exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2004 and 2003 would have been as follows:

                                      Years Ended December 31,
                                     -------------------------
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

       Net Loss per Share:
          Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings
          (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2004 and 2003. At December 31, 2004 and 2003, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire 5,880,884 shares and 5,583,384 shares, respectively.

       Comprehensive Income (Loss):
          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company did not have items of comprehensive income (loss) for the years ended December 31, 2003 and 2004.

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

       Impairment of Long-Lived Assets:
          Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), established guidelines regarding when impairment losses on long-lived assets, which include property and equipment should be recognized and how impairment losses should be measured. SFAS No. 144 also provided a single accounting model for long-lived assets to be disposed of and significantly changed the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded in the period when such impairment is determined.

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

2.   Recent Accounting Pronouncements

       In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 in 2003 did not have a significant effect on the Company's financial statement presentation or disclosures.

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

         Ticket revenues                                  $ 1,755,537
                                                          -----------

         Direct costs of revenues                           1,018,012
         Selling and marketing expenses                        29,029
         General and administrative expenses                  189,206
         Depreciation and amortization                        280,880
                                                          -----------

         Total costs and expenses                           1,517,127
                                                          -----------

         Income from discontinued operations                  238,410
         Other income                                             294
                                                          -----------

         Net income from discontinued operations          $   238,704
                                                          ===========


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

       At December 31, 2004 and 2003, liabilities related to discontinued operations aggregated $652,529 and $553,552, respectively, which consisted primarily of accrued but unpaid rent with respect to the Company's lease for its former Las Vegas ride facility from mid-2003, when the Company suspended the payment of rent to the Forum Shops, through the expiration date of the lease, January 31, 2005. The Company accrued rent on its former Las Vegas ride facility at the full monthly amount (which included common area fees and utilities) through the date the ride facility was shut-down, December 31, 2003, and at the base monthly rent subsequent to that date. As described at Note 13, the Company is currently in litigation with the Forum Shops with respect to its former ride facility lease.

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


                                TICKETS2NITE, LLC
                                  BALANCE SHEET
                                DECEMBER 31, 2003


            Current assets                                        $   602,882
            Property and equipment, net                                93,746
            Other assets                                               12,500
                                                                  -----------
               Total assets                                       $   709,128
                                                                  ===========

            Current liabilities                                   $     6,726
            Members' equity                                           702,402
                                                                  -----------
               Total liabilities and equity                       $   709,128
                                                                  ===========


                                TICKETS2NITE, LLC
                             STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2003


         Ticket commissions                                       $ 1,281,469
                                                                  -----------

         Selling and marketing                                        346,188
         General and administrative                                   203,489
         Depreciation and amortization                                 61,680
         Write off of deferred marketing costs                        175,000
                                                                  -----------
         Total costs and expenses                                     786,357
                                                                  -----------

         Income from operations                                       495,112
         Interest expense                                             (14,992)
                                                                  -----------
         Net income                                               $   480,120
                                                                  ===========


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

       Minimum future payments under capital leases for equipment are as follows:

         Years Ending December 31,:
            2005                                                             $   68,297
            2006                                                                 43,935
            2007                                                                 11,071
                                                                             ----------
                                                                                123,303
            Amount representing interest                                        (16,366)
                                                                             ----------
            Present value of minimum lease payments                             106,937
            Less current portion relating to continuing operations              (50,473)
            Less current portion related to discontinued operations              (5,947)
                                                                             ----------
            Non-current portion                                              $   50,517
                                                                             ==========

7.   Notes Payable

      Notes payable consisted of the following at December 31, 2004 and 2003:

                                                                   2004        2003

         Note payable, Finova                                  $        -    $  716,242
         Note payable, Finova (as modified October 29, 2004)
           - Discounted Amount                                    169,318           -
           - Remaining Indebtedness                               781,439           -
         Equipment note payable                                         -        36,884
                                                               ----------    ----------

                                                                  950,757       753,126
         Less current portion                                      23,954       716,242
         Less current portion related to discontinued
           operations                                                   -        36,884
                                                               ----------        ------

         Non-current portion                                   $  926,803    $        -
                                                               ==========    ==========


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

          The Company expects to repay the Discounted Amount through new borrowings and/or proceeds from the Standby Equity Distribution Agreement (see Note 8). Although the Company expects to repay in full the Discounted Amount, and is in compliance with the terms of the Forbearance Agreement at December 31, 2004, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement.

       Equipment Note Payable:
          On July 18, 2001, the Company entered into an agreement with a sign manufacturer to purchase a sign that had been used in the Company's Las Vegas ride facility, which had been previously recorded as a capital lease obligation. The note was collateralized by the sign, bore an annual interest rate of 15% per annum, required monthly payments of $2,466, and was due and payable in June 2004. The Company defaulted on its payment obligations with respect to this note and subsequently negotiated a settlement of the note. As a result, in 2004 the Company paid the sign manufacturer $10,000 and the remaining balance on the note of $26,884 was forgiven and was reflected as income from discontinued operations in the statement of operations for the year ended December 31, 2004.

8.   Debentures Payable and Standby Equity Distribution Agreement

       On December 7, 2004, the Company closed a financing transaction in which it sold 5% convertible debentures (the "Debentures") to Advantage Development Capital Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 3, 2005 and received net proceeds of $230,000. The Debentures mature on March 7, 2006. Interest is due at the maturity date. The Debentures are convertible from time to time after nine months from the date of closing into the Company's common stock by Advantage at the price per share of either (a) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to eighty percent (80%) of the average volume weighted average price of the Company's Common Stock, as quoted by Bloomberg, L.P. for the five (5) trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time shall the conversion price be less than $0.25 per share. The Company has an option to redeem all or a portion of the outstanding Debentures at a redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest. The Company granted Advantage a security interest in certain of its assets. Advantage also received a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000. The Debenture is convertible into equity based on its face amount, which results in a beneficial conversion feature with a fair value of $62,500. The aggregate value of the warrant of $36,000, the value of the beneficial conversion feature of $62,500, and the related financing costs of $50,000 paid by the Company to the lender were recorded as a discount to the $250,000 face value of the Debenture, and are being charged to operations as interest expense over the 15 month term of the Debenture. As a result of the foregoing, the Debenture was initially recorded at a net value of $101,500, prior to the amortization of $9,900 of such deferred costs during December 2004. Accordingly, the adjusted carrying value of the Debenture at December 31, 2004 was $111,400. Based on the maturity date of the Debenture, the Debenture has been classified in the Company's balance sheet as a non-current liability at December 31, 2004.

       Additionally, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell will periodically purchase, at the Company's option, up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company has the right to control the timing and the amount of stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale. Funding of the $10,000,000 will commence at the Company's election after certain conditions are satisfied, including the Securities and Exchange Commission ("SEC") declaring effective a registration statement covering the shares of common stock that may be purchased by Cornell.

       The Company intends to file a Registration Statement on Form SB-2 with the SEC during 2005 to register the shares of common stock that may be purchased by Cornell under the Standby Equity Distribution Agreement. Upon effectiveness of such registration statement, it is the Company's current intention to periodically sell shares of common stock to Cornell under the Standby Equity Distribution Agreement to fund the Company's operations and financial commitments, subject to the trading activity and trading range of the Company's common stock, as well as general market conditions.

       Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the Company's balance sheet at December 31, 2004.

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

10.  Income Taxes

       The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets at December 31, 2004 and 2003 as follows:

                                                     2004         2003
            Net operating loss carryforward       $ 3,767,000 $ 3,196,000
            Less valuation allowance               (3,767,000) (3,196,000)
                                                  ----------- -----------
                                                  $         - $         -
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

       Reconciliation of the effective income tax rate to the United States statutory rate for the years ended December 31, 2004 and 2003 is as follows:

                                                           2004              2003
                                                        ------------      ------------
            Tax expense at the U.S. statutory
              income tax rate                                (34.0)%         (34.0)  %
            Increase in the valuation allowance               34.0            34.0
                                                        ------------      ------------
            Effective income tax rate                         -    %            -    %
                                                        ============      ============

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

          A summary of option activity during the years ended December 31, 2003 and 2004 is as follows (including both plan and non-plan options):


                                                                      Weighted
                                                  Number              average
                                                    of                exercise
                                                  options               price
                                                  -------               -----

        Balance outstanding, January 1, 2003      708,188               $0.36
        Options granted                                 -                   -
        Options exercised                               -                   -
        Options expired                          (159,188)               0.40
                                                  -------
       Balance outstanding, December 31, 2003     549,000                0.35

        Options granted                                 -                   -
        Options exercised                               -                   -
        Options expired                                 -                   -
                                                  -------
       Balance outstanding, December 31, 2004
         (all exercisable)                        549,000                $0.35
                                                  =======                 ====

       Information relating to stock options at December 31, 2004 summarized by exercise price is as follows:

                          Outstanding                     Exercisable
                   ------------------------------   --------------------------
Exercise Price                   Life    Exercise             Weighted Average
Per Share          Shares       (Years)   Price     Shares      Exercise Price
---------          ------       -------   -----     ------      --------------
$0.50             300,000           0.7   $0.50    300,000        $0.50
$0.39               4,000           3.3   $0.39      4,000        $0.39
$0.38              10,000           7.0   $0.38     10,000        $0.38
$0.25              25,000           1.0   $0.25     25,000        $0.25
$0.15             210,000           2.0   $0.15    210,000        $0.15
                  -------                          -------
0.15 - $0.50      549,000           1.6   $0.35    549,000        $0.35
                  =======           ===    ====    =======         ====

13.  Commitments

       Lease Commitments:

          The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company's wholly-owned subsidiary, Tix4Tonight, LLC, leases space for its ticket facilities and administrative offices in Las Vegas, Nevada.

          Minimum future rental payments under non-cancelable operating leases for facilities in operation at December 31, 2004 are as follows:

         Years Ending December 31,:
            2005                             $   278,243
            2006                                 375,804
            2007                                 404,269
            2008                                 448,225
            2009                                 448,592
                                             -----------
                                             $ 1,955,133
                                             ===========

          The Company had leased retail spaces for its ride facilities in Las Vegas, Nevada and Edmonton, Alberta, Canada; however, both of these facilities were closed on or about December 31, 2003. The Company's lease for its ride facility in Edmonton was terminated with no further liability by the Company at December 31, 2003. The Company's lease for its ride facility in Las Vegas ended on January 31, 2005. As described below at "Litigation", the Company is currently in litigation with the landlord of its former Las Vegas ride facility lease.

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

14.  Subsequent Events

       On January 6, 2005, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC as a loan referral fee with a value of $201,600.

       On January 31, 2005, the Company issued 104,845 shares of common stock under the 2003 Consultant Stock Plan and 136,539 shares of common stock pursuant to an exemption from registration to Erick Richardson, a partner in the law firm of Richard & Patel LLP, for legal services. The aggregate fair market value of the 241,384 shares on the date of issuance was $101,381 ($0.42 per share), all of which was applied to reduce the Company's accounts payable balance to such law firm. The Company also issued an option to purchase 18,800 shares of common stock under the 2003 Consultant Stock Plan, exercisable for a period of five years at $0.50 per share, and agreed to reduce the exercise price of a warrant to purchase 50,000 shares of common stock previously issued to Erick Richardson on June 16, 2004, from $1.00 per share to $0.50 per share.

                                INDEX TO EXHIBITS


Exhibit
Number      Description of Document
------      -----------------------

 3.1        Certificate of Incorporation, as amended (1)(P)
 3.2        Fourth Amendment to Certificate of Incorporation of Cinema Ride,
            Inc., as filed with the State of Delaware, effective March 3,
            2005 (9)
 3.3        Bylaws of the Company (1)(P)
10.1        1994 Stock Option Plan (1)(P)(C)
10.2        Master Equipment Lease Agreement between the Company and Finova
            Technology Finance, Inc. dated December 12, 1996 (2)
10.3        Amendment to Master Equipment Lease Agreement between the Company and Finova Technology Finance, Inc. dated March 10, 1999 (3)
10.4        1995 Directors Stock Option Plan (3)(C)
10.5        Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $0.50 per share (4)
10.6        Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $1.00 per share (4)
10.7        Warrant Holder Rights Agreement between the Company and Finova
            Capital Corporation (4)
10.8        Second Modification Agreement and Waiver of Defaults between the
            Company and Finova Capital Corporation dated June 25, 2001 (4)
10.9        Forbearance Agreement between Cinema Ride, Inc. and Finova Capital
            Corporation dated October 22, 2004 (6)
10.10       2003 Consultant Stock Option Plan (5)
10.11       2004 Stock Option Plan (7)(C)
10.12       2004 Directors Stock Option Plan (7)(C)
10.13       Securities Purchase Agreement, dated as of November 4, 2004, between Cinema Ride, Inc. and Advantage Capital Development
            Corp. (8)
10.14       Secured Debenture 001, dated as of November 4, 2004, between
            Cinema Ride, Inc.and Advantage Capital Development Corp. (8)
10.15       Secured Debenture 002, dated as of November 4, 2004, between
            Cinema Ride, Inc. and Advantage Capital Development Corp. (8)
10.16       Security Agreement, dated as of November 4, 2004, between Cinema
            Ride, Inc. and Advantage Capital Development Corp. (8)
10.17       Warrant, dated as of November 4, 2004, between Cinema Ride, Inc.
            and Advantage Capital Development Corp.(8)
10.18       Investor Registration Rights Agreement, dated as of November 4,
            2004, between Cinema Ride, Inc. and Advantage Capital Development
            Corp. (8)
10.19       Amendment, dated as of December 3, 2004, between Cinema Ride, Inc.
            and Advantage Capital Development Corp. (8)
10.20       Standby Equity Distribution Agreement, dated as of November 4,
            2004, between Cinema Ride, Inc. and Cornell Capital Partners, LP (8)
10.21       Registration Rights Agreement, dated as of November 4, 2004, between Cinema Ride, Inc. and Cornell Capital Partners, LP (8)
10.22       Placement Agent Agreement, dated as of November 4, 2004, among
            Cinema Ride, Inc., Cornell Capital Partners, LP and Newbridge
            Securities Corporation (8)
14          Code of Ethics (6)
21          Subsidiaries of the Registrant (9)
23          Consent of Weinberg & Company, P.A. (9)
31          Officer's Certification Pursuant to Section 302 of the Sarbanes-
            Oxley Act of 2002 (9)
32          Officer's Certification Pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002 (9)

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