Form 10QSB/A
period 2005-03-31
Tix CORP
filed 2005-09-09
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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


Commitments and contingencies


Stockholders' deficiency:
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                                  -                -
Common stock, $0.08 par value -
  Authorized - 100,000,000 shares
  Issued and Outstanding -
  10,736,621 shares and 10,011,237
  shares at March 31, 2005 and
  December 31, 2004, respectively             858,930          800,899
Additional paid-in capital                 12,127,591       11,594,244
Deferred compensation                         (10,000)         (15,000)
Accumulated deficit                       (15,152,857)     (14,390,938)
                                           ----------       ----------
Total stockholders' deficiency             (2,176,336)      (2,010,795)
                                           ----------        ---------
Total liabilities and
  stockholders' deficiency                $   632,676      $   553,746
                                           ==========       ==========


     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2005              2004
                                                  ---------         ---------

Revenues                                        $   530,484       $   290,696
                                                  ---------         ---------

Costs and expenses:
  Direct costs of revenues                          345,995           157,872
  Selling and marketing expenses                     68,886            95,774
  General and administrative expenses,
    including non-cash compensation
    expense of $223,396 in 2005 and
    $30,750 in 2004                                 703,293           270,012
  Depreciation and amortization                      18,557            15,112
                                                  ---------         ---------
  Total costs and expenses                        1,136,731           538,770
                                                  ---------         ---------
Loss from operations                               (606,247)         (248,074)
                                                  ---------         ---------

Other income (expense):
  Interest income                                         2                 9
  Interest expense                                 (145,611)          (47,680)
                                                  ---------         ---------
  Total other income (expense), net                (145,609)          (47,671)
                                                  ---------         ---------
Loss from continuing operations                    (751,856)         (295,745)
                                                  ---------         ---------

Loss from discontinued operations:
  Loss from closure of discontinued
    operations                                      (10,063)          (42,937)
                                                  ---------         ---------
Loss from discontinued operations                   (10,063)          (42,937)
                                                  ---------         ---------
Net loss                                        $  (761,919)      $  (338,682)
                                                  =========         =========

Net loss per common share - basic and diluted:
    From continuing operations                       $(0.07)           $(0.03)
    From discontinued operations                        -               (0.01)
                                                       ----              ----
    Net loss per share                               $(0.07)           $(0.04)
                                                       ====              ====

Weighted average number of common shares
  outstanding - basic and diluted                10,408,160         8,552,625
                                                 ==========         =========




     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
    Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited)
                        Three Months Ended March 31, 2005


                  Common Stock        Additional                               Total
                ------------------     Paid-in     Deferred    Accumulated  Stockholders'
                Shares      Amount     Capital   Compensation    Deficit     Deficiency
                ------      ------     -------   ------------    -------     ----------

Balance,
  December
  31, 2004    10,011,237  $800,899   $11,594,244   $(15,000)  $(14,390,938)  $(2,010,795)

Issuance of
  common
  stock to
  consultant      36,000     2,880        15,120                                  18,000

Issuance of
  common
  stock
  for loan
  referral
  fee            448,000    35,840       165,760                                 201,600

Issuance of
  warrants to
  consultant                             172,000                                 172,000

Beneficial
  conversion
  feature of
  Debenture                               70,000                                  70,000

Issuance of
  common
  stock and
  warrants
  and
  adjustment
  of warrant
  exercise
  price to
  law firm as
  settlement
  of accounts
  payable and
  legal
  expenses       241,384    19,311       110,467                                 129,778

Amortization
  of deferred
  compensation                                        5,000                        5,000

Net loss                                                          (761,919)     (761,919)
              ----------   -------    ----------     ------     ----------     ---------
Balance,
  March
  31, 2005    10,736,621  $858,930   $12,127,591   $(10,000)  $(15,152,857)  $(2,176,336)
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

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

Net Loss Per Common Share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months ended March 31, 2005 and 2004. At March 31, 2005 and 2004, potentially dilutive securities consisted of convertible debentures payable and outstanding common stock purchase warrants and stock options to acquire an aggregate of 7,155,934 shares and 5,583,384 shares, respectively.

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

At March 31, 2005 and December 31, 2004, liabilities related to discontinued operations aggregated $668,365 and $652,529, respectively, of which $626,657 related to accrued but unpaid rent with respect to the Company's lease for its former Las Vegas ride facility from mid-2003, when the Company suspended the payment of rent to the Forum Shops, through the expiration date of the lease, January 31, 2005. The Company accrued rent on its former Las Vegas ride facility at the full monthly amount (which included common area fees and utilities) through the date the ride facility was shut-down, December 31, 2003, and at the base monthly rent subsequent to that date. As described at Note 8, the Company is currently in litigation with the Forum Shops with respect to its former ride facility lease.


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


5. Tix4Tonight, LLC

The financial performance of Tickets2Nite, LLC (see Note 4) during 2003 successfully validated the business model and the Company's efforts to develop and operate this business. Tickets2Nite, LLC commenced operations in November 2002, selling same-day, half-price show tickets for many of the Las Vegas shows. Tickets2Nite, LLC charged a commission to the show based on the face value of the ticket plus a service fee to the customer for each ticket purchased. Furthermore, the shows were only paid for tickets that Tickets2Nite, LLC actually sold to customers, thus Tickets2Nite, LLC had no financial risk with respect to unsold tickets. Tickets2Nite, LLC was financially successful almost from the beginning, showing progressively increasing ticket sales and revenues, pre-tax profitability and positive operating cash flows in each successive calendar quarter in 2003.

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

Revenues from ticket commissions and fees were $530,484 for the three months ended March 31, 2005, as compared to $290,696 for the three months ended March 31, 2004, an increase of $239,788 or 82.5%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $1,967,462 for the three months ended March 31, 2005, as compared to $1,124,179 for the three months ended March 31, 2004, an increase of $843,283 or 75.0%. Commissions and fees earned as a percentage of gross ticket sales were 27.0% for the three months ended March 31, 2005, as compared to 25.9% for the three months ended March 31, 2004.

During August 2004, the Company relocated the administrative offices of Tix4Tonight to a new office facility in Las Vegas, Nevada, under a long-term lease. During March 2005, the lease for the Las Vegas administrative offices of Tix4Tonight was amended to provide for an early termination provision, which entitled the Company to receive a cash payment of $100,000 upon delivery of a notice of early termination to the landlord. On April 1, 2005, the Company issued a notice of early termination to the landlord, as a result of which the Company is required to vacate the premises by October 1, 2005. During April 2005, the Company received a cash payment of $100,000 from the landlord.

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

Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the Company's balance sheet at March 31, 2005 and December 31, 2004.

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

In the event the Initial Registration Statement is not filed by the Scheduled Filing Deadline or is not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Initial Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Initial Registration Statement (whether because of a failure to keep the Initial Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Initial Registration Statement, failure to register sufficient shares of common stock or otherwise, then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Should the Company issue shares in lieu of cash to satisfy the outstanding Liquidated Damages, the price of the stock issued shall be calculated using the average closing bid price for the five (5) day period immediately preceding such demand.

Effective February 15, 2005, Advantage agreed to extend the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, at March 31, 2005, the Company did not record a provision for Liquidated Damages.

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

Effective March 29, 2004, the Company issued 300,000 shares of common stock under the 2003 Consultant Stock Plan to Benjamin Frankel, a director of the Company and a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard, for accounting and tax services. The aggregate fair market value of such shares on the date of issuance was $162,000 ($0.54 per share), of which $74,155 was applied to reduce the Company's related accounts payable balance and $87,845 was classified as prepaid accounting fee to related party in the consolidated balance sheet at March 31, 2004. As of March 31, 2005 and December 31, 2004, the remaining balance of prepaid accounting fee to related party was $27,265 and $39,279, respectively.

On October 10, 2003, the Company entered into a two year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006 in monthly installments of 16,667 shares. The fair value of such warrant was calculated pursuant to the Black-Scholes option-pricing model as $40,000 and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount is being charged to operations as general and administrative expense over the two year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the three months ended March 31, 2004, $5,000 was charged to operations as general and administrative expense with respect to such warrant.


Other Equity-Based Transactions During the Three Months Ended March 31, 2005:

On January 31, 2005, the Company issued 104,845 shares of common stock under the 2003 Consultant Stock Plan and 136,539 shares of common stock pursuant to an exemption from registration to Erick Richardson, a partner in the law firm of Richardson & Patel LLP, for legal services. The shares issued pursuant to an exemption from registration have piggyback registration rights. The aggregate fair market value of the 241,384 shares on the date of issuance was $101,382 ($0.42 per share), all of which was applied to reduce the Company's accounts payable balance to such law firm. The Company also issued an option to purchase 18,800 shares of common stock under the 2003 Consultant Stock Plan, exercisable for a period of five years at $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option pricing model of $7,896. The Company also agreed to reduce the exercise price of a warrant to purchase 50,000 shares of common stock previously issued to Erick Richardson under the 2003 Consultant Stock Plan on June 16, 2004, from $1.00 per share to $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option pricing model of $20,500. The aggregate fair value of such warrants of $28,396 was charged to operations as general and administrative expense during the three months ended March 31, 2005.

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

On October 10, 2003, the Company entered into a two year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006 in monthly installments of 16,667 shares. The fair value of such warrant was calculated pursuant to the Black-Scholes option-pricing model as $40,000 and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount is being charged to operations as general and administrative expense over the two year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the three months ended March 31, 2005, $5,000 was charged to operations as general and administrative expense with respect to such warrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2005 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2005, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2005.


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

Revenues. Revenues from ticket commissions and fees were $530,484 for the three months ended March 31, 2005, as compared to $290,696 for the three months ended March 31, 2004, an increase of $239,788 or 82.5%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $1,967,462 for the three months ended March 31, 2005, as compared to $1,124,179 for the three months ended March 31, 2004, an increase of $843,283 or 75.0%. Commissions and fees earned as a percentage of gross ticket sales were 27.0% for the three months ended March 31, 2005, as compared to 25.9% for the three months ended March 31, 2004.

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

Selling and Marketing Expenses. Selling and marketing expenses were $68,886 for the three months ended March 31, 2005, as compared to $95,774 for the three months ended March 31, 2004, a decrease of $26,888 or 28.1%. Since the Company's Tix4Tonight operations commenced operations effective January 1, 2004, the three months ended March 31, 2004 were the initial period of operations for Tix4Tonight. The decrease in selling and marketing expenses in 2005 as compared to 2004 was a result of the Company incurring significant introductory promotional expenditures for its Tix4Tonight operations during three months ended March 31, 2004.

Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business. The Company does not expect selling and marketing expenses to increase significantly to the extent that the Company opens additional ticket booths in Las Vegas.

General and Administrative Expenses. General and administrative expenses were $703,293 for the three months ended March 31, 2005, as compared to $270,012 for the three months ended March 31, 2004, an increase of $433,281 or 160.5%, primarily as a result of an increase in consulting and advisory fees and legal fees. Included in general and administrative expenses were non-cash consulting and advisory fees of $223,396 for the three months ended March 31, 2005 (including $172,000 related to the issuance of warrants to Gang Consulting Ltd.), as compared to $30,750 for the three months ended March 31, 2004.

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

During August 2004, the Company relocated the administrative offices of Tix4Tonight to a new office facility in Las Vegas, Nevada, under a long-term lease. During March 2005, the lease for the Las Vegas administrative offices of Tix4Tonight was amended to provide for an early termination provision, which entitled the Company to receive a cash payment of $100,000 upon delivery of a notice of early termination to the landlord. On April 1, 2005, the Company issued a notice of early termination to the landlord, as a result of which the Company is required to vacate the premises by October 1, 2005. During April 2005, the Company received a cash payment of $100,000 from the landlord.

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

Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and included in deferred offering costs in the Company's balance sheet at March 31, 2005 and December 31, 2004.

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

In the event the Initial Registration Statement is not filed by the Scheduled Filing Deadline or is not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Initial Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Initial Registration Statement (whether because of a failure to keep the Initial Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Initial Registration Statement, failure to register sufficient shares of common stock or otherwise, then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Should the Company issue shares in lieu of cash to satisfy the outstanding Liquidated Damages, the price of the stock issued shall be calculated using the average closing bid price for the five (5) day period immediately preceding such demand.

Effective February 15, 2005, Advantage agreed to extend the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, at March 31, 2005, the Company did not record a provision for Liquidated Damages.

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

The Company expects to repay the Discounted Amount through new borrowings and/or proceeds from the Standby Equity Distribution Agreement. Although the Company expects to repay in full the Discounted Amount, and was in compliance with the terms of the Forbearance Agreement at March 31, 2005 and December 31, 2004, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement.

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

On January 31, 2005, the Company issued 136,539 shares of common stock pursuant to an exemption from registration to Erick Richardson, a partner in the law firm of Richardson & Patel LLP, for legal services. The shares have piggyback registration rights. The aggregate fair market value of such shares on the date of issuance was $57,346 ($0.42 per share), which was applied to reduce the Company's accounts payable balance to such law firm.

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