Form 10QSB
period 2005-09-30
Tix CORP
filed 2005-11-17
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2005, the Company had 10,876,621 shares of common stock, $0.08 par value, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

          TIX CORPORATION (FORMERLY CINEMA RIDE, INC.) AND SUBSIDIARIES

                                      INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets - September 30, 2005 (Unaudited) and December 31, 2004

      Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2005 and 2004

      Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited) - Nine Months Ended September 30, 2005

      Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2005 and 2004

      Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2005 and 2004

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

  Item 5.  Other Information

  Item 6.  Exhibits


SIGNATURES

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                          September 30,    December 31,
                                              2005             2004
                                          -----------      ------------
                                          (Unaudited)
ASSETS

Current assets:
  Cash                                    $   151,307      $   131,186
  Prepaid accounting fee to
    related party                               8,757           39,279
  Prepaid expenses and other
    current assets                             38,412           39,583
  Assets related to discontinued
    operations                                   -                 588
                                           ----------       ----------
    Total current assets                      198,476          210,636
                                           ----------       ----------

Property and equipment:
  Computer and office equipment               205,705          165,039
  Equipment under capital lease               275,717          155,581
  Leasehold improvements                      222,479           93,045
                                           ----------       ----------
                                              703,901          413,665
  Less accumulated depreciation              (210,002)        (143,381)
                                           ----------       ----------
    Total property and equipment, net         493,899          270,284
                                           ----------       ----------

Other assets:
  Deferred offering costs                      34,800           29,800
  Deposits                                     78,405           43,026
                                           ----------       ----------
    Total other assets                        113,205           72,826
                                           ----------       ----------
Total assets                              $   805,580      $   553,746
                                           ==========       ==========


                                   (continued)

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)


                                          September 30,    December 31,
                                              2005             2004
                                          -----------      ------------
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    liabilities                           $ 1,304,496      $   748,865
  Current portion of capital
    lease obligations                          68,500           50,473
  Current portion of notes
    payable                                    39,164           23,954
  Current portion of convertible
    debentures payable, net of
    discount                                  368,963             -
  Liabilities related to
    discontinued operations                   634,637          652,529
                                           ----------       ----------
    Total current liabilities               2,415,760        1,475,821
                                           ----------       ----------

Non-current liabilities:
  Capital lease obligations,
    less current portion                      110,449           50,517
  Notes payable, less current
    portion                                   884,653          926,803
  Convertible debentures payable,
    net of discount, less current
    portion                                      -             111,400
  Deferred rent                               102,655             -
                                           ----------       ----------
    Total non-current liabilities           1,097,757        1,088,720
                                           ----------       ----------


Commitments and contingencies


Stockholders' deficiency:
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                                  -                -
Common stock, $0.08 par value -
  Authorized - 100,000,000 shares
  Issued and Outstanding -
  10,876,621 shares and 10,011,237
  shares at September 30, 2005 and
  December 31, 2004, respectively             870,130          800,899
Additional paid-in capital                 12,155,991       11,594,244
Deferred compensation                         (35,000)         (15,000)
Accumulated deficit                       (15,699,058)     (14,390,938)
                                           ----------       ----------
Total stockholders' deficiency             (2,707,937)      (2,010,795)
                                           ----------       ----------
Total liabilities and
  stockholders' deficiency                $   805,580      $   553,746
                                           ==========       ==========


     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2005              2004
                                                  ---------         ---------

Revenues                                        $   740,989       $   407,724
                                                  ---------         ---------

Costs and expenses:
  Direct costs of revenues                          372,905           226,823
  Selling and marketing expenses                     75,825           106,483
  General and administrative expenses,
    including non-cash compensation
    expense of $5,000 in 2005 and
    $112,901 in 2004                                381,976           424,588
  Depreciation and amortization                      27,230            15,294
                                                  ---------         ---------
  Total costs and expenses                          857,936           773,188
                                                  ---------         ---------
Loss from operations                               (116,947)         (365,464)
                                                  ---------         ---------

Other income (expense):
  Interest income                                         2              -
  Other income                                      100,000            26,612
  Interest expense                                 (181,851)          (48,246)
                                                  ---------         ---------
  Total other income (expense), net                 (81,849)          (21,634)
                                                  ---------         ---------
Loss from continuing operations                    (198,796)         (387,098)
                                                  ---------         ---------

Income (loss) from discontinued operations:
  Income (loss) from closure of discontinued
    operations                                      102,617           (37,809)
                                                  ---------         ---------
  Income (loss) from discontinued operations        102,617           (37,809)
                                                  ---------         ---------
Net loss                                        $   (96,179)      $  (424,907)
                                                  =========         =========

Net income (loss) per common share -
  basic and diluted:
    From continuing operations                       $(0.02)           $(0.04)
    From discontinued operations                       0.01               -
                                                       ----              ----
    Net income (loss)                                $(0.01)           $(0.04)
                                                       ====              ====

Weighted average number of common shares
  outstanding - basic and diluted                10,876,621         9,588,737
                                                 ==========         =========


     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2005              2004
                                                  ---------         ---------

Revenues                                        $ 1,891,678       $ 1,076,170
                                                  ---------         ---------

Costs and expenses:
  Direct costs of revenues                        1,082,744           566,868
  Selling and marketing expenses                    235,603           308,466
  General and administrative expenses,
    including non-cash compensation
    expense of $237,996 in 2005 and
    $227,651 in 2004                              1,517,759         1,131,069
  Depreciation and amortization                      66,622            45,654
                                                  ---------         ---------
  Total costs and expenses                        2,902,728         2,052,057
                                                  ---------         ---------
Loss from operations                             (1,011,050)         (975,887)
                                                  ---------         ---------

Other income (expense):
  Interest income                                         8                10
  Other income                                      100,000            26,884
  Interest expense                                 (491,302)         (140,220)
                                                  ---------         ---------
  Total other income (expense), net                (391,294)         (113,326)
                                                  ---------         ---------
Loss from continuing operations                  (1,402,344)       (1,089,213)
                                                  ---------         ---------

Income (loss) from discontinued operations:
  Income (loss) from closure of discontinued
    operations                                       94,224           (54,732)
                                                  ---------         ---------
  Income (loss) from discontinued operations         94,224           (54,732)
                                                  ---------         ---------
Net loss                                        $(1,308,120)      $(1,143,945)
                                                  =========         =========

Net income (loss) per common share -
  basic and diluted:
    From continuing operations                       $(0.13)           $(0.12)
    From discontinued operations                       0.01             (0.01)
                                                       ----              ----
    Net income (loss) per share                      $(0.12)           $(0.13)
                                                       ====              ====

Weighted average number of common shares
  outstanding - basic and diluted                10,673,801         9,112,502
                                                 ==========         =========


     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
    Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited)
                      Nine Months Ended September 30, 2005


                  Common Stock        Additional                               Total
                ------------------     Paid-in     Deferred    Accumulated  Stockholders'
                Shares      Amount     Capital   Compensation    Deficit     Deficiency
                ------      ------     -------   ------------    -------     ----------
Balance,
  December
  31, 2004    10,011,237  $800,899   $11,594,244   $(15,000)  $(14,390,938)  $(2,010,795)

Issuance of
  common
  stock to
  consultants    176,000    14,080        38,920    (35,000)                      18,000

Issuance of
  common
  stock
  for loan
  referral
  fee            448,000    35,840       165,760                                 201,600

Issuance of
  warrants to
  consultants                            176,600                                 176,600

Beneficial
  conversion
  feature of
  Debenture                               70,000                                  70,000

Issuance of
  common
  stock and
  warrants
  and
  adjustment
  of warrant
  exercise
  price to
  law firm as
  settlement
  of accounts
  payable and
  legal
  expenses       241,384    19,311       110,467                                 129,778

Amortization
  of deferred
  compensation                                       15,000                       15,000

Net loss                                                        (1,308,120)   (1,308,120)
               ----------   -------   ----------     ------     ----------     ---------
Balance,
  September
  30, 2005     10,876,621  $870,130  $12,155,991   $(35,000)  $(15,699,058)  $(2,707,937)
               ==========   =======   ==========     ======     ==========     =========




     See accompanying notes to condensed consolidated financial statements.

         Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    2005            2004
                                                  ---------       ---------
Cash flows from operating activities:
Net loss                                        $(1,308,120)    $(1,143,945)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization                      66,622          45,654
  Deferred rent                                     102,655            -
  Amortization of prepaid accounting fee             60,521          43,630
  Amortization of prepaid legal fee                  25,000            -
  Common stock and warrants issued for services     222,996         212,651
  Convertible debenture issued for services           2,500            -
  Amortization of deferred compensation              15,000          15,000
  Reduction in carrying value of debt -
    discontinued operations                         (70,977)        (26,884)
  Amortization of deferred loan costs               289,863            -
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Prepaid expenses and other current assets     (68,412)         14,210
      Deposits                                       (7,708)        (35,080)
    Increase (decrease) in:
      Accounts payable and accrued liabilities      746,990         347,226
      Accrued interest payable on note payable
        to secured lender                              -            113,822
      Liabilities related to discontinued
        operations                                  (17,892)       (101,511)
                                                  ---------       ---------
Net cash provided by (used in) operating
  activities                                         59,038        (515,227)
                                                  ---------       ---------

Cash flows from investing activities:
  Distributions and reimbursements from
    terminated joint venture - Tickets2Nite            -            457,179
  Purchases of property and equipment              (170,100)        (48,003)
                                                  ---------       ---------
Net cash provided by (used in) investing
  activities                                       (170,100)        409,176
                                                  ---------       ---------

Cash flows from financing activities:
  Repayment of bank line of credit                     -           (174,000)
  Payments on capital lease obligations             (42,177)        (29,582)
  Payments on notes payable                         (50,940)           -
  Net proceeds from convertible debenture           224,300            -
  Sale of common stock                                 -            200,000
  Exercise of warrants                                 -             25,000
                                                  ---------       ---------
Net cash provided by financing activities           131,183          21,418
                                                  ---------       ---------



                                   (continued)

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2005            2004
                                                  ---------       ---------
Cash:
  Net increase (decrease)                            20,121         (84,633)
  Balance at beginning of period                    131,186          91,311
                                                  ---------       ---------
  Balance at end of period                      $   151,307     $     6,678
                                                  =========       =========


Supplemental disclosures of cash flow
  information:

Cash paid for:
  Interest                                      $    36,538     $    26,398
  Income taxes                                        1,600           1,871


Non-cash investing and financing activities:

Acquisition of capital lease assets and
  related obligation                            $   120,136     $      -
Conversion of accounts payable to notes
  payable                                            24,000            -
Issuance of common stock for accounts payable       101,382          50,000
Issuance of common stock for loan referral fees     201,600            -
Issuance of common stock to director for:
  Accounts payable                                     -             74,155
  Prepaid services                                     -             87,845
Issuance of convertible debenture for prepaid
  legal fees                                         12,500            -
Beneficial conversion feature of convertible
  debenture                                          70,000            -




     See accompanying notes to condensed consolidated financial statements.

          Tix Corporation (formerly Cinema Ride, Inc.) and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2005 and 2004


1.   Organization and Basis of Presentation

Basis of Presentation:

The condensed consolidated financial statements include the operations of Tix Corporation (formerly Cinema Ride, Inc.) and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances are eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004. The consolidated balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

The Company's results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,617,365 and negative cash flow from operations of $534,323 during the year ended December 31, 2004, and had a working capital deficiency of $1,265,185 and a stockholders' deficiency of $2,010,795 at December 31, 2004. During the nine months ended September 30, 2005, the Company incurred a further net loss of $1,308,120 and had a cash flow from operations of $59,038, and had a working capital deficiency of $2,217,284 and a stockholders' deficiency of $2,707,937 at September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Net Loss Per Common Share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months and nine months ended September 30, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months and nine months ended September 30, 2005 and 2004. At September 30, 2005 and 2004, potentially dilutive securities consisted of convertible debentures payable and outstanding common stock purchase warrants and stock options to acquire an aggregate of 7,175,934 shares and 5,793,384 shares, respectively.

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

Pro Forma Financial Disclosure:

The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value is estimated on the grant date using the Black-Scholes option-pricing model, and the effect on the Company's results of operations is shown as if such stock options and warrants had been accounted for pursuant to SFAS No. 123. During the three months and nine months ended September 30, 2005 and 2004, the Company did not issue any such stock options and warrants and did not have any previously issued stock options or warrants that vested. According, no pro forma financial disclosure has been presented for the three months and nine months ended September 30, 2005 and 2004.

Reclassification:

Certain 2004 amounts have been reclassified to conform to the presentation in 2005.


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

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. This line of business is presented as a discontinued operation in the Company's consolidated financial statements for the three months and nine months ended September 30, 2005 and 2004.

For the three months ended September 30, 2005 and 2004, the Company recognized income (loss) related to the closure of the operations discontinued at December 31, 2003 of $102,617 and $(37,809), respectively. For the nine months ended September 30, 2005 and 2004, the Company recognized income (loss) related to the closure of the operations discontinued at December 31, 2003 of $94,224 and $(54,732), respectively.

At September 30, 2005 and December 31, 2004, liabilities related to discontinued operations aggregated $634,637 and $652,529, respectively, of which [$626,657] related to accrued but unpaid rent with respect to the Company's lease for its former Las Vegas ride facility from mid-2003, when the Company suspended the payment of rent to the Forum Shops, through the expiration date of the lease, January 31, 2005. The Company accrued rent on its former Las Vegas ride facility at the full monthly amount (which included common area fees and utilities) through the date the ride facility was shut-down, December 31, 2003, and at the base monthly rent subsequent to that date. As described at Note 8, the Company is currently in litigation with the Forum Shops with respect to its former ride facility lease.


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

As a result of the dissolution of Tickets2Nite, LLC (see Note 4), the Company commenced the operation of an identical business on January 1, 2004 at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of Tix4Tonight, LLC, which operates its business under the name "Tix4Tonight", and which has been the Company's only source of operating revenues since January 1, 2004. The Company's competition includes its former partner in Tickets2Nite, LLC, which operates the same type of business in Las Vegas that competes with Tix4Tonight, LLC from one site on the Las Vegas Strip.

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

The Company conducts the operations of Tix4Tonight at three locations on the Las Vegas Strip: South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon); the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); and North Strip across from the Stardust Hotel and Casino. A new downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience is scheduled to be opened in late 2005.

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

During August 2004, the Company relocated the administrative offices of Tix4Tonight to a new office facility in Las Vegas, Nevada, under a long-term lease. During March 2005, the lease for the Las Vegas administrative offices of Tix4Tonight was amended to provide an early termination provision, which entitled the Company to receive a cash payment of $100,000 upon delivery of a notice of early termination to the landlord. On April 1, 2005, the Company issued a notice of early termination to the landlord and received a cash payment of $100,000, as a result of which the Company was required to vacate the premises by October 1, 2005, unless it made alternative arrangements with the landlord. The Company recognized the $100,000 cash payment as other income at September 30, 2005, as it completed arrangements for a new short-term office facility lease during the three months ended September 30, 2005 (see Note 10).


6.   Notes Payable

Notes payable consisted of the following at September 30, 2005 and December 31, 2004:

                                     September 30, 2005        December 31, 2004
                                     ------------------        -----------------
Notes payable, Finova
  (as modified October 29, 2004)
  - Discounted Amount                    $127,378                $169,318
  - Remaining Indebtedness                781,439                 781,439
Note payable, other                        15,000                    -
                                          -------                 -------
                                          923,817                 950,757
Less current portion                      (39,164)                (23,954)
                                          -------                 -------
Non-current portion                      $884,653                $926,803
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

The Company expects to repay the Discounted Amount through new borrowings and/or proceeds from the Standby Equity Distribution Agreement (see Note 7). Although the Company expects to repay in full the Discounted Amount, and was in compliance with the terms of the Forbearance Agreement at September 30, 2005 and

December 31, 2004, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement.


7. Issuance of Convertible Debentures and Standby Equity Distribution Agreement

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures (the "Debentures") to Advantage Capital Development Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 6, 2005 and received net proceeds of $224,300. The Debentures mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures have been classified in the Company's balance sheet as non-current liabilities at December 31, 2004 and as current liabilities at September 30, 2005.

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

The Debentures are convertible into equity based on their face amount, which resulted in a beneficial conversion feature with a fair value of $62,500 for the $250,000 Debenture and $70,000 for the $280,000 Debenture. The aggregate value of the warrant of $36,000, the value of the beneficial conversion features of $62,500 and $70,000, and the aggregate related financing costs of $90,700 paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and are being charged to operations as interest expense over the term of the Debentures.

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

Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and were included in deferred offering costs in the Company's balance sheet at September 30, 2005 and December 31, 2004.

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

In the event the Initial Registration Statement is not filed by the Scheduled Filing Deadline or is not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Initial Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Initial Registration Statement (whether because of a failure to keep the Initial Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Initial Registration Statement, failure to register sufficient shares of common stock or otherwise, then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline, as the case may be. Should the Company issue shares in lieu of cash to satisfy the outstanding Liquidated Damages, the price of the stock issued shall be calculated using the average closing bid price for the five (5) day period immediately preceding such demand.

Effective February 15, 2005, Advantage agreed to extend the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, for the three months ended March 31, 2005, the Company did not record a provision for Liquidated Damages.

On September 28, 2005, Advantage issued a Notice of Default to the Company with regard to the $530,000 principal amount of Debentures as a result of the Company's failure to pay an originally unspecified amount of liquidated damages as a result of the Company's failure to have its registration statement declared effective by the SEC by the specified filing date in accordance with the terms of the Debentures. On October 27, 2005, Advantage rescinded such Notice of Default and accepted the Company's proposed payment plan to cure the liquidated damages owed to Advantage. The proposed payment plan consists of three equal installments of $10,600, payable on the 18th day of each month beginning October 18, 2005 and ending December 18, 2005 (the "Payment Plan"). The Company agreed to make all payments in full according to the payment schedule and to have its registration statement declared effective by the SEC by no later than November 30, 2005. If the Company's registration statement is declared effective by November 30, 2005, Advantage agreed to forgo the October and November payments due from the Company according to the Payment Plan. If the Company's registration statement is not declared effective by November 30, 2005, the Notice of Default shall be reinstated and all amounts due and owing to Advantage shall immediately become payable.

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock that may be purchased by Cornell under the Standby Equity Distribution Agreement. The Company filed an amended registration statement on November 10, 2005. The registration statement has not yet been declared effective by the SEC. Upon effectiveness of such registration statement, it is the Company's current intention to periodically sell shares of common stock to Cornell under the Standby Equity Distribution Agreement to fund the Company's operations and financial commitments, subject to the trading activity and trading range of the Company's common stock, as well as general market conditions.

For the three months and nine months ended September 30, 2005, the Company recorded Liquidated Damages of $15,547 and $47,700, which has been included in interest expense in the condensed consolidated financial statements for such periods.

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

The agreement with Knightsbridge also provides that during the term of the agreement and for a period of two (2) years thereafter, through a source introduced, directly or indirectly, by Knightsbridge, with respect to any financing transaction that the Company completes, that Knightsbridge shall receive a referral fee for debt financings ranging from 1.0% to 2.0% and for equity financings ranging from 1.5% to 4.0%; and with respect to a merger or acquisition transaction, that Knightsbridge shall receive 5.0% of any securities issued by the Company and a fee ranging from 3.0% to 5.0% of the defined transaction value.


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

The Company believes it has meritorious claims against the Forum Shops, and has filed counter-claims and intends to vigorously defend itself against this lawsuit. As this litigation is in its preliminary stages, the Company is currently unable to predict its ultimate resolution. The Company believes that it has made adequate provision for any loss contingency with respect to this litigation in its consolidated financial statements.


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

During the three months and nine months ended September 30, 2004, the Company issued 75,000 shares and 225,000 shares of common stock to such firm, respectively. The aggregate fair market value of such shares of $15,500 and $78,250, respectively, was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2004, respectively.

Effective January 3, 2005, the Company and Gang Consulting Ltd. entered into a new two-year consulting arrangement commencing January 1, 2005 that provided for: (1) the termination of the consulting fee payable to Gang Consulting Ltd. of $10,000 per month; (2) the cancellation of common stock purchase warrants previously issued to Gang Consulting Ltd. to purchase an aggregate of 800,000 shares of common stock in equal installments of 100,000 shares at $0.50, $1.00, $1.50, $2.00, $2.50, $3.00, $3.50 and $4.00 per share, respectively; and (3) the issuance of common stock purchase warrants to purchase 400,000 shares of common stock, which were fully vested at issuance and exercisable through May 1, 2008 as follows: 100,000 shares at $0.25 per share; 100,000 shares at $0.50 per share; 50,000 shares at $0.75 per share; 50,000 shares at $1.00 per share; 25,000 shares at $1.25 per share; 25,000 shares at $1.50 per share; 25,000 shares at $1.75 per share; and 25,000 shares at $2.00 per share. The aggregate fair value of such warrants, calculated pursuant to the Black-Scholes option-pricing model, of $172,000 was charged to operations as general and administrative expense during the nine months ended September 30, 2005, as the warrants were fully vested and non-forfeitable at the date of issuance.

During the nine months ended June 30, 2004, such firm exercised a warrant to purchase 100,000 shares of common stock at $0.25 per share, as a result of which the Company received total cash proceeds of $25,000.


Other Equity-Based Transactions During the Three Months and Nine Months Ended September 30, 2004:

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

Effective March 29, 2004, the Company issued 300,000 shares of common stock under the 2003 Consultant Stock Plan to Benjamin Frankel, a director of the Company and a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard, for accounting and tax services. The aggregate fair market value of such shares on the date of issuance was $162,000 ($0.54 per share), of which $74,155 was applied to reduce the Company's related accounts payable balance and $87,845 was classified as prepaid accounting fee to related party. As of September 30, 2005 and December 31, 2004, the remaining balance of prepaid accounting fee to related party was $8,757 and $39,279, respectively.

Effective June 16, 2004, the Company issued 111,112 shares of common stock and a warrant to purchase 100,000 shares of common stock, all under the 2003

Consultant Stock Plan, to Erick Richardson, a partner in the law firm of Richardson & Patel LLP, for legal services. The warrant was exercisable for a period of five years, one-half at $0.50 per share and one-half at $1.00 per share. The aggregate fair market value of the shares on the date of issuance was $50,000 ($0.45 per share), all of which was applied to reduce the Company's related accounts payable balance to such law firm. The aggregate fair value of the warrant, calculated pursuant to the Black-Scholes option-pricing model, was $44,500, and was charged to operations as general and administrative expense during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating $200,000 of equity capital.

During the nine months ended September 30, 2004, the Company cancelled 25,000 shares of common stock with a fair market value of $2,500.

During the three months and nine months ended September 30, 2004, the Company agreed to issue warrants to four individuals for services rendered to purchase 210,000 shares of common stock exercisable for a period of three years at $0.25 per share (50,000 shares), $0.30 per share (100,000 shares) and $0.50 per share (60,000 shares). The aggregate fair value of the warrants, calculated pursuant to the Black-Scholes option-pricing model, was $92,400, and was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2004.

On October 10, 2003, the Company entered into a two year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006 in monthly installments of 16,667 shares. The fair value of such warrant, calculated pursuant to the Black-Scholes option-pricing model, was $40,000, and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount was being charged to operations as general and administrative expense over the two year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the three months and nine months ended September 30, 2004, $5,000 and $15,000, respectively, were charged to operations as general and administrative expense with respect to such warrant.


Other Equity-Based Transactions During the Three Months and Nine Months Ended September 30, 2005:

On January 31, 2005, the Company issued 104,845 shares of common stock under the 2003 Consultant Stock Plan and 136,539 shares of common stock pursuant to an exemption from registration to Erick Richardson, a partner in the law firm of Richardson & Patel LLP, for legal services. The shares issued pursuant to an exemption from registration have piggyback registration rights. The aggregate fair market value of the 241,384 shares on the date of issuance was $101,382 ($0.42 per share), all of which was applied to reduce the Company's accounts payable balance to such law firm. The Company also issued an option to purchase 18,800 shares of common stock under the 2003 Consultant Stock Plan, exercisable for a period of five years at $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option pricing model of $7,896. The Company also agreed to reduce the exercise price of a warrant to purchase 50,000 shares of common stock previously issued to Erick Richardson under the 2003 Consultant Stock Plan on June 16, 2004, from $1.00 per share to $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option pricing model of $20,500. The aggregate fair value of such warrants of $28,396 was charged to operations as general and administrative expense during the nine months ended September 30, 2005.

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

On May 24, 2005, the Company entered into a one year consulting services agreement with CollegeStock LLC for public relations and communications services, which provided for a cash payment of $7,500 and the issuance of a warrant to purchase 20,000 shares of the Company's common stock exercisable at $0.24 per share through May 24, 2008. The fair value of such warrant, calculated pursuant to the Black-Scholes option-pricing model, was $4,600, and was charged to operations as general and administrative expense during the nine months ended September 30, 2005, as the warrant was fully vested and non-forfeitable at the date of issuance.

On June 30, 2005, the Company entered into a three month consulting agreement with Wall Streets Inside Reporter, Inc. for marketing and strategic planning services, which provided for a monthly cash payment of $5,000 and the issuance of 140,000 shares of common stock. The shares of common stock have piggyback registration rights. The aggregate value of such shares of $35,000 was charged to deferred compensation in the stockholders' deficiency section of the Company's consolidated balance sheet at September 30, 2005. The parties have agreed that the services to be rendered pursuant to the consulting agreement will be provided when the Company's registration statement is declared effective by the SEC (see Note 7). According, the $35,000 will be charged to operations as general and administrative expense over the three month period commencing from the date that the Company's registration statement is declared effective by the SEC.

On October 10, 2003, the Company entered into a two year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006 in monthly installments of 16,667 shares. The fair value of such warrant, calculated pursuant to the Black-Scholes option-pricing model, was $40,000, and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount was being charged to operations as general and administrative expense over the two year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the three months and nine months ended September 30, 2005, $5,000 and $15,000, respectively, were charged to operations as general and administrative expense with respect to such warrant.


10.  Operating Lease Commitments

During the nine months ended September 30, 2005, the Company entered into or modified several operating leases related primarily to its Las Vegas show ticketing business as described below.

In January 2005, the Company opened a new ticketing facility in the Fashion Show Mall under a lease that expires in October 2009.

In July 2005, the Company exercised its option to extend its lease for its corporate offices in Studio City, California for an additional five years through June 2010.

In September 2005, the Company extended its lease for its administrative offices in Las Vegas through June 2006.

In October 2005, the Company transferred one of its ticketing facilities to a new facility under a five year lease that expires in November 2010.

In late 2005, the Company anticipates opening a new ticketing facility in the Four Queens Hotel under a one year lease with annual automatic renewal provisions.

The aggregate minimum rental commitments for such facilities, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

Period Ending:
Three Months Ending December 31, 2005          $  157,688
Years Ending December 31,:
  2006                                            888,842
  2007                                            854,016
  2008                                            909,752
  2009                                            828,792
  2010                                            456,446
                                                ---------
  Total                                        $4,095,534
                                                =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or likely developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.


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


Results of Operations:

For the three months and nine months ended September 30, 2005 and 2004, the Company's only source of operating revenues was from its wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which commenced the operations of a same-day, half-price show ticketing business in Las Vegas in January 2004.

Three Months Ended September 30, 2005 and 2004 -

Revenues. Revenues from ticket commissions and fees were $740,989 for the three months ended September 30, 2005, as compared to $407,724 for the three months ended September 30, 2004, an increase of $333,265 or 81.7%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $2,756,691 for the three months ended September 30, 2005, as compared to $1,572,679 for the three months ended September 30, 2004, an increase of $1,184,012 or 75.3%. Commissions and fees earned as a percentage of gross ticket sales were 26.9% for the three months ended September 30, 2005, as compared to 25.9% for the three months ended September 30, 2004.

Direct Costs of Revenues. Direct costs of revenues were $372,905 for the three months ended September 30, 2005, as compared to $226,823 for the three months ended September 30, 2004, an increase of $146,082 or 64.4%. Direct costs of revenues decreased to 50.3% of revenues for the three months ended September 30, 2005, as compared to 55.6% of revenues for the three months ended September 30, 2004, as a result of a slower rate of increase in direct costs of revenues as compared to the growth in revenues in 2005 as compared to 2004. Direct costs of revenues increased on an absolute basis as a result of an increase in rent expense related to the increase in the number of ticketing locations, and the hiring of additional employees to staff these locations.

Selling and Marketing Expenses. Selling and marketing expenses were $75,825 for the three months ended September 30, 2005, as compared to $106,483 for the three months ended September 30, 2004, a decrease of $30,658 or 28.8%. Since the Company's Tix4Tonight operations commenced operations effective January 1, 2004, the first several months of 2004 were the initial period of operations for Tix4Tonight. The decrease in selling and marketing expenses in 2005 as compared to 2004 was a result of the Company incurring significant introductory promotional expenditures for its Tix4Tonight operations during the three months ended September 30, 2004.

Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business. The Company does not expect selling and marketing expenses to increase significantly to the extent that the Company opens additional ticket booths in Las Vegas.

General and Administrative Expenses. General and administrative expenses were $381,976 for the three months ended September 30, 2005, as compared to $424,588 for the three months ended September 30, 2004, a decrease of $42,612 or 10.0%, primarily as a result of a decrease in consulting and advisory fees. Included in general and administrative expenses were non-cash consulting and advisory fees of $5,000 for the three months ended September 30, 2005, as compared to $112,901 for the three months ended September 30, 2004.

Significant components of general and administrative expenses consist of personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and occupancy costs.

Depreciation and Amortization. Depreciation and amortization was $27,230 for the three months ended September 30, 2005, as compared to $15,294 for the three months ended September 30, 2004, an increase of $11,936 or 78.0%, primarily as a result of increased depreciation and amortization incurred with respect to leasehold improvements and equipment acquired for Tix4Tonight.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $116,947 for the three months ended September 30, 2005, as compared to a loss from operations of $365,464 for the three months ended September 30, 2004.

Interest Income. Interest income was $2 for the three months ended September 30, 2005. There was no interest income for the three months ended September 30, 2004.

Other Income. Other income was $100,000 for the three months ended September 30, 2005, as compared to other income of $26,612 for the three months ended September 30, 2004.

During August 2004, the Company relocated the administrative offices of Tix4Tonight to a new office facility in Las Vegas, Nevada, under a long-term lease. During March 2005, the lease for the Las Vegas administrative offices of Tix4Tonight was amended to provide an early termination provision, which entitled the Company to receive a cash payment of $100,000 upon delivery of a notice of early termination to the landlord. On April 1, 2005, the Company issued a notice of early termination to the landlord and received a cash payment of $100,000, as a result of which the Company was required to vacate the premises by October 1, 2005, unless it made alternative arrangements with the landlord. The Company recognized the $100,000 cash payment as other income at September 30, 2005, as it completed arrangements for a new office facility lease during the three months ended September 30, 2005.

Interest Expense. Interest expense was $181,851 for the three months ended September 30, 2005, as compared to $48,246 for the three months ended September 30, 2004, an increase of $133,605, primarily as a result of non-cash interest charges of $96,621 incurred as a result of the amortization of the discount and costs related to the Debentures that were issued in December 2004 and January 2005, and $15,547 of additional interest expense as a result of the Company's failure to timely file and have declared effective a registration statement with the Securities and Exchange Commission to register the shares of common issuable upon conversion of the Debentures. The registration statement was filed with the Securities and Exchange Commission on July 20, 2005.

Loss from Continuing Operations. As a result of the aforementioned factors, the loss from continuing operations was $198,796 for the three months ended September 30, 2005, as compared to a loss from continuing operations of $387,098 for the three months ended September 30, 2004.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $102,617 for the three months ended September 30, 2005, as compared to a loss from discontinued operations of $37,809 for the three months ended September 30, 2004, relating to the Company's former ride simulator business, which was terminated effective December 31, 2003.

Net Loss. As a result of the aforementioned factors, net loss was $96,179 for the three months ended September 30, 2005, as compared to a net loss of $424,907 for the three months ended September 30, 2004.


Nine Months Ended September 30, 2005 and 2004 -

Revenues. Revenues from ticket commissions and fees were $1,891,678 for the nine months ended September 30, 2005, as compared to $1,076,170 for the nine months ended September 30, 2004, an increase of $815,508 or 75.8%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $7,210,940 for the nine months ended September 30, 2005, as compared to $4,145,809 for the nine months ended September 30, 2004, an increase of $3,065,131 or 73.9%. Commissions and fees earned as a percentage of gross ticket sales were 26.2% for the nine months ended September 30, 2005, as compared to 26.0% for the nine months ended September 30, 2004.

Direct Costs of Revenues. Direct costs of revenues were $1,082,744 for the nine months ended September 30, 2005, as compared to $566,868 for the nine months ended September 30, 2004, an increase of $515,876 or 91.0%. Direct costs of revenues increased to 57.2% of revenues for the nine months ended September 30, 2005, as compared to 52.7% of revenues for the nine months ended September 30, 2004, as a result of a faster rate of increase in direct costs of revenues as compared to the growth in revenues in 2005 as compared to 2004. Direct costs of revenues increased on an absolute basis as a result of an increase in rent expense related to the increase in the number of ticketing locations, and the hiring of additional employees to staff these locations.

Selling and Marketing Expenses. Selling and marketing expenses were $235,603 for the nine months ended September 30, 2005, as compared to $308,466 for the nine months ended September 30, 2004, a decrease of $72,863 or 23.6%. Since the Company's Tix4Tonight operations commenced operations effective January 1, 2004, the first several months of 2004 were the initial period of operations for Tix4Tonight. The decrease in selling and marketing expenses in 2005 as compared to 2004 was a result of the Company incurring significant introductory promotional expenditures for its Tix4Tonight operations during the nine months ended September 30, 2004.

Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business. The Company does not expect selling and marketing expenses to increase significantly to the extent that the Company opens additional ticket booths in Las Vegas.

General and Administrative Expenses. General and administrative expenses were $1,517,759 for the nine months ended September 30, 2005, as compared to $1,131,069 for the nine months ended September 30, 2004, an increase of $386,690 or 34.2%, primarily as a result of an increase in legal fees, accounting and auditing fees, consulting and advisory fees, and investor relations fees. The Company incurred such increased fees primarily as a result of its efforts to raise additional capital and develop investor interest in the Company. Included in general and administrative expenses were non-cash consulting and advisory fees of $237,996 for the nine months ended September 30, 2005 (including $172,000 related to the issuance of warrants to Gang Consulting Ltd.), as compared to $227,651 for the nine months ended September 30, 2004.

Significant components of general and administrative expenses consist of personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and occupancy costs.

Depreciation and Amortization. Depreciation and amortization was $66,622 for the nine months ended September 30, 2005, as compared to $45,654 for the nine months ended September 30, 2004, an increase of $20,968 or 45.9%, primarily as a result of increased depreciation and amortization incurred with respect to leasehold improvements and equipment acquired for Tix4Tonight.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $1,011,050 for the nine months ended September 30, 2005, as compared to a loss from operations of $975,887 for the nine months ended September 30, 2004.

Interest Income. Interest income was $8 for the nine months ended September 30, 2005, as compared to $10 for the nine months ended September 30, 2004.

Other Income. Other income was $100,000 for the nine months ended September 30, 2005, as compared to other income of $26,884 for the nine months ended September 30, 2004.

During August 2004, the Company relocated the administrative offices of Tix4Tonight to a new office facility in Las Vegas, Nevada, under a long-term lease. During March 2005, the lease for the Las Vegas administrative offices of Tix4Tonight was amended to provide an early termination provision, which entitled the Company to receive a cash payment of $100,000 upon delivery of a notice of early termination to the landlord. On April 1, 2005, the Company issued a notice of early termination to the landlord and received a cash payment of $100,000, as a result of which the Company was required to vacate the premises by October 1, 2005, unless it made alternative arrangements with the landlord. The Company recognized the $100,000 cash payment as other income at September 30, 2005, as it completed arrangements for a new office facility lease during the three months ended September 30, 2005.

Interest Expense. Interest expense was $491,302 for the nine months ended September 30, 2005, as compared to $140,220 for the nine months ended September 30, 2004, an increase of $351,082, primarily as a result of non-cash interest charges of $289,863 incurred as a result of the amortization of the discount and costs related to the Debentures that were issued in December 2004 and January 2005, and $47,700 of additional interest expense as a result of the Company's failure to timely file and have declared effective a registration statement with the Securities and Exchange Commission to register the shares of common issuable upon conversion of the Debentures. The registration statement was filed with the Securities and Exchange Commission on July 20, 2005.

Loss from Continuing Operations. As a result of the aforementioned factors, loss from continuing operations was $1,402,344 for the nine months ended September 30, 2005, as compared to a loss from continuing operations of $1,089,213 for the nine months ended September 30, 2004.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $94,224 for the nine months ended September 30, 2005, as compared to a loss from discontinued operations of $54,732 for the nine months ended September 30, 2004, relating to the Company's former ride simulator business, which was terminated effective December 31, 2003.

Net Loss. As a result of the aforementioned factors, net loss was $1,308,120 for the nine months ended September 30, 2005, as compared to a net loss of $1,143,945 for the nine months ended September 30, 2004.


Liquidity and Capital Resources - September 30, 2005:

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

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,617,365 and negative cash flow from operations of $534,323 during the year ended December 31, 2004, and had a working capital deficiency of $1,265,185 and a stockholders' deficiency of $2,010,795 at December 31, 2004. During the nine months ended September 30, 2005, the Company incurred a further net loss of $1,308,120 and had a cash flow from operations of $59,038, and had a working capital deficiency of $2,217,284 and a stockholders' deficiency of $2,707,937 at September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Operating Activities. Operating activities generated cash of $59,038 during the nine months ended September 30, 2005, as compared to utilizing cash of $515,227 during the nine months ended September 30, 2004, primarily as a result of an increase in accounts payable and accrued liabilities and amortization of deferred loan costs in 2005. In addition, cash flows from operating activities for the nine months ended September 30, 2005 included non-recurring other income of $100,000 (see "Results of Operations" above). At September 30, 2005, the Company had cash of $151,207, as compared to $131,186 at December 31, 2004.

The Company had a working capital deficiency of $2,217,284 at September 30, 2005, as compared to $1,265,185 at December 31, 2004, primarily as a result of an increase in accounts payable and accrued liabilities and the classification of the Debentures issued in December 2004 and January 2005 as current liabilities at September 30, 2005. Accounts payable and accrued liabilities at September 30, 2005 and December 31, 2004 included $65,726 and $41,594, respectively, of accrued compensation due to the Company's Chief Executive Officer.

Investing Activities. For the nine months ended September 30, 2005, investing activities utilized net cash of $170,100 for the purchase of property and equipment. For the nine months ended September 30, 2004, investing activities provided net cash of $409,176, consisting of distributions and reimbursements from Tickets2Nite of $457,179, reduced by the purchase of property and equipment of $48,003.

Financing Activities. For the nine months ended September 30, 2005, financing activities provided net cash of $131,183, consisting of the net proceeds from the issuance of a convertible debenture of $224,300, reduced by payments on notes payable of $50,940 and payments on capital lease obligations of $42,177. For the nine months ended September 30, 2004, financing activities provided net cash of $21,418, consisting of $200,000 from the sale common stock and $25,000 from the exercise of a warrant, reduced by repayment of a bank line of credit of $174,000 and payments on capital lease obligations of $29,582.

On January 6, 2005, the Company issued a 5% convertible debenture with a face value of $280,000, with interest at 5%, due March 7, 2006, which generated net proceeds to the Company of $224,300. The Company also entered into a financing transaction on December 7, 2004 under which an investment firm, at the request of the Company, will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement, subject to the requirements as set forth in such Standby Equity Distribution Agreement (see "Issuance of Convertible Debentures and Standby Equity Distribution Agreement" below).

Issuance of Convertible Debentures and Standby Equity Distribution Agreement:

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures (the "Debentures") to Advantage Capital Development Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 6, 2005 and received net proceeds of $224,300. The Debentures mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures have been classified in the Company's balance sheet as non-current liabilities at December 31, 2004 and as current liabilities at September 30, 2005.

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

The Debentures are convertible into equity based on their face amount, which resulted in a beneficial conversion feature with a fair value of $62,500 for the $250,000 Debenture and $70,000 for the $280,000 Debenture. The aggregate value of the warrant of $36,000, the value of the beneficial conversion features of $62,500 and $70,000, and the aggregate related financing costs of $90,700 paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and are being charged to operations as interest expense over the term of the Debentures.

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

Cornell received 290,000 shares of the Company's common stock as a commitment fee and will receive an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The 310,000 shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $24,800) and were included in deferred offering costs in the Company's balance sheet at September 30, 2005 and December 31, 2004.

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

In the event the Initial Registration Statement is not filed by the Scheduled Filing Deadline or is not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Initial Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Initial

Registration Statement (whether because of a failure to keep the Initial Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Initial Registration Statement, failure to register sufficient shares of common stock or otherwise, then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline, as the case may be. Should the Company issue shares in lieu of cash to satisfy the outstanding Liquidated Damages, the price of the stock issued shall be calculated using the average closing bid price for the five (5) day period immediately preceding such demand.

Effective February 15, 2005, Advantage agreed to extend the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, for the three months ended March 31, 2005, the Company did not record a provision for Liquidated Damages.

On September 28, 2005, Advantage issued a Notice of Default to the Company with regard to the $530,000 principal amount of Debentures as a result of the Company's failure to pay an originally unspecified amount of liquidated damages as a result of the Company's failure to have its registration statement declared effective by the SEC by the specified filing date in accordance with the terms of the Debentures. On October 27, 2005, Advantage rescinded such Notice of Default and accepted the Company's proposed payment plan to cure the liquidated damages owed to Advantage. The proposed payment plan consists of three equal installments of $10,600, payable on the 18th day of each month beginning October 18, 2005 and ending December 18, 2005 (the "Payment Plan"). The Company agreed to make all payments in full according to the payment schedule and to have its registration statement declared effective by the SEC by no later than November 30, 2005. If the Company's registration statement is declared effective by November 30, 2005, Advantage agreed to forgo the October and November payments due from the Company according to the Payment Plan. If the Company's registration statement is not declared effective by November 30, 2005, the Notice of Default shall be reinstated and all amounts due and owing to Advantage shall immediately become payable.

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock that may be purchased by Cornell under the Standby Equity Distribution Agreement. The Company filed an amended registration statement on November 10, 2005. The registration statement has not yet been declared effective by the SEC. Upon effectiveness of such registration statement, it is the Company's current intention to periodically sell shares of common stock to Cornell under the Standby Equity Distribution Agreement to fund the Company's operations and financial commitments, subject to the trading activity and trading range of the Company's common stock, as well as general market conditions.

For the three months and nine months ended September 30, 2005, the Company recorded Liquidated Damages of $15,547 and $47,700, which has been included in interest expense in the condensed consolidated financial statements for such periods.

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

The agreement with Knightsbridge also provides that during the term of the agreement and for a period of two (2) years thereafter, through a source introduced, directly or indirectly, by Knightsbridge, with respect to any financing transaction that the Company completes, that Knightsbridge shall receive a referral fee for debt financings ranging from 1.0% to 2.0% and for equity financings ranging from 1.5% to 4.0%; and with respect to a merger or acquisition transaction, that Knightsbridge shall receive 5.0% of any securities issued by the Company and a fee ranging from 3.0% to 5.0% of the defined transaction value.

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

The Company expects to repay the Discounted Amount through new borrowings and/or proceeds from the Standby Equity Distribution Agreement (see "Issuance of Convertible Debentures and Standby Equity Distribution Agreement" above). Although the Company expects to repay in full the Discounted Amount, and was in compliance with the terms of the Forbearance Agreement at September 30, 2005 and December 31, 2004, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement.

Commitments and Contingencies. At September 30, 2005, the Company did not have any material commitments for capital expenditures, other than with respect to its new South Strip ticket booth facility at the Hawaiian Marketplace Shopping Center, which was opened in November 2005, and a new downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience, which is scheduled to be opened in late 2005.

The Company estimates that it will expend approximately $80,000 (excluding any assets acquired under capital leases) to build out these facilities, which the

Company expects to fund through the sale of its convertible debt and/or equity securities, although there can be no assurances that the Company will be successful in this regard.

Off-Balance Sheet Arrangements. At September 30, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.


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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that there were material weaknesses in the Company's internal controls relating to the recording and disclosing of equity-based transactions on a timely basis. The Company is addressing these issues by reviewing and revising its internal accounting policies and procedures and the allocation of resources currently provided to its accounting department. The Company expects that the resolution of these issues will take several months to complete.

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

The Company believes it has meritorious claims against the Forum Shops, and has filed counter-claims and intends to vigorously defend itself against this lawsuit. As this litigation is in its preliminary stages, the Company is currently unable to predict its ultimate resolution. The Company believes that it has made adequate provision for any loss contingency with respect to this litigation in its consolidated financial statements.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures (the "Debentures") to Advantage Capital Development Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing and received net proceeds of $200,000. The Company issued another Debenture for $280,000 on January 6, 2005 and received net proceeds of $224,300. The Debentures mature on March 7, 2006. On November 4, 2004, the Company also issued to Advantage a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007.

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

In the event the Initial Registration Statement is not filed by the Scheduled Filing Deadline or is not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Initial Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Initial Registration Statement (whether because of a failure to keep the Initial Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Initial Registration Statement, failure to register sufficient shares of common stock or otherwise, then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline, as the case may be. Should the Company issue shares in lieu of cash to satisfy the outstanding Liquidated Damages, the price of the stock issued shall be calculated using the average closing bid price for the five (5) day period immediately preceding such demand.

Effective February 15, 2005, Advantage agreed to extend the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures.

On September 28, 2005, Advantage issued a Notice of Default to the Company with regard to the $530,000 principal amount of Debentures as a result of the Company's failure to pay an originally unspecified amount of liquidated damages as a result of the Company's failure to have its registration statement declared effective by the SEC by the specified filing date in accordance with the terms of the Debentures. On October 27, 2005, Advantage rescinded such Notice of Default and accepted the Company's proposed payment plan to cure the liquidated damages owed to Advantage. The proposed payment plan consists of three equal installments of $10,600, payable on the 18th day of each month beginning October 18, 2005 and ending December 18, 2005 (the "Payment Plan"). The Company agreed to make all payments in full according to the payment schedule and to have its registration statement declared effective by the SEC by no later than November 30, 2005. If the Company's registration statement is declared effective by November 30, 2005, Advantage agreed to forgo the October and November payments due from the Company according to the Payment Plan. If the Company's registration statement is not declared effective by November 30, 2005, the Notice of Default shall be reinstated and all amounts due and owing to Advantage shall immediately become payable.


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



                                       TIX CORPORATION
                                       ---------------
                                         (Registrant)


                                       /s/ MITCHELL J. FRANCIS
Date:  November 16, 2005          By:  ___________________________
                                       Mitchell J. Francis
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer
                                       and Principal Financial
                                       Officer)

                                INDEX TO EXHIBITS



Exhibit
Number    Description of Document
------    -----------------------

10.1 Gang Consulting Ltd. Consulting Agreement dated January 3, 2005, filed as Exhibit 10.19 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 20, 2005, and incorporated herein by reference

10.2 Wall Streets Inside Reporter, Inc. Consulting Agreement dated June 30, 2005, filed as Exhibit 10.20 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 20, 2005, and incorporated herein by reference

10.3      Third Amendment to Lease between the Company and 12001 Ventura
          Corporation

31 Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002