Form 10KSB
period 2005-12-31
Tix CORP
filed 2006-03-30
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 2005

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

          For the transition period from _____________ to _____________

                         Commission File Number: 0-24592

                                 Tix Corporation
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

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ended December 31, 2005 were $2,695,191.

      The aggregate market value of the issuer's common stock held by non-affiliates of the issuer as of March 15, 2006, based on the closing market price of $0.25 per share, was $1,761,575.

      As of March 15, 2006, the issuer had 12,635,184 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format:  Yes [ ]  No [x]

      Documents incorporated by reference: None.



Special Note Regarding Forward-Looking Statements:

      This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", "intends", "plans", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

      Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, whether as a result of new information, future vents or otherwise.

                                TABLE OF CONTENTS

                                                                            Page

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS..............................        4
         ITEM 2.  DESCRIPTION OF PROPERTY..............................       11
         ITEM 3.  LEGAL PROCEEDINGS....................................       12
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.....................................       13

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS..........................       14
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATIONS................................       18
         ITEM 7.  FINANCIAL STATEMENTS.................................       29
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...............       29
         ITEM 8A. CONTROLS AND PROCEDURES..............................       29
         ITEM 8B. OTHER INFORMATION....................................       29

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT....................       31
         ITEM 10. EXECUTIVE COMPENSATION...............................       33
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT................................       37
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......       39
         ITEM 13. EXHIBITS.............................................       39
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............       39

SIGNATURES

                                     PART I.


ITEM 1.   DESCRIPTION OF BUSINESS

Overview:

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

Beginning in early 2003, the Forum Shops was engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believed negatively impacted customer traffic and operating conditions at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility lease during mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. As a result of the aforementioned factors, the Company's business, operating results and financial condition were adversely affected, which contributed to the Company's decision to close this ride facility on or about December 31, 2003.

In December 2005, the Company and the Forum Shops entered into a Settlement Agreement and Mutual Release of Claims with respect to this litigation. The Settlement Agreement and Mutual Release provided that the Forum Shops would make a one-time cash payment to the Company of $50,000 in complete settlement of this matter, which was received by the Company on December 28, 2005. In addition, the Settlement Agreement and Mutual Release contained standard release provisions with respect to the Company's former ride facility lease. In connection with this settlement, the Company recorded a gain of $676,657 in 2005, of which $626,657 reflected a reduction in previously recorded accrued rent included in liabilities related to discontinued operations.

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

Tix4Tonight, LLC:

On January 1, 2004, the Company commenced the operation of a same-day discount ticket business at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which was the Company's only source of operating revenues in 2004 and 2005. The operations of Tickets2Nite, LLC and Tix4Tonight, LLC are not directly comparable, since Tickets2Nite, LLC was accounted for under the equity method of accounting and Tix4Tonight, LLC is consolidated with the Company's operations. The Company's former partner in Tickets2Nite, LLC operates the same type of business in Las Vegas that competes with Tix4Tonight, LLC from one site on the Las Vegas Strip.

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

At December 31, 2005, accounts payable with respect to show ticket sold aggregated approximately $1,000,000, reflecting show tickets sold during the last five weeks of 2005.

Shown below is an example of a typical ticket sale transaction and the standard fees and commissions that the Company would earn on such a transaction. Nevada state taxes on the sale price of a ticket are collected by the Company and remitted to the respective show.

     Cost of ticket to customer:

     Face value of ticket                                   $ 100
     Less:  50% discount                                      (50)
                                                            -----
     Actual sale price of ticket to customer                   50
     Add:  ticketing fee                                        4
                                                            -----
     Total payment by customer for ticket                   $  54
                                                            =====

     Fees and commissions earned by Tix4Tonight:
     Ticketing fee (paid by customer)                       $   4
     Commission (paid by show)                                 10
                                                            -----
     Total revenues recognized by Tix4Tonight               $  14
                                                            =====

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon); the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); North Strip across from the Stardust Hotel and Casino; and a new downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005). The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada.

Revenue Concentrations:

During the year ended December 31, 2005, one hotel showroom and one other ticket source accounted for 14.0% and 11.6% of revenues, respectively. During the year ended December 31, 2004, one hotel showroom and two other ticket sources accounted for 11.7%, 11.1% and 12.7% of revenues, respectively.

Seasonality:

Because of the seasonal nature of tourism in Las Vegas, attendance patterns at Las Vegas shows may vary accordingly. The nature and degree of this seasonality varies among Las Vegas shows depending on the time of year, as well as the nature of entertainment alternatives available to audiences. The Company expects that tourist traffic in Las

Vegas, and thus the Company's revenues, will be the highest in November and December and lowest in January and September.

Competition:

The Company sells unsold tickets on the same day of the performance at one-half of the box office price. Typically, the producers provide such tickets to the Company on a non-exclusive basis. Therefore, other ticket brokers can enter into competition with the Company to offer the same or similar services to both producers and customers. The Company currently has at least two competitors in the Las Vegas market and the possibility exists for other competitors to compete both there and in other markets targeted by the Company. Other competitors may possess longer operating histories, larger customer bases, longer relationships with producers, and significantly greater financial, technical, marketing, and public relations resources than the Company. Accordingly, the Company may not be able to compete successfully and competitive pressures may adversely affect its business, results of operations and financial condition.

Intellectual Property:

The Company has filed two applications for patents with the United States Patent and Trademark Office. The Company will be applying for additional trademark and copyright protection in the future.

Insurance:

The Company maintains insurance coverage that it believes provides adequate coverage for all of its current operations. The Company also maintains $1,000,000 of "key-man" life insurance on the life of Mitch Francis, its President and Chief Executive Officer, as to which the Company is the sole beneficiary. In conjunction with an agreement with its lender effective October 29, 2004 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- Transactions with Primary Secured Lender"), the Company also assigned to the lender as additional collateral its interest in and rights to this key man life insurance policy.

Employees:

As of March 15, 2006, the Company had four full-time employees at its corporate offices and twenty-five employees at its Las Vegas operation. Employees at the Las Vegas operation consist of both full-time and part-time employees. The Company's employees are not represented by any unions. The Company believes that its relations with its employees are satisfactory.


                                  RISK FACTORS

The Company is subject to various risks that may material harm its business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company's common stock. If any of these risks or uncertainties actually occurs, the Company's business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company's common stock could decline and an investor could lose all or part of his or her investment.


                     RISKS RELATED TO THE COMPANY'S BUSINESS

THE COMPANY HAS A WORKING CAPITAL DEFICIT AND IF IT IS UNABLE TO RAISE ADDITIONAL CAPITAL THE COMPANY WILL NEED TO CURTAIL BUSINESS OPERATIONS

The Company had a working capital deficiency of $2,766,621 at December 31, 2005, and continues to need cash for operations. The Company has relied on debt and equity financings to fund its operations. As of December 31, 2005, the Company had $315,763 of cash on hand, the Company's total current assets were $345,216 and the Company's total current liabilities were $3,111,837. The Company will need to raise additional capital to fund its anticipated operating expenses and future expansion. Unless the Company attains profitable operations, it will need to secure additional financing from external sources. The sale of its common stock to raise capital may cause dilution to its existing shareholders. The Company's inability to obtain adequate financing may result in the need to curtail business operations. Any of these events would likely be materially harmful to the Company's business and may result in a lower stock price. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE COMPANY'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS ISSUED ITS OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company has been subject to a going concern opinion from its independent registered public accounting firm. The Company had a net loss of $1,022,952 for the year ended December 31, 2005, and had a working capital deficiency of $2,766,621 and a stockholders' deficiency of $2,399,569 at December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company will require additional capital to fund operating and debt service requirements and to expand the operations of Tix4Tonight, and the Company has been exploring various alternatives to raise this required capital, including obtaining funding under the Standby Equity Distribution Agreement with Cornell Capital Partners, LP. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

THE COMPANY IS RELIANT ON MITCH FRANCIS, ITS CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHAIRMAN AND IF THE COMPANY LOSES MR. FRANCIS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS AND OPERATIONS

The success of the Company depends upon the personal efforts and abilities of Mitch Francis, its Chairman of the Board of Directors and the Company's Chief Executive Officer and Chief Financial Officer. The Company's ability to operate and expand its business is heavily dependent on access to the continued services of Mr. Francis. The Company may face competition for the services of Mr. Francis, although Mr. Francis has recently signed a three-year employment agreement with the Company. The Company cannot be certain that it will be able to retain Mr. Francis or attract and retain other qualified employees. The loss of Mr. Francis or the Company's inability to attract and retain qualified employees on an as-needed basis could have a material adverse effect on the Company's business and operations. The Company maintains $1,000,000 of key-man life insurance on the life of Mr. Francis, as to which it is the sole beneficiary, which has been assigned as security to Finova Technology Finance, Inc.

THE COMPANY'S FUTURE CAPITAL NEEDS MAY NOT BE MET AND IT MAY BE FORCED TO ABANDON OR CURTAIL ITS BUSINESS PLANS OR OPERATIONS

The Company's growth and continued operations could be impaired by limitations on its access to capital markets. If the market for the ticket broker industry were to weaken for an extended period of time, the Company's ability to raise capital would be substantially reduced. There can be no assurance that capital from outside sources will be available, or that if such financing is available, it may involve issuing securities senior to the common stock or equity financings which would be dilutive to holders of common stock. If the Company's future capital needs are not met, the Company may be forced to abandon or curtail its business plan.

THE COMPANY'S STOCK IS QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD AND COULD BE SUBJECT TO EXTREME VOLATILITY

The Company's common stock is currently quoted under the symbol "TIXC" on the Over-the-Counter Bulletin Board, which is often characterized by low trading volume. A large volume of stock being sold into the market at any one time could cause the stock to rapidly decline in price. In addition, the Company must comply with ongoing eligibility rules to ensure that the Company's common stock is not removed from the Over-the-Counter Bulletin Board, which would materially adversely affect the liquidity and volatility of the Company's common stock.

THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK AND THE COMPANY'S STOCKHOLDERS MAY BE UNABLE TO LIQUIDATE THEIR SHARES

The Company's common stock is listed on the Over-the-Counter Bulletin Board, and there is a limited volume of sales, thus providing a limited liquidity into the market for the Company's shares. As a result of the foregoing, stockholders may be unable to liquidate their shares.

THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE

The Company has not declared or paid, and it does not anticipate declaring or paying in the foreseeable future, any cash dividends on its common stock. The Company's ability to pay dividends is dependent upon, among other things, its future earnings, if any, as well as its operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by the Company is subject to the discretion of the Company's board of directors. Accordingly, there is no assurance that any dividends will ever be paid on the Company's common stock.

THE COMPANY'S INDUSTRY IS SUBJECT TO COMPETITION AND COMPETITIVE PRESSURES THAT COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company sells unsold tickets on the same day of the performance at one-half of the box office price. Typically, the producers provide such tickets to the Company on a non-exclusive basis. Therefore, other ticket brokers can enter into competition with the Company to offer the same or similar service to both producers and customers. The Company currently has at least two competitors in the Las Vegas market and the possibility exists for others to compete both there and in other markets targeted by the Company. Other competitors may possess longer operating histories, larger customer bases, longer relationships with producers, and significantly greater financial, technical, marketing, and public relations resources than the Company. The Company may not be able to compete successfully and competitive pressures may adversely affect the Company's business, results of operations and financial condition.

THE COMPANY MAY BE UNABLE TO MANAGE GROWTH WHICH COULD ADVERSELY AFFECT ITS BUSINESS

Successful implementation of the Company's business strategy requires the Company to manage its growth. Growth could place an increasing strain on the Company's management and financial resources. To manage growth effectively, the Company will need to:

1. Establish definitive business strategies, goals and objectives.

2. Install and maintain a system of management controls.

3. Attract and retain qualified personnel, as well as develop, train and manage management-level and other employees.

If the Company fails to manage its growth effectively, the Company's business, financial condition or operating results could be materially harmed, and the Company's stock price may decline accordingly.

                          RISKS RELATED TO THE OFFERING

EXISTING STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM THE COMPANY'S SALE OF SHARES UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT

In the event that the Company elects to sell shares pursuant to the Standby Equity Distribution Agreement with Cornell Capital Partners, LP, the sale of such shares will have a dilutive impact on the Company's stockholders. For example, if the offering occurred on December 31, 2005 at an assumed offering price of $0.2646 per share (98% of the closing bid price of $0.27 per share on December 31, 2005), new stockholders would experience an immediate dilution in net tangible book value of $0.1985 per share. At assumed offering prices of $0.1985, $0.1323 and $0.0662 per share, dilution per share to new stockholders would be $0.1712, $0.1439 and $0.1166, respectively.

As a result, in future periods the Company's earnings per share could decrease, and the market price of the Company's common stock could decline. The lower the Company's stock price, the more shares of common stock the Company would have to issue under the Standby Equity Distribution Agreement to draw down the full amount. If the Company's stock price is lower, then its existing stockholders would experience greater dilution.

UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT CORNELL CAPITAL PARTNERS WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF THE COMPANY'S COMMON STOCK

The common stock to be issued under the Standby Equity Distribution Agreement will be issued at a 2% discount to the lowest closing bid price for the five days immediately following the notice date of an advance. In addition, Cornell Capital Partners will retain 10% from each advance. Based on this discount, Cornell Capital Partners will have an incentive to sell immediately to realize the gain on the 2% discount. These discounted sales could cause the price of the Company's common stock to decline, based on increased selling of the Company's common stock.

THE SALE OF THE COMPANY'S COMMON STOCK UNDER ITS STANDBY EQUITY DISTRIBUTION AGREEMENT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF THE COMPANY'S STOCK PRICE

In many circumstances the provision of a Standby Equity Distribution Agreement for companies that are traded on the Over-the-Counter Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market's ability to take up the increased stock or if the Company has not performed in such a manner to show that the equity funds raised will be used to grow the Company. Such an event could place further downward pressure on the price of common stock. Under the terms of the Company's Standby Equity Distribution Agreement, the Company may request numerous draw downs pursuant to the terms of the Standby Equity Distribution Agreement. Even if the Company uses the Standby Equity Distribution Agreement to grow its revenues and profits or invest in assets which are materially beneficial to the Company, the opportunity exists for short sellers and others to contribute to the future decline of the Company's stock price. If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so, which in turn may cause long holders of the stock to sell their shares, thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, the price will decline.

It is not possible to predict those circumstances whereby short sales could materialize or to what the share price could drop. In some companies that have been subjected to short sales the stock price has dropped to near zero. This could happen to the Company's stock price.

THE COMPANY MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT WHEN NEEDED

The Company is dependent on external financing to fund its operations. The Company's financing needs are expected to be partially provided from the Standby Equity Distribution Agreement. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because the Company is limited to a maximum draw down of $500,000 during any seven trading day period.

THE COMPANY MAY NOT BE ABLE TO DRAW DOWN UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT IF THE INVESTOR HOLDS MORE THAN 9.9% OF THE COMPANY'S COMMON STOCK

In the event Cornell Capital Partners holds 9.99% or more of the then-outstanding shares of common stock of the Company, the Company will be unable to draw down on the Standby Equity Distribution Agreement, since holding in excess of such amount could subject Cornell Capital Partners to restrictions on its ability to sell its common shares in the open market. Currently, Cornell Capital Partners has beneficial ownership of 5.2% of the Company's common stock and therefore the Company would be able to make draw downs on the Standby Equity Distribution Agreement so long as Cornell Capital's beneficial ownership remains below 9.99%. If Cornell Capital Partner's beneficial ownership becomes 9.99% or more, the Company would be unable to draw down on the Standby Equity Distribution Agreement. In that event, if the Company is unable to obtain additional external funding or generate sufficient revenues from operations to fund its operating requirements, the Company could be forced to curtail or cease its operations.

THE COMMON STOCK IS DEEMED TO BE A "PENNY STOCK", WHICH MAY MAKE IT MORE DIFFICULT FOR NEW INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

The common stock is deemed to be "penny stock", as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

1. With a price of less than $5.00 per share;

2. That are not traded on a "recognized" national exchange;

3. Whose prices are not quoted on the Nasdaq automated quotation system;

4. Nasdaq stocks that trade below $5.00 per share are deemed a "penny stock" for purposes of Section 15(b)(6) of the Exchange Act;

5. In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for the Company's common stock by reducing the number of potential investors. This may make it more difficult for investors in the Company's common stock to sell shares to third parties or to otherwise dispose of them. This could cause the Company's stock price to decline.


ITEM 2.   DESCRIPTION OF PROPERTY

Las Vegas Operations:

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon); the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); North Strip across from the Stardust Hotel and Casino; and a new downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005).

The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada, pursuant to a non-renewable lease that terminates on June 30, 2006.

Corporate Offices:

The Company leases office space at 12001 Ventura Place, Suite 340, Studio City, California 91604 as its corporate headquarters, pursuant to a lease for a period of five years expiring June 2010, with an option to extend the term of the lease for one additional five-year period.

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at December 31, 2005, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

               Years Ending December 31,
               -------------------------

               2006             $  834,842
               2007                800,016
               2008                855,752
               2009                774,792
               2010                367,463
                                 ---------
                                $3,632,865
                                 =========


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

Beginning in early 2003, the Forum Shops had been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believed negatively impacted customer traffic and operating conditions at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility lease during mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease, in an action entitled Forum Developers Limited v. Cinema Ride, Inc., District Court of Clark County, Nevada (Case No. A474243). As a result of the aforementioned factors, the Company's business, operating results and financial condition were adversely affected, which contributed to the Company's decision to close this ride facility on or about December 31, 2003.

At December 31, 2004, liabilities related to discontinued operations aggregated $652,529, respectively, of which $626,657 related to accrued but unpaid rent with respect to the Company's lease for its former Las Vegas ride facility from mid-2003, when the Company suspended the payment of rent to the Forum Shops, through the expiration date of the lease, January 31, 2005. The Company accrued rent on its former Las Vegas ride facility at the full monthly amount (which included common area fees and utilities) through the date the ride facility was shut-down, December 31, 2003, and at the base monthly rent subsequent to that date.

In December 2005, the Company and the Forum Shops entered into a Settlement Agreement and Mutual Release of Claims with respect to this litigation. The Settlement Agreement and Mutual Release provided that the Forum Shops would make a one-time cash payment to the Company of $50,000 in complete settlement of this matter, which was received by the Company on December 28, 2005. In addition, the Settlement Agreement and Mutual Release contained standard release provisions with respect to the Company's former ride facility lease. In connection with this settlement, the Company recorded a gain of $676,657 in 2005, of which $626,657 reflected a reduction in previously recorded accrued rent included in liabilities related to discontinued operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                    PART II.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Since March 3, 2005, the effective date of the change in the Company's name to "Tix Corporation", the Company's common stock has traded on the OTC Bulletin Board under the symbol "TIXC". Prior to that date, the Company's common stock traded under the symbol "MOVE".

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

                                                      Low         High
                                                      ---         ----

      Fiscal Year Ended December 31, 2004:
      -----------------------------------

      Three months ended -

      March 31, 2004                                 $0.14        $0.54
      June 30, 2004                                   0.25         0.64
      September 30, 2004                              0.10         0.53
      December 31, 2004                               0.37         0.59



      Fiscal Year Ended December 31, 2005:
      -----------------------------------

      Three months ended -

      March 31, 2005                                 $0.30        $0.60
      June 30, 2005                                   0.24         0.50
      September 30, 2005                              0.23         0.40
      December 31, 2005                               0.21         0.38


(b) Holders

As of December 31, 2005, the Company had 231 common shareholders of record, excluding 3,125,002 shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 1,100 beneficial common shareholders as of December 31, 2005.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2004 Option Plan:

On March 3, 2005, the Company adopted the 2004 Stock Option Plan (the "2004 Option Plan") for officers and employees of the Company or its subsidiaries. The 2004 Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Option Plan authorized the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 960,000 shares of the Company's common stock. No option may be exercised during the first six months of its term except in the case of death. The Company had not issued any options under the 2004 Option Plan at December 31, 2005.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the "2004 Directors Option Plan") for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company's common stock. The Company had not issued any options under the 2004 Directors Option Plan at December 31, 2005.

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

On March 29, 2004, the Company issued 300,000 shares of common stock under the Consultant Stock Plan to Benjamin Frankel, a director of the Company who was, at that time, a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard, for accounting and tax services (see "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

On June 16, 2004, the Company issued 111,112 shares of common stock and an option to purchase 100,000 shares of common stock, all under the Consultant Stock Plan, to Erick

Richardson, a partner in the law firm of Richardson & Patel LLP, for legal services. The option is exercisable for a period of five years, one-half at $0.50 per share and one-half at $1.00 per share (subsequently reduced to $0.50 per share on January 31, 2005).

Effective January 31, 2005, the Company also issued 104,845 shares of common stock and an option to purchase 18,800 shares of common stock, all under the Consultant Stock Plan, to Erick Richardson, a partner in the law firm of Richardson & Patel LLC, for legal services. The option is exercisable for a period of five years at $0.50 per share.

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

The securities authorized for issuance under the Company's equity compensation plans at December 31, 2005 are summarized as follows:

                                                      Number of
                                                      securities
                                                      remaining
                                                      available
                        Number of                     for future
                        securities     Weighted-      issuance
                        to be          average        under equity
                        issued upon    exercise       compensation
                        exercise of    price of       plans
                        outstanding    outstanding    (excluding
                        options,       options,       securities
                        warrants       warrants       reflected in
Plan Category           and rights     and rights     column (a))
-------------           -----------    -----------    ------------
                            (a)           (b)             (c)

Equity compensation
  plans approved by
  security holders         1,500         $0.39         1,200,000

Equity compensation
  plans not approved
  by security holders    118,800         $0.50           965,243
                         -------                       ---------
Total                    120,300         $0.50         2,165,243
                         =======          ====         =========



Sales of Unregistered Securities:

Effective as of January 3, 2002, the Company entered into a two-year consulting arrangement with a financial advisory firm, Gang Consulting, Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. This consulting arrangement was subsequently extended through December 31, 2004. During the year ended December 31, 2004, the Company issued 300,000 shares of common stock to such firm with a fair market value of $110,250, which was charged to operations as general and administrative expense. On April 22, 2004, such firm exercised warrants to purchase 100,000 shares of common stock at $0.25 per share for gross proceeds of $25,000. Effective January 3, 2005, the Company and Gang Consulting Ltd. entered into a new two-year consulting arrangement commencing January 1, 2005 that provided for: (1) the termination of the consulting fee payable to Gang Consulting Ltd. of $10,000 per month; (2) the cancellation of common stock purchase warrants previously issued to Gang Consulting Ltd. to purchase an aggregate of 800,000 shares of common stock in equal installments of 100,000 shares at $0.50, $1.00, $1.50, $2.00, $2.50, $3.00, $3.50 and $4.00 per share, respectively; and
(3) the issuance of common stock purchase warrants to purchase 400,000 shares of common stock, which were fully vested at issuance and exercisable through May 1, 2008 as follows: 100,000 shares at $0.25 per share; 100,000 shares at $0.50 per share; 50,000 shares at $0.75 per share; 50,000 shares at $1.00 per share; 25,000 shares at $1.25 per share; 25,000 shares at $1.50 per share; 25,000 shares at $1.75 per share; and 25,000 shares at $2.00 per share. The aggregate fair value of such warrants, calculated pursuant to the Black-Scholes option-pricing model, was $172,000, and was charged to operations as general and administrative expense during 2005, as the warrants were fully vested and non-forfeitable at the date of issuance.

During the year ended December 31, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating proceeds of $200,000.

During the year ended December 31, 2004, the Company issued warrants to four unaffiliated individuals for services rendered to purchase 210,000 shares of common stock exercisable for a period of three years at $0.25 per share (50,000 shares), $0.30 per share (100,000 shares) and $0.50 per share (60,000 shares). The aggregate fair value of the warrants, calculated pursuant to the Black-Scholes option-pricing model, was $92,400, and was charged to operations as general and administrative expense.

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures with an aggregate face value of $530,000 (collectively, the "Debentures") to Advantage Capital Development Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing ("Debenture No. 1") and received net proceeds of $200,000. The Company issued another Debenture with a face value of $280,000 on January 6, 2005 ("Debenture No. 2") and received net proceeds of $239,300. The Debentures were originally scheduled to mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures were classified in the Company's balance sheet as non-current liabilities at December 31, 2004 and as current liabilities at December 31, 2005. On November 4, 2004, the Company also issued to Advantage a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000. The aggregate value of the warrant, the value of the beneficial conversion features, and the aggregate related financing costs paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and are being charged to operations as interest expense over the term of the Debentures.

In addition, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell, at the request of the Company, will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. Cornell received 290,000 shares of the Company's common stock as a commitment fee and received an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share, of which $23,200 and $24,800 were recorded during the years ended December 31, 2005 and 2004, respectively, and were included in deferred offering costs in the Company's balance sheet at December 31, 2005 and 2004.

On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC ("Knightsbridge") as a referral fee. The Company was obligated to file a registration statement to cover 200% of the shares so issued. The agreement with Knightsbridge is for an initial term through February 28, 2005, and shall continue thereafter on a month-to-month basis, but the Company shall not have the right to terminate the agreement until such time as it has fulfilled all of its obligations under its agreement with Advantage. The Company also agreed to pay Knightsbridge a monthly consulting fee of $2,500. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and is being charged to operations as interest expense over the remaining term of the Debentures.

On January 31, 2005, the Company issued 136,539 shares of common stock to Richardson & Patel LLC for legal services. The shares of common stock have piggyback registration rights. The aggregate fair market value of the shares on the date of issuance was $57,346 ($0.42 per share).

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

On May 24, 2005, the Company entered into a one-year consulting services agreement with CollegeStock LLC for public relations and communications services, which provided for a cash payment of $7,500 and the issuance of a warrant to purchase 20,000 shares of the Company's common stock exercisable at $0.24 per share through May 24, 2008. The fair value of such warrant, calculated pursuant to the Black-Scholes option-pricing model, was $4,600, and was charged to operations as general and administrative expense during the year ended December 31, 2005, as the warrant was fully vested and non-forfeitable at the date of issuance.

On June 30, 2005, the Company entered into a three-month consulting agreement with Wall Streets Inside Reporter, Inc. for marketing and strategic planning services, which provided for a monthly cash payment of $5,000 and the issuance of 140,000 shares of common stock. The shares of common stock have piggyback registration rights. The aggregate value of such shares of $35,000 was charged to deferred compensation in the stockholders' deficiency section of the Company's consolidated balance sheet. The parties have agreed that the services to be rendered pursuant to the consulting agreement will be provided when the Company's registration statement has been declared effective by the SEC. Accordingly, the $35,000 will be charged to operations as general and administrative expense over the three month period commencing from February 13, 2006, the date that the Company's registration statement was declared effective by the Securities and Exchange Commission.

The shares of common stock acquired by investors were issued without registration pursuant to an exemption provided by Regulation D of the Securities Act of 1933, as amended. The shares of common stock and warrants acquired by officers, directors, employees and consultants were issued without registration pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Effective January 1, 2004, the Company's sole business activity, through its wholly-owned subsidiary, Tix4Tonight, LLC, was the sale of tickets for Las Vegas shows at 50% of the original box office price, on the same day of the performance, from ticket booths located on the Las Vegas Strip.

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon); the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); North Strip across from the Stardust Hotel and Casino; and a new downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005).

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


Results of Operations:

Years Ended December 31, 2005 and 2004:

Revenues. Revenues from ticket commissions and fees were $2,695,191 for the year ended December 31, 2005, as compared to $1,557,459 for the year ended December 31, 2004, an increase of $1,137,732, or 73.1%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $10,295,287 for the year ended December 31, 2005, as compared to $6,066,538 for the year ended December 31, 2004, an increase of $4,228,749, or 69.7%.

Direct Costs of Revenues. Direct costs of revenues were $1,510,191 for the year ended December 31, 2005, as compared to $800,268 for the year ended December 31, 2004, an increase of $709,923 or 88.7%. Direct costs of revenues increased to 56.0% of revenues for the year ended December 31, 2005, as compared to 51.4% of revenues for the year ended December 31, 2004, as a result of a faster rate of increase in direct costs of revenues as compared to the growth in revenues in 2005 as compared to 2004. Direct costs of revenues increased on an absolute basis as a result of an increase in rent expense of 138.9% as a result of an increase in the number of ticketing locations, and the hiring of additional employees to staff these locations.

Selling and Marketing Expenses. Selling and marketing expenses were $326,439 for the year ended December 31, 2005, as compared to $366,461 for the year ended December 31, 2004. Selling and marketing expenses decreased to 12.1% of revenues for the year ended December 31, 2005, as compared to 23.5% of revenues for the year ended December 31, 2004. Since the Company's Tix4Tonight operations commenced operations effective January 1, 2004, the first several months of 2004 were the initial period of operations for Tix4Tonight. The decrease in selling and marketing expenses in 2005 as compared to 2004 was a result of the Company incurring significant introductory promotional expenditures for its Tix4Tonight operations during the year ended December 31, 2004.

Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business. The Company does not expect selling and marketing expenses to increase significantly as a result of the Company having recently opened additional ticketing locations in Las Vegas.

General and Administrative Expenses. General and administrative expenses were $1,906,983 for the year ended December 31, 2005, as compared to $1,488,312 for the year ended December 31, 2004, an increase of $418,671 or 28.1%, primarily as a result of an increase in legal fees, accounting and auditing fees, consulting and advisory fees, and investor relations fees. The Company incurred such increased fees primarily as a result of its efforts to raise additional capital and develop investor interest in the Company. General and administrative expenses decreased to 70.8% of revenues for the year ended December 31, 2005, as compared to 95.6% of revenues for the year ended December 31, 2004. Included in general and administrative expenses were non-cash consulting and advisory fees of $237,996 for the year ended December 31, 2005 (including $172,000 related to the issuance of warrants to Gang Consulting Ltd.), as compared to $264,650 for the year ended December 31, 2004.

Significant components of general and administrative expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and occupancy costs.

Depreciation and Amortization. Depreciation and amortization was $108,612 for the year ended December 31, 2005, as compared to $61,556 for the year ended December 31, 2004, an increase of $47,056 or 76.4%, primarily as a result of increased depreciation and amortization incurred with respect to leasehold improvements and equipment acquired for Tix4Tonight's new ticketing locations in Las Vegas.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $1,157,034 for the year ended December 31, 2005, as compared to a loss from operations of $1,159,138 for the year ended December 31, 2004.

Other Income. Other income was $100,000 for the year ended December 31, 2005. The Company did not have any other income for the year ended December 31, 2004.

During August 2004, the Company relocated the administrative offices of Tix4Tonight to a new office facility in Las Vegas, Nevada, under a long-term lease. During March 2005, the lease for the Las Vegas administrative offices of Tix4Tonight was amended to provide an early termination provision, which entitled the Company to receive a cash payment of $100,000 upon delivery of a notice of early termination to the landlord. On April 1, 2005, the Company issued a notice of early termination to the landlord and received a cash payment of $100,000, as a result of which the Company was required to vacate the premises by October 1, 2005, unless it made alternative arrangements with the landlord. The Company recognized the $100,000 cash payment as other income at September 30, 2005, as it completed arrangements for a new office facility lease during the period.

Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets was $32,237 for the year ended December 31, 2005, which consisted of unamortized leasehold improvements abandoned as a result of the Company closing its ticketing booth located next to the Harley-Davidson Cafe in November 2005. The Company did not have any loss on disposal of fixed assets for the year ended December 31, 2004.

Interest Income. Interest income was $69 for the year ended December 31, 2005, as compared to $12 for the year ended December 31, 2004.

Interest Expense. Interest expense was $676,535 for the year ended December 31, 2005, as compared to $193,939 for the year ended December 31, 2004, an increase of $482,596, primarily as a result of non-cash charges of $386,484 incurred as a result of the amortization of the discount and costs related to the Debentures that were issued in December 2004 and January 2005, interest expense calculated on the Remaining Indebtedness on the Finova notes payable of $146,317, and default interest expense of $79,500 as a result of the Company's failure to timely file and have declared effective a registration statement with the Securities and Exchange Commission to register the shares of common issuable upon conversion of the Debentures. The registration statement was filed with the Securities and Exchange Commission on July 20, 2005 and, as amended, was declared effective on February 13, 2006.

Loss from Continuing Operations. As a result of the aforementioned factors, loss from continuing operations was $1,765,737 for the year ended December 31, 2005, as compared to a loss from continuing operations of $1,353,065 for the year ended December 31, 2004.

Income from Discontinued Operations. Income from discontinued operations was $742,785 for the year ended December 31, 2005, as compared to income from discontinued operations of $26,884 for the year ended December 31, 2004, relating to the Company's former ride simulator business, which was terminated effective December 31, 2003.

In December 2005, the Company and the Forum Shops entered into a Settlement Agreement and Mutual Release of Claims with respect to a lawsuit relating to the Company's former Las Vegas ride facility. The Settlement Agreement and Mutual Release provided that the Forum Shops would make a one-time cash payment to the Company of $50,000 in complete settlement of this matter, which was received by the Company on December 28, 2005. In addition, the Settlement Agreement and Mutual Release contained standard release provisions with respect to the Company's former ride facility lease. In connection with this settlement, the Company recorded a gain of $676,657 in 2005, of which $50,000 represented a cash settlement and $626,657 reflected a reduction in previously recorded accrued rent included in liabilities related to discontinued operations.

During 2005, the Company liquidated assets related to its discontinued operations for a cash payment of $25,000, incurred legal fees with respect to the litigation on its former Las Vegas ride facility, adjusted certain accruals related to its discontinued operations, and settled various obligations at a reduced amount with respect to its discontinued operations, as a result of which the Company recorded $66,128 of income from discontinued operations in the statement of operations for the year ended December 31, 2005.

During 2004, the Company settled a note payable related to its discontinued operations and as a result recorded forgiveness of debt of $26,884, which was reflected as income from discontinued operations in the statement of operations for the year ended December 31, 2004.

Loss from Closure of Discontinued Operations. During 2004, the Company recorded costs related to the closure of discontinued operations of $291,184, which were reflected as loss from closure of discontinued operations for the year ended December 31, 2004. The Company did not have any similar costs in 2005.

Income (Loss) from Discontinued Operations. As a result of the aforementioned factors, income from discontinued operations was $742,785 for the year ended December 31, 2005, as compared to a loss from discontinued operations of $264,300 for the year ended December 31, 2004.

Net Loss. As a result of the aforementioned factors, net loss was $1,022,952 for the year ended December 31, 2005, as compared to a net loss of $1,617,365 for the year ended December 31, 2004.


Liquidity and Capital Resources - December 31, 2005:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its debt and equity securities to provide the resources necessary to develop its show ticketing business. During December 2004, the Company issued a convertible debenture with a face value of $250,000, with interest at 5%, which generated net proceeds to the Company of $200,000. The Company issued another convertible debenture for $280,000 during January 2005 and received net proceeds of $239,300. The Debentures were originally scheduled to mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures were classified in the Company's balance sheet as non-current liabilities at December 31, 2004 and as current liabilities at December 31, 2005.

The Company is continuing its efforts to raise new capital in 2006 to support the development and expansion of its Las Vegas show ticketing business, although there can be no assurances that the Company will be successful in this regard.

Going Concern:

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,022,952 during the year ended December 31, 2005, and had a working capital deficiency of $2,766,621 and a stockholders' deficiency of $2,399,569 at December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company will require additional capital to fund operating and debt service requirements and to expand and grow the operations of Tix4Tonight. The Company has been exploring various alternatives to raise this required capital. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

Operating Activities. Operating activities generated cash of $289,506 during the year ended December 31, 2005, as compared to utilizing cash of $534,323 during the year ended December 31, 2004, primarily as a result of an increase in accounts payable and accrued liabilities and amortization of deferred loan costs in 2005. In addition, cash flows from operating activities for the year ended December 31, 2005 included non-recurring sources of cash generated from both continuing and discontinued operations of $175,000 (see "Results of Operations" above). At December 31, 2005, the Company had cash of $315,763 as compared to cash of $131,186 at December 31, 2004.

The Company had a working capital deficiency of $2,766,621 at December 31, 2005, as compared to $1,265,185 at December 31, 2004, primarily as a result of an increase in accounts payable and accrued liabilities and the classification of the Debentures issued in December 2004 and January 2005 and the Finova notes payable as current liabilities at December 31, 2005. Accounts payable and accrued liabilities at December 31, 2005 and December 31, 2004 included $65,726 and $41,594, respectively, of accrued compensation due to the Company's Chief Executive Officer.

Investing Activities. For the year ended December 31, 2005, investing activities utilized net cash of $220,925 for the purchases of property and equipment. For the year ended December 31, 2004, investing activities generated net cash of $370,342, consisting of distributions and reimbursements from Tickets2Nite of $457,179, reduced by the purchases of property and equipment of $86,837.

Financing Activities. For the year ended December 31, 2005, financing activities generated net cash of $115,996, consisting of the net proceeds from the issuance of a convertible debenture of $239,300, reduced by payments on notes payable of $61,559 and payments on capital lease obligations of $61,745. For the year ended December 31, 2004, financing activities generated net cash of $203,856, consisting of $225,000 from the issuance of the Company's securities and net proceeds from the issuance of a convertible debenture of $200,000, reduced by repayment of a bank line of credit of $174,000, payments on notes payable of $5,682 and payments on capital lease obligations of $41,462.

During the year ended December 31, 2004, the Company sold 400,000 shares of its common stock to accredited investors in a private placement at $0.50 per share, generating proceeds of $200,000, and a warrant holder exercised a warrant to purchase 100,000 shares of common stock, generating proceeds of $25,000.

In addition, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell, at the request of the Company, will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company has the right to decide if it will sell stock, and the timing and amount of stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale, subject to the satisfaction of certain conditions, including the Securities and Exchange Commission ("SEC") having declared effective a registration statement covering the shares of common stock that may be purchased by Cornell. Such registration statement was declared effective by the SEC on February 13, 2006 (see "Issuance of Convertible Debentures and Standby Equity Distribution Agreement" below).

Issuance of Convertible Debentures and Standby Equity Distribution Agreement:

Issuance of Convertible Debentures to Advantage Capital Development Corp. On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures with an aggregate face value of $530,000 (collectively, the "Debentures") to Advantage Capital Development Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing ("Debenture No. 1") and received net proceeds of $200,000. The Company issued another Debenture with a face value of $280,000 on January 6, 2005 ("Debenture No. 2") and received net proceeds of $239,300. The Debentures were originally scheduled to mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures were classified in the Company's balance sheet as non-current liabilities at December 31, 2004 and as current liabilities at December 31, 2005.

Interest on the Debentures was originally due at the maturity date but is now payable monthly (see below) in cash or common stock, at the option of holder. The Debentures are secured by all of the assets and property of the Company. At the option of the holder, the Debentures are convertible from time to time after nine months from the date of closing into the Company's common stock at a price per share of either (a) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to eighty percent (80%) of the average volume weighted average price of the

Company's Common Stock, as quoted by Bloomberg, L.P. for the five (5) trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time shall the conversion price be less than $0.25 per share. The Company has an option to redeem all or a portion of the outstanding Debentures at a redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

On November 4, 2004, the Company also issued to Advantage a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000. As described below, the Company has the right to determine the form of payment (cash or common stock) for any liquidated damages that the Company might be required to pay to Advantage as a result of its failure to file or maintain effective a registration statement with respect to the shares of common stock underlying the warrant with the Securities and Exchange Commission ("SEC").

The Debentures are convertible into equity based on their face amount, which resulted in a beneficial conversion feature with a fair value of $62,500 for Debenture No. 1 and $70,000 for Debenture No. 2. The aggregate value of the warrant of $36,000, the value of the beneficial conversion features of $62,500 and $70,000, and the aggregate related financing costs of $90,700 paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and are being charged to operations as interest expense over the term of the Debentures.

Effective February 15, 2005, Advantage agreed to extend the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, for the three months ended March 31, 2005, the Company did not record a provision for Liquidated Damages.

On September 28, 2005, Advantage issued a Notice of Default to the Company with regard to the $530,000 principal amount of Debentures as a result of the Company's failure to pay an originally unspecified amount of liquidated damages as a result of the Company's failure to have its registration statement declared effective by the SEC by the specified filing date in accordance with the terms of the Debentures. On October 27, 2005, Advantage rescinded such Notice of Default and accepted the Company's proposed payment plan to cure the liquidated damages owed to Advantage. The proposed payment plan consisted of three equal installments of $10,600, payable on the 18th day of each month beginning October 18, 2005 and ending December 18, 2005 (the "Payment Plan"). The Company agreed to make all payments in full according to the payment schedule and to have its registration statement declared effective by the SEC by no later than November 30, 2005. If the Company's registration statement was declared effective by November 30, 2005, Advantage agreed to forgo the October and November payments due from the Company according to the Payment Plan. If the Company's registration statement was not declared effective by November 30, 2005, the Notice of Default would be reinstated and all amounts due and owing to Advantage would immediately become payable.

For the year ended December 31, 2005, the Company recorded Liquidated Damages of $79,500, which has been included in interest expense in the consolidated financial statements.

On February 27, 2006, the Company entered into a settlement agreement with Advantage to modify the Securities Purchase Agreement, the Security Agreement, the Warrant, the Debentures, the Escrow Agreement and the Investor Registration Rights Agreement, each executed on November 4, 2004, and the Amendments dated December 2004, January 2005 and February 2005 to satisfy the outstanding amount due in Liquidated Damages equal to $30,000 pursuant to the Company's late filing and effectiveness of its Registration Statement as set forth in the Investor Registration Rights Agreement. The Liquidated Damages were accrued on the Company's balance sheet at December 31, 2005.

In accordance with the Agreement, the Company agreed to honor the $25,000 conversion notice previously submitted by Advantage, issue such conversion shares and reduce the balance on the Debentures accordingly. As a result, during February 2006, the Company issued 93,563 shares of common stock to Advantage with a fair market value of $25,000 based on a conversion price of $0.2672 per share.

The Company has also agreed to pay interest on the Debenture's outstanding balance monthly and to redeem one third of the loan balance plus the redemption premium each on April 1, 2006, June 1, 2006 and August 1, 2006. The Company expects to repay the remaining balance of the Debentures of approximately $505,000, after reduction for the $25,000 principal balance converted into shares of common stock, as well as the estimated redemption premium of $101,000, through funds generated from the issuance of debt and/or the sale of equity securities. Although the Company expects to be able to raise the capital necessary to repay the Debentures and pay the redemption premium, there can be no assurances that the Company will be successful in this regard.

Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. On December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell, at the request of the Company, will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company has the right to decide if it will sell stock, and the timing and amount of stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale, subject to the satisfaction of certain conditions, including the SEC having declared effective a registration statement covering the shares of common stock that may be purchased by Cornell.

Cornell received 290,000 shares of the Company's common stock as a commitment fee and received an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share, of which $23,200 and $24,800 were recorded during the years ended December 31, 2005 and 2004, respectively, and were included in deferred offering costs in the Company's balance sheet at December 31, 2005 and 2004.

Agreement with Knightsbridge Holdings, LLC. On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC ("Knightsbridge") as a referral fee. The Company was obligated to file a registration statement to cover 200% of the shares so issued. The agreement with Knightsbridge was for an initial term through February 28, 2005, and shall continue thereafter on a month-to-month basis, but the Company shall not have the right to terminate the agreement until such time as it has fulfilled all of its obligations under its agreement with Advantage. The Company also agreed to pay Knightsbridge a monthly consulting fee of $2,500. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and is being charged to operations as interest expense over the remaining term of the Debentures.

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

Registration Rights. The Company was obligated to register the shares of common stock that would be issued upon exercise of the warrant and conversion of the Debentures (the "Registrable Securities"). The Company was originally obligated to prepare and file, no later than forty-five (45) days from November 4, 2004 (the "Scheduled Filing Deadline"), with the SEC a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by all investors who purchased Debentures or the Company's

Warrant. The Company was required to use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than one hundred twenty (120) days after the date of filing (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold. The Company would be in default if the Initial Registration Statement was not declared effective by the SEC within one hundred twenty (120) days after filing thereof.

In the event the Initial Registration Statement was not filed by the Scheduled Filing Deadline or was not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Initial Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Initial Registration Statement (whether because of a failure to keep the Initial Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Initial Registration Statement, failure to register sufficient shares of common stock or otherwise, then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company was required to pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline, as the case may be. Should the Company issue shares in lieu of cash to satisfy the outstanding Liquidated Damages, the price of the stock issued shall be calculated using the average closing bid price for the five (5) day period immediately preceding such demand.

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock that may be purchased by Cornell under the Standby Equity Distribution Agreement, as well as the shares of common stock with respect to the Company's commitments to Advantage, Newbridge and Knightsbridge. The Registration Statement, as amended, was declared effective by the SEC on February 13, 2006. It is the Company's current intention to periodically sell shares of common stock to Cornell under the Standby Equity Distribution Agreement to fund the Company's operations and financial commitments, subject to the trading activity and trading range of the Company's common stock, as well as general market conditions.

Transactions with Primary Secured Lender:

On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc. ("Finova"), which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, with interest at 16.64% per annum, repayable over a four year period at $40,903 per month, with a balloon payment of $157,503.

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

Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provided for the Company to repay the lender its aggregate obligation of $956,439 at September 30, 2004 as follows: (i) $175,000 of the $956,439 (the "Discounted Amount"), to be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, to be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") will continue to bear interest at 16.64% per annum, but will be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's Chief Executive Officer.

Although the Company expects to repay in full the Discounted Amount, and is in compliance with the terms of the Forbearance Agreement at December 31, 2005, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement. At December 31, 2005, the balance of the Discounted Amount was $119,759.

Principal Commitments:

At December 31, 2005, the Company did not have any material commitments for capital expenditures. The Company's principal commitments for the next five fiscal years consisted of contractual commitments as summarized below. The summary shown below assumes that the Company will repay the Discounted Amount of its note payable obligation to Finova in full on a timely basis, and that the Remaining Indebtedness will therefore be canceled without any further cash payment by the Company.


                                            ---------------------------------------------------------------------------
                                                                       Payments Due by Year
                                            ---------------------------------------------------------------------------

Contractual cash obligations                      Total          2006           2007         2008       2009      2010
----------------------------                      -----          ----           ----         ----       ----      ----



Debentures payable, including
  redemption premium                           $  606,000    $  606,000      $        -  $        -  $      -  $      -
Note payable - Finova
  (Discounted Amount)                             119,759       119,759               -           -         -         -

Note payable - other                               12,000        12,000               -           -         -         -

Other contractual obligations                      25,000        25,000               -           -         -         -

Employment agreement                              892,760       229,167         293,333     316,800    53,460         -

Capital lease obligations                         356,594       107,045          75,521      60,155    55,931    57,942

Operating lease obligations                     3,632,865       834,842         800,016     855,752   774,792   367,463
                                               ----------    ----------      ----------  ----------  --------  --------

Total contractual cash
  obligations                                  $5,644,978    $1,933,813      $1,168,870  $1,232,707  $884,183  $425,405
                                               ==========    ==========      ==========  ==========  ========  ========

Off-Balance Sheet Arrangements:

At December 31, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements and Developments:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS No. 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants.

Public companies are permitted to adopt the requirements of SFAS No. 123R using one of two methods:

(1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FASB No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or
(b) prior interim periods of the year of adoption.

The Company adopted SFAS No. 123R effective January 1, 2006 and will use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company did not have any unvested options outstanding at December 31, 2005. Although the expense for stock options that may be granted in future periods cannot be determined at this time due to the uncertainty of the timing of future grants, the Company's future stock price, and the related Black-Scholes fair value calculation, the adoption of SFAS No. 123R will have material effect on the Company's future financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 is a replacement of APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - (an Amendment of APB Opinion No. 28)" and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. The Company will adopt the provisions of SFAS No. 154 effective January 1, 2006.

On September 22, 2005, the Securities and Exchange Commission ("SEC") issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral until its year ending December 31, 2007 to comply with the internal control reporting requirements.


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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's principal executive and financial officer concluded that the Company had made significant progress in correcting a material weakness in the Company's internal controls relating to the recording and disclosing of equity-based transactions on a timely basis, by increasing the staffing and resources allocated to its accounting department and by reviewing and revising its internal accounting policies and procedures.

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

Beginning in early 2003, the Forum Shops had been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believed negatively impacted customer traffic and operating conditions at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility lease during mid-2003.

During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease, in an action entitled Forum Developers Limited v. Cinema Ride, Inc., District Court of Clark County, Nevada (Case No. A474243).

In December 2005, the Company and the Forum Shops entered into a Settlement Agreement and Mutual Release of Claims with respect to this litigation. The Settlement Agreement and Mutual Release provided that the Forum Shops would make a one-time cash payment to the Company of $50,000 in complete settlement of this matter, which was received by the Company on December 28, 2005. In addition, the Settlement Agreement and Mutual Release contained standard release provisions with respect to the Company's former ride facility lease. In connection with this settlement, the Company recorded a gain of $676,657 in 2005, of which $626,657 reflected a reduction in previously recorded accrued rent included in liabilities related to discontinued operations.

See "ITEM 3. LEGAL PROCEEDINGS" for additional information with regard to this matter.

                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 15, 2006. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers. There is no arrangement or understanding between any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                   Age     Position(s)
----                   ---     -----------

Mitch Francis           51     Chairman of the Board of Directors, President,
                               Chief Executive Officer and Chief Financial
                               Officer

Kimberly Simon          38     Vice President of Operations

Benjamin Frankel        70     Director

Norman Feirstein        57     Director


None of the Company's directors or executive officers has, during the past five years, (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Biographies of Directors and Executive Officers:

Mitch Francis. Mr. Francis has been the Chairman of the Board of Directors since June 1993, has been Chief Executive Officer and President since the Company's inception in April 1993, and has been Chief Financial Officer since March 1, 1999. Prior to founding the Company, Mr. Francis was involved in site acquisition, analysis, architectural design, construction, management and marketing of numerous residential and commercial real estate projects, and has been the general partner of numerous real estate limited partnerships. Mr. Francis is also the President and principal shareholder of Francis Development Inc., a real estate development company that he founded in 1981.

Kimberly Simon. Ms. Simon has been employed by the Company for nearly eight years. Ms. Simon started her career with the Company in September 1997 as the general manager of the Company's Las Vegas ride simulator facility. While retaining that capacity, she assumed the responsibility for overseeing the management of all of the Company's ride simulator facilities and was promoted to Vice President of Operations effective May 1, 2001. Ms. Simon is currently responsible for all day-to-day operations of Tix4Tonight. Prior to joining the Company, Ms. Simon gained managerial experience with several national companies. Ms. Simon graduated from Northern Illinois University with a Bachelor's Degree.

Benjamin Frankel. Mr. Frankel has been a director of the Company since March 17, 1995. Mr. Frankel is a certified public accountant and was a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard and its predecessors from 1965 through 2005. In 2006, Mr. Frankel left his former firm and formed Frankel, LoPresti & Co., an accountancy corporation.

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

To the Company's knowledge based solely on its review of the copies of the
Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2005, except as follows:

Benjamin Frankel did not timely file various Form 4's with respect to the issuance of shares of common stock to him and the sale of shares of common stock by him.

Gang Consulting Inc. did not timely file various Form 4's with respect to the issuance of shares of common stock to such firm, the issuance, cancellation and exercise of warrants by such firm, and the sale of shares of common stock by such firm.

Family Relationships among Directors and Executive Officers:

There were no family relationships among directors and executive officers during the years ended December 31, 2003, 2004 and 2005.

Indebtedness of Directors and Executive Officers:

None of the Company's directors or executive officers or their respective associates or affiliates is indebted to the Company.

Legal Proceedings with Affiliates:

The Company is not involved in any legal proceedings with any director, officer, affiliate or stockholder of the Company.

Code of Ethics:

The Company has adopted a written Code of Ethics that applies to its senior management. A copy of the Company's Code of Ethics, executed by the Company's Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. A copy of the Company's Code of Ethics is available to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company's corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a filing under a Current Report on Form 8-K with the Securities and Exchange Commission.

Changes in Procedures to Nominate Directors:

Since the date of the Company's last disclosures pursuant to Item 7(d)(s)(ii)(G) of Schedule 14A of the Securities Exchange Act of 1934, as amended, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.


ITEM 10.  EXECUTIVE COMPENSATION


The following table and text sets forth information with respect to the compensation paid to the Company's senior executive officers during the years ended December 31, 2005, 2004 and 2003. No other executive officer had total compensation exceeding $100,000 during the years ended December 31, 2005, 2004 and 2003.


                           Summary Compensation Table
                           --------------------------

Name and
Principal                                            Other Annual    All Other
Positions                     Year      Salary       Compensation   Compensation
---------                     ----      ------       ------------   ------------

Mitch Francis (5)             2005    $275,000        $70,976 (1)          -
Chairman of the Board         2004     275,000         66,836 (2)          -
of Directors, President,      2003     275,000         62,451 (3)    $55,115 (4)
Chief Executive Officer,
and Chief Financial Officer

Kimberly Simon                2005     $94,231        $26,352 (6)          -
Vice President of             2004      72,116         15,618 (7)          -
Operations                    2003      77,885          9,418 (8)    $16,500 (9)

-----------------------

(1) Includes $4,574 of disability insurance premiums, $18,689 of automobile expense, $9,513 of life insurance premiums, $6,101 of long-term care insurance, $17,194 of medical insurance premiums, and $14,905 of 401(k) plan contributions paid to or on behalf of Mr. Francis in 2005.
(2) Includes $3,660 of disability insurance premiums, $19,461 of automobile expense, $11,539 of life insurance premiums, $6,101 of long-term care insurance, $13,260 of medical insurance premiums, and $12,815 of 401(k) plan contributions paid to or on behalf of Mr. Francis in 2004.
(3) Includes $4,997 of disability insurance premiums, $18,127 of automobile expense, $7,727 of life insurance premiums, $6,101 of long-term care insurance, $13,288 of medical insurance premiums, and $12,211 of 401(k) plan contributions paid to or on behalf of Mr. Francis in 2003.
(4) Represents the fair market value of 509,500 shares of common stock issued to Mr. Francis in 2003 as a bonus for capital raising efforts and creation and implementation of the discount ticket business pursuant to his employment agreement.
(5) Compensation to Mr. Francis has been paid to Francis Development Inc., a company founded and controlled by Mr. Francis.

(6) Includes $18,300 of bonuses, $5,348 of automobile expense, $1,810 of medical insurance premiums and $894 of 401(k) plan contributions paid to or on behalf of Ms. Simon in 2005.
(7) Includes $7,800 of bonuses, $5,268 of automobile expense, $1,800 of medical insurance premiums and $750 of 401(k) plan contributions paid to or on behalf of Ms. Simon in 2004.
(8) Includes $1,600 of bonuses, $5,268 of automobile expense, $1,800 of medical insurance premiums, and $750 of 401(k) plan contributions paid to or on behalf of Ms. Simon in 2003.
(9) Represents the fair market value of 150,000 shares of common stock issued to Ms. Simon in 2003.

Meetings and Committees of the Board of Directors:

During the year ended December 31, 2005, the Company did not have any meetings of its Board of Directors; all board actions were taken by unanimous written consent.

The Company does not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

The compensation committee of the Board of Directors consists of the three directors of the Company, one of whom is an employee of the Company. The compensation committee reviews the performance of the executive officers of the Company and reviews the compensation programs and agreements for key employees, including salary and bonus levels.

The audit committee of the Board of Directors consists of Benjamin Frankel and Norman Feirstein, neither of whom is an employee of the Company. The audit committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, the performance of the independent public accountants, and the accounting practices of the Company. The Company does not currently have an audit committee financial expert serving on its audit committee. The Company may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to its ability to locate and compensate such a person.

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

Employment Agreements:

Effective March 1, 2006, the Company entered in a three-year employment agreement with Mitch Francis, its President and Chief Executive Officer, to serve as Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8%, benefits, and annual bonuses equal to 6% of the Company's annual earnings in excess of $500,000 before taxes, depreciation and amortization, but after interest expense. The agreement also provides that the Company issue to Mr. Francis 500,000 shares of restricted common stock within thirty (30) days of March 1, 2006. The shares of common stock were issued on March 13, 2006. The shares of common stock are subject to a prohibition on being traded, encumbered or otherwise transferred, which restriction shall lapse in equal annual installments on March 13, 2007, 2008 and 2009. Upon the occurrence of a change in control of the Company, as defined, Mr. Francis will be entitled to, among other compensation, an amount equal to five times his annual base salary immediately prior to the change in control event.

Severance Agreement:

Effective December 12, 2002, the Company entered into a severance agreement with Kimberly Simon, its Vice President of Operations, which provides for compensation varying from one month to six months of her salary and benefits at the time of termination, depending on circumstances.

Long-Term Incentive Plans:

The Company does not have any long-term incentive plans.

2004 Option Plan:

On March 3, 2005, the Company adopted the 2004 Stock Option Plan (the "2004 Option Plan") for officers and employees of the Company or its subsidiaries. The 2004 Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Option Plan authorized the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 960,000 shares of the Company's common stock. The 2004 Option Plan provided that options granted would generally be exercisable at any time during a ten-year period (five years for a stockholder owning in excess of 10% of the Company's common stock) and vest one-third in each of the three years following the grant, unless otherwise provided by the plan administrator. The exercise price for non-qualified stock options would not be less than the par value of the Company's common stock. The exercise price for incentive stock options would not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value of the Company's common stock on the date of grant for a stockholder owning in excess of 10% of the Company's common stock). No option may be exercised during the first six months of its term except in the case of death. The Company had not issued any options under the 2004 Option Plan at December 31, 2005.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the "2004 Directors Option Plan") for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company's common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company's common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. The Company had not issued any options under the 2004 Directors Option Plan at December 31, 2005.

During the years ended December 31, 2003, 2004 and 2005, the Company did not grant any stock options under any plans.

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


Issuance of Non-Plan Stock Options, Warrants and Common Stock to Officers:

Kimberly Simon:

On July 9, 2003, the Company issued 50,000 shares of common stock to Kimberly Simon as a bonus. The fair market value of such shares of $6,500 was charged to operations during the year ended December 31, 2003.

On November 26, 2003, the Company issued 100,000 shares of common stock to Kimberly Simon as a bonus. The fair market value of such shares of $10,000 was charged to operations during the year ended December 31, 2003.

Mitch Francis:

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

During the year ended December 31, 2003, the Company issued 9,500 shares of common stock to Mr. Francis with a fair market value of $5,115 as a bonus for capital raising efforts pursuant to his employment agreement.

On October 10, 2003, the Company repaid $80,000 of advances provided by Mr. Francis to the Company by issuing 800,000 shares of common stock to him. In addition, on October 10, 2003, the Company issued Mr. Francis 600,000 shares of common stock in exchange for accrued but unpaid compensation of $60,000. The effective price of $0.10 per share was in excess of the fair market value of $0.01 per share on October 10, 2003.

On November 26, 2003, the Company issued 500,000 shares of common stock to Mr. Francis as a bonus for the successful creation and implementation of the discount ticket business. The fair market value of the 500,000 shares was $50,000.

A summary of stock options and warrants issued to officers, directors and employees as of December 31, 2005 is presented below. No stock options under any option plan were issued or exercised during 2003, 2004 or 2005.

                      Stock Option and Warrant Value Table
                      ------------------------------------

                                                              Value of
                            Number of                       Unexercised
                          Shares of Common                 in-the-Money
                          Stock Underlying                 Stock Options
                           Stock Options      Weighted    and Warrants at
                            and Warrants      Average    Fiscal Year-End (1)
                         ------------------   Exercise   -------------------
Name                     Unvested    Vested    Price     Unvested     Vested
----                     --------    ------    -----     --------     ------

Option Plan:

Kimberly Simon              -         1,000    $0.39      $  -       $     -

Employees                   -           500     0.39         -             -


Non-Plan Stock Options
  and Warrants:

Mitch Francis
  Warrants                  -       615,384     0.13         -        86,154

Kimberly Simon
  Stock Options             -       150,000     0.15         -        18,000
  Warrants                  -        50,000     0.41         -             -

Former employee
  Stock Options             -        60,000     0.15         -         7,200

--------------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and warrants and the market price for the common stock of $0.27 per share at December 31, 2005.


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

As of March 15, 2006, the Company had a total of 12,635,184 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of March 15, 2006: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                           Percent of
Name and Address             Amount and Nature of       Shares of Common
of Beneficial Owner          Beneficial Ownership       Stock Outstanding (2)
-------------------          --------------------       --------------------

Mitch Francis (1)                3,952,329 (3)                 29.8%

Kimberly Simon (1)                 656,000 (4)                  5.1%

Benjamin Frankel (1)               495,000                      3.9%

Norman Feirstein (1)               400,000                      3.2%

All directors and                5,503,329 (5)                 40.9%
executive officers
as a group (4 persons)

Gang Consulting Inc.             1,208,375 (6)                  9.2%
1110 Bennet Drive
Port Coquitla
British Columbia V3C 6C5
Canada

Advantage Capital Development
  Corp.                          2,213,563 (7)                 15.0%
19066 N.E. 29th Avenue
Aventura, Florida 33180

------------------------

(1) The address of each such person is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604.
(2) The calculation is based on the number of shares of common stock outstanding on March 15, 2006, plus, with respect to each named person, the number of shares of common stock which the stockholder has the right to acquire upon exercise of stock options and warrants exercisable within 60 days of March 15, 2006.
(3) Includes 3,336,945 shares of common stock owned by Mr. Francis and 615,384 shares of common stock issuable upon exercise of warrants granted to Mr. Francis. Excludes 4,688 shares of common stock owned by Sandra Francis, the wife of Mr. Francis, as to which Mr. Francis disclaims beneficial ownership.
(4) Includes 455,000 shares of common stock owned by Ms. Simon and 201,000 shares of common stock issuable upon exercise of stock options and warrants granted to Ms. Simon.
(5) Includes 4,686,945 shares of common stock owned by officers and directors and 816,384 shares of common stock issuable upon exercise of stock options and warrants granted to officers and directors.
(6) Includes 808,375 shares of common stock and 400,000 shares of common stock issuable upon exercise of warrants granted to Gang Consulting Inc.
(7) Consists of 93,563 shares of common stock, 2,020,000 shares of common stock issuable upon conversion of 5% secured convertible subordinated debentures, and 100,000 shares of common stock issuable upon exercise of warrants.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005, 2004 and 2003, Benjamin Frankel, a director of the Company, was a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard. During the years ended December 31, 2005, 2004 and 2003, the Company incurred fees to Frankel, Lodgen, Lacher, Golditch, Sardi & Howard of $76,419, $73,899 and $91,015, respectively, for accounting and tax services. Certain of these fees were paid through the issuance of the Company's common stock as described at "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - CONSULTANT STOCK PLAN".

During the year ended December 31, 2003, the Company issued 9,500 shares of common stock to its Chief Executive Officer with an aggregate fair market value of $5,115 as a bonus for capital raising efforts pursuant to his then employment agreement.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees:

Weinberg & Company, P.A. ("Weinberg") was the Company's independent registered public accounting firm for the years ended December 31, 2005 and 2004. Services provided to the Company by Weinberg with respect to such periods consisted of the audits of the Company's consolidated financial statements and limited reviews of the condensed consolidated financial statements included in Quarterly Reports on Form 10-QSB. Weinberg & Co. also provided services with respect to the filing of the Company's Registration Statement on Form SB-2, and amendments thereto, during 2005. Charges by Weinberg with respect to these matters aggregated approximately $111,000 and $41,000, respectively, for the years ended December 31, 2005 and 2004.

Tax Fees:

Weinberg did not provide any services to the Company with respect to the preparation of corporate income tax returns or tax planning matters.

All Other Fees:

Weinberg did not provide any services with respect to any matters other than those related to audit and audit-related matters.

Pre-Approval Policies and Procedures:

The Audit Committee meets telephonically to periodically review and approve the scope of the services to be provided to the Company by its independent accountant, as well to review and discuss any issues that may arise during an engagement. The Audit Committee considers various issues with respect to the services to be provided by its independent accountant, including the complexity of any engagement, its expected cost, the knowledge and expertise of the independent accountant's staff, any complex accounting or disclosure issues, new accounting pronouncements, and the capability of the Company's financial staff.

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


                                                   TIX CORPORATION
                                                   ---------------
                                                     (Registrant)




Date:  March 28, 2006                         By:  /s/ MITCH FRANCIS
                                                   ---------------------------
                                                   Mitch Francis
                                                   Chief Executive Officer



      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  March 28, 2006                         By:  /s/ MITCH FRANCIS
                                                   ---------------------------
                                                   Mitch Francis
                                                   Chief Executive Officer,
                                                   President, Chief Financial
                                                   Officer and Chairman of the
                                                   Board of Directors





Date:  March 28, 2006                         By:  /s/ BENJAMIN FRANKEL
                                                   ---------------------------
                                                   Benjamin Frankel
                                                   Director






Date:  March 28, 2006                         By:  /s/ NORMAN FEIRSTEIN
                                                   ---------------------------
                                                   Norman Feirstein
                                                   Director

                        TIX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets - December 31, 2005 and 2004                F-3

     Consolidated Statements of Operations - Years Ended December 31,
        2005 and 2004                                                        F-5

     Consolidated Statements of Stockholders' Deficiency - Years Ended
        December 31, 2005 and 2004                                           F-6

     Consolidated Statements of Cash Flows - Years Ended December 31, 2005
        and 2004                                                             F-7

     Notes to Consolidated Financial Statements - Years Ended December 31,
        2005 and 2004                                                        F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

The Board of Directors
Tix Corporation

      We have audited the accompanying consolidated balance sheets of Tix Corporation and Subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tix Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $1,022,952 for the year ended December 31, 2005, and had a working capital deficiency of $2,766,621 and a stockholders' deficiency of $2,399,569 at December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WEINBERG & COMPANY, P.A.

Los Angeles, California
March 23, 2006

                        TIX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2005 AND 2004



                                     ASSETS

                                                                 2005             2004
                                                            ------------    -------------
Current assets:
     Cash                                                   $    315,763    $     131,186
     Prepaid accounting fee to related party                       8,758           39,279
     Prepaid expenses and other current assets                    20,695           39,583
     Assets related to discontinued operations                         -              588
                                                            ------------    -------------
         Total current assets                                    345,216          210,636
                                                            ------------    -------------

Property and equipment:
     Office equipment and furniture                              188,728          165,039
     Equipment under capital lease                               387,341          155,581
     Leasehold improvements                                      251,216           93,045
                                                            ------------    -------------
                                                                 827,285          413,665
     Less accumulated depreciation and amortization             (245,165)        (143,381)
                                                            -------------   --------------
         Total property and equipment, net                       582,120          270,284
                                                            ------------    -------------

Other assets:
     Deferred offering costs                                      58,000           29,800
     Deposits                                                     56,196           43,026
                                                            ------------    -------------
         Total other assets                                      114,196           72,826
                                                            ------------    -------------

                                                            $  1,041,532    $     553,746
                                                            ============    =============


                                   (continued)

                        TIX CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 2005 AND 2004



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                                   2005             2004
                                                                               ------------     ------------

Current liabilities:
     Accounts payable and accrued liabilities                                  $  1,656,448     $    748,865
     Current portion of capital lease obligations                                    76,007           50,473
     Current portion of notes payable                                               913,198           23,954
     Debentures payable, net of discount                                            465,584                -
     Liabilities related to discontinued operations                                     600          652,529
                                                                               ------------     ------------
          Total current liabilities                                               3,111,837        1,475,821
                                                                               ------------     ------------

Non-current liabilities:
     Capital lease obligations, less current portion                                194,997           50,517
     Notes payable, less current portion                                                  -          926,803
     Debentures payable, net of discount                                                  -          111,400
     Deferred rent                                                                  134,267                -
                                                                               ------------     ------------
          Total non-current liabilities                                             329,264        1,088,720
                                                                               ------------     ------------

Stockholders' deficiency:
     Preferred stock, $0.01 par value; 500,000 shares authorized;
        none issued                                                                       -                -
     Common stock, $0.08 par value; 100,000,000 shares authorized;
        11,166,621 shares and 10,011,237 shares issued and outstanding
        at December 31, 2005 and 2004, respectively                                 893,330          800,899
     Additional paid-in capital                                                  12,155,991       11,594,244
     Deferred compensation                                                          (35,000)         (15,000)
     Accumulated deficit                                                        (15,413,890)     (14,390,938)
                                                                               ------------     ------------
        Total stockholders' deficiency                                           (2,399,569)      (2,010,795)
                                                                               ------------     ------------
                                                                               $  1,041,532     $    553,746
                                                                               ============     ============



          See accompanying notes to consolidated financial statements.

                        TIX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                  2005            2004
                                                                               -----------    -----------

Revenues                                                                       $ 2,695,191    $ 1,557,459
                                                                               -----------    -----------
Operating expenses:
    Direct costs of revenues                                                     1,510,191        800,268
    Selling and marketing expenses                                                 326,439        366,461
    General and administrative expenses, including
      non-cash compensation expense of $237,996
      in 2005 and $264,650 in 2004                                               1,906,983      1,488,312
     Depreciation and amortization                                                 108,612         61,556
                                                                               -----------    -----------
         Total costs and expenses                                                3,852,225      2,716,597
                                                                               -----------    -----------
Loss from operations                                                            (1,157,034)    (1,159,138)
                                                                               -----------    -----------
Other income (expense):
     Other income                                                                  100,000              -
     Loss on disposal of fixed assets                                              (32,237)             -
     Interest income                                                                    69             12
     Interest expense                                                             (676,535)      (193,939)
                                                                               -----------    -----------
         Other expense, net                                                       (608,703)      (193,927)
                                                                               -----------    -----------
Loss from continuing operations                                                 (1,765,737)    (1,353,065)
                                                                               -----------    -----------
Income (loss) from discontinued operations:
     Income from discontinued operations, primarily
         non-cash gain resulting from settlement of debts                          742,785         26,884
     Loss from closure of discontinued operations                                        -       (291,184)
                                                                               -----------    -----------

         Income (loss) from discontinued operations                                742,785       (264,300)
                                                                               -----------    -----------

Net loss                                                                       $(1,022,952)   $(1,617,365)
                                                                               ===========    ===========

Net income (loss) per common share - basic and diluted:
   Loss from continuing operations                                             $     (0.17)   $     (0.14)
   Income from discontinued operations                                                0.07              -
   Loss from closure of discontinued operations                                          -          (0.03)
                                                                               -----------    -----------
   Net loss per common share                                                   $     (0.10)   $     (0.17)
                                                                               ===========    ===========

Weighted average number of common shares outstanding
    - basic and diluted                                                         10,744,712      9,276,144
                                                                               ===========    ===========



          See accompanying notes to consolidated financial statements.

                        TIX CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                         Common stock            Additional                                        Total
                                    ----------------------        Paid-in          Deferred      Accumulated     Stockholders'
                                      Shares      Amount          Capital        Compensation      Deficit        Deficiency
                                   ----------    --------       ------------     -------------  -------------   --------------

Balance, January 1, 2004            8,515,125    $681,210        $10,908,983     $(35,000)      $(12,773,573)   $(1,218,380)

Sale of common stock                  400,000      32,000            168,000                                        200,000
Exercise of warrants                  100,000       8,000             17,000                                         25,000
Cancellation of common
   stock to employee                  (25,000)     (2,000)              (500)                                        (2,500)
Issuance of common stock
   to consultants                     711,112      56,889            265,361                                        322,250
Issuance of warrants to
   consultants                                                       172,900                                        172,900
Beneficial conversion feature
   of Debenture                                                       62,500                                         62,500
Issuance of common stock
   for deferred offering costs        310,000      24,800                                                            24,800
Amortization of deferred
   compensation                                                                    20,000                            20,000
Net loss                                                                                          (1,617,365)    (1,617,365)
                                   ----------    --------        -----------     --------       ------------    -----------
Balance, December 31, 2004         10,011,237     800,899         11,594,244      (15,000)       (14,390,938)    (2,010,795)

Issuance of common stock
   to consultants                     176,000      14,080             38,920      (35,000)                           18,000
Issuance of common stock
   for loan referral fee              448,000      35,840            165,760                                        201,600
Issuance of warrants to
   consultants                                                       176,600                                        176,600
Beneficial conversion feature
   of Debenture                                                       70,000                                         70,000
Issuance of common stock
   and warrants and
   adjustment of warrant
   exercise price to law firm
   as settlement of accrued
   legal fees and for legal
   expenses                           241,384      19,311            110,467                                        129,778
Issuance of common stock
   for deferred offering costs        290,000      23,200                                                            23,200
Amortization of deferred
   compensation                                                                    15,000                            15,000
Net loss                                                                                          (1,022,952)    (1,022,952)
                                   ----------    --------        -----------     --------       ------------    -----------
Balance, December 31, 2005         11,166,621    $893,330        $12,155,991     $(35,000)      $(15,413,890)   $(2,399,569)
                                   ==========    ========        ===========     ========       ============    ===========



          See accompanying notes to consolidated financial statements.

                        TIX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                       2005                2004
                                                                                    -----------        -----------
Cash flows from operating activities:
     Net loss                                                                       $(1,022,952)       $(1,617,365)
     Adjustments to reconcile net loss to cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                  108,612             61,556
         Loss on disposal of fixed assets                                                32,236                  -
         Cancellation of common stock issued for services                                     -             (2,500)
         Deferred rent                                                                  134,267                  -
         Common stock and warrants issued for services                                  222,996            297,150
         Gain on settlement of debts - discontinued operations                         (691,689)           (26,884)
         Amortization of prepaid accounting fee                                          30,521             48,566
         Amortization of deferred compensation                                           15,000             20,000
         Amortization of deferred loan costs                                            386,484              9,900
         Changes in operating assets and liabilities:
              (Increase) decrease in:
                Prepaid expenses and other current assets                                19,476            (23,315)
                Deposits and other assets                                               (13,170)            (7,997)
              Increase (decrease) in:
                Accounts payable and accrued expenses                                 1,073,670            580,705
                Liabilities related to discontinued operations                           (5,945)           125,861
                                                                                    -----------        -----------
Net cash provided by (used in) operating activities                                     289,506           (534,323)
                                                                                    -----------        -----------
Cash flows from investing activities:
     Distributions and reimbursements from
       terminated joint venture - Tickets2Nite                                                -            457,179
     Purchases of property and equipment                                               (220,925)           (86,837)
                                                                                    -----------        -----------
     Net cash provided by (used in) investing activities                               (220,925)           370,342
                                                                                    -----------        -----------


                                   (continued)

                        TIX CORPORATION AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                       2005                2004
                                                                                    -----------        -----------

Cash flows from financing activities:
     Repayment of bank of line of credit                                                      -           (174,000)
     Payments on notes payable                                                          (61,559)            (5,682)
     Payments on capital lease obligations                                              (61,745)           (41,462)
     Proceeds from sale of common stock                                                       -            200,000
     Proceeds from exercise of warrants                                                       -             25,000
     Net proceeds from convertible debenture                                            239,300            200,000
                                                                                    -----------        -----------
     Net cash provided by financing activities                                          115,996            203,856
                                                                                    -----------        -----------
Cash:
     Net increase                                                                       184,577             39,875
     Balance at beginning of year                                                       131,186             91,311
                                                                                    -----------        -----------
     Balance at end of year                                                         $   315,763        $   131,186
                                                                                    ===========        ===========

Supplemental disclosures of cash flow information:
    Cash paid for:
       Income taxes                                                                 $         -        $     1,871
                                                                                    ===========        ===========
       Interest                                                                     $   106,635        $    42,268
                                                                                    ===========        ===========

Non-cash financing and investing activities:

Conversion of accounts payable to notes payable                                     $    24,000        $         -
Acquisition of capital lease assets and related obligation                              231,759             13,652
Issuance of common stock for accounts payable                                           101,382             50,000
Issuance of common stock to director for:
    Accounts payable                                                                          -             74,155
    Prepaid services                                                                          -             87,845
Issuance of common stock for deferred offering costs                                     23,200             24,800
Issuance of common stock for loan referral fees                                         201,600                  -
Conversion of investment in Tickets2Nite to prepaid expense                                   -              5,000
Conversion of accrued interest payable to note payable - Finova                               -            240,197
Issuance of warrants for loan fees                                                            -             36,000
Beneficial conversion feature of convertible debenture                                   70,000             62,500



          See accompanying notes to consolidated financial statements.

                        TIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004


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

          The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002. As described at Note 11, in December 2005, the Company settled its litigation with the Forum Shops with respect to its former Las Vegas ride facility lease.

          Tickets2Nite, LLC: During 2002 and 2003, the Company owned 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by Entasis, LLC ("Entasis"), an independent third party owned by Hal Kolker ("Kolker"). The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The Operating Agreement specified that the Company would oversee the day-to-day operations of the business venture.

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

          Tix4Tonight, LLC: On January 1, 2004, the Company commenced the operation of a same-day discount ticket business at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which was the Company's only source of operating revenues in 2004 and 2005. The operations of Tickets2Nite, LLC and Tix4Tonight, LLC are not directly comparable, since Tickets2Nite, LLC was accounted for under the equity method of accounting and Tix4Tonight, LLC is consolidated with the Company's operations. The Company's former partner in Tickets2Nite, LLC operates the same type of business in Las Vegas that competes with Tix4Tonight, LLC from one site on the Las Vegas Strip.

          Most of the assets developed by the Company for the Tickets2Nite business were distributed to the Company's Tix4Tonight business, including all management staff, software and technology, computers and server systems, and other fixed assets.

          The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon); the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); North Strip across from the Stardust Hotel and Casino; and a new downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005).

      Revenue Recognition, Presentation, Seasonality and Concentrations:
          The Company's Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. The Company's commissions are calculated based on the face value of the show tickets sold. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds are generally received and paid the day after the show date and are charged back to the respective shows. The refunds are recorded as a reduction to the Company's commissions and fees at the time they are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

          During the year ended December 31, 2005, one hotel showroom and one other ticket source accounted for 14.0% and 11.6% of revenues, respectively. During the year ended December 31, 2004, one hotel showroom and two other ticket sources accounted for 11.7%, 11.1% and 12.7% of revenues, respectively.

      Going Concern:
          The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,022,952 during the year ended December 31, 2005, and had a working capital deficiency of $2,766,621 and a stockholders' deficiency of $2,399,569 at December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

          The Company will require additional capital to fund operating and debt service requirements and to expand and grow the operations of Tix4Tonight. The Company has been exploring various alternatives to raise this required capital. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

      Consolidation:
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

      Property and Equipment:
          Property and equipment are stated at cost. Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the related assets, which range from four to ten years. Leasehold improvements are amortized over the shorter of the expected useful lives of the related assets or the lease term.

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

      Cash Concentrations:
          The Company's cash balances on deposit with banks are guaranteed up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had cash balances with a bank in excess of the $100,000 insurance limit during the year ended December 31, 2005.

      Stock-Based Compensation:
          The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

          The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS

          No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income
          (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

          The exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant is estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations is shown as if such stock options and warrants had been accounted for pursuant to SFAS No. 123. During the years ended December 31, 2005 and 2004, the Company did not issue any such stock options and warrants and did not have any previously issued stock options or warrants that vested. According, no pro forma financial disclosure has been presented for the years ended December 31, 2005 and 2004.

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS No. 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants.

          Public companies are permitted to adopt the requirements of SFAS No. 123R using one of two methods:

          (1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

          (2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

          The Company adopted SFAS No. 123R effective January 1, 2006 and will use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company did not have any unvested options outstanding at December 31, 2005. Although the expense for stock options that may be granted in future periods cannot be determined at this time due to the uncertainty of the timing of future grants, the Company's future stock price, and the related Black-Scholes fair value calculation, the adoption of SFAS No. 123R will have a material effect on the Company's future financial statements.

      Loss per Share:
          Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income
          (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2005 and 2004. At December 31, 2005 and 2004, potentially dilutive securities consisted of convertible debentures payable and outstanding common stock purchase warrants and stock options to acquire an aggregate of 4,245,684 shares and 5,880,884 shares, respectively.

      Comprehensive Income (Loss):
          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company did not have items of comprehensive income (loss) for the years ended December 31, 2004 and 2005.

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

      Advertising Costs:
          Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. During the years ended December 31, 2005 and 2004, advertising costs were $293,296 and $336,996, respectively.

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

      Deferred Offering Costs:
          The Company defers costs incurred related to the future issuance of common stock until such time as the stock is issued, or the stock offering is abandoned by the Company. These costs include legal fees and placement fees paid to underwriters or investment bankers related to the future issuance of common stock. Deferred offering costs of $58,000 and $29,800 have been included in the consolidated balance sheets at December 31, 2005 and 2004, respectively, in connection with the Standby Equity Distribution Agreement entered into on December 7, 2004. The related offering is expected to commence during 2006.

      Debt Issuance Costs:
          Direct costs incurred for the issuance of debt are recorded as a reduction to the related debt, and amortized using the effective interest method over the term of the respective debt. In the event that the debt is retired prior to the maturity date, debt issuance costs will be expensed in the period that the debt is retired. The amortization of debt issuance costs is included in interest expense in the consolidated statements of operations. Amortization expense related to debt issuance costs for the years ended December 31, 2005 and 2004 was $386,484 and $9,900, respectively.


2.  Recent Accounting Pronouncements and Developments

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 is a replacement of APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - (an Amendment of APB Opinion No.
      28)" and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. The Company will adopt the provisions of SFAS No. 154 effective January 1, 2006.

      On September 22, 2005, the Securities and Exchange Commission ("SEC") issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral until its year ending December 31, 2007 to comply with the internal control reporting requirements.


3.  Discontinued Operations

      During 2005, the Company liquidated assets related to its discontinued operations for a cash payment of $25,000, incurred legal fees with respect to the litigation on its former Las Vegas ride facility, adjusted certain accruals related to its discontinued operations, and settled various obligations at a reduced amount with respect to its discontinued operations, as a result of which the Company recorded $66,128 of income from discontinued operations in the statement of operations for the year ended December 31, 2005.

      In December 2005, in connection with the settlement of litigation related to the Company's former Las Vegas ride facility (see Note 11), the Company recorded a gain of $676,657, of which $50,000 represented a cash settlement and $626,657 reflected a reduction in previously recorded accrued rent included in liabilities related to discontinued operations.

      During 2004, the Company settled a note payable related to its discontinued operations and as a result recorded forgiveness of debt of $26,884, which was reflected as income from discontinued operations in the statement of operations for the year ended December 31, 2004 (see Note 5).

      During 2004, the Company recorded costs related to the closure of discontinued operations of $291,184, which were reflected as loss from closure of discontinued operations for the year ended December 31, 2004.

4.  Obligations under Capital Leases

      The Company has entered into various capital leases for equipment with monthly payments ranging from $63 to $2,506 per month, including interest, at interest rates ranging from 9.0% to 20.3% per annum. At December 31, 2005, monthly payments under these leases aggregated $10,420. The leases expire at various dates through 2010.

      At December 31, 2005, property and equipment included assets under capital leases of $387,341, less accumulated amortization of $84,428.

      Minimum future payments under capital lease obligations are as follows:

           Years Ending December 31,
           -------------------------

             2006                                                                     $ 107,045
             2007                                                                        75,521
             2008                                                                        60,155
             2009                                                                        55,931
             2010                                                                        57,942
                                                                                      ---------
             Total payments                                                             356,594
             Amount representing interest                                               (85,590)
                                                                                      ---------
             Present value of minimum lease payments                                    271,004
             Less current portion                                                       (76,007)
                                                                                      ---------
             Non-current portion                                                      $ 194,997
                                                                                      =========

5. Notes Payable

      Notes payable consisted of the following at December 31, 2005 and 2004:

                                                                           2005          2004
                                                                        ---------     ---------

           Note payable, Finova (as modified October 29, 2004)
              - Discounted Amount                                       $ 119,759     $ 169,318
              - Remaining Indebtedness                                    781,439       781,439
           Notes payable, other                                            12,000             -
                                                                        ---------     ---------

                                                                          913,198       950,757
           Less current portion                                          (913,198)      (23,954)
                                                                        ---------     ---------
           Non-current portion                                          $       -     $ 926,803
                                                                        =========     =========


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

      Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provided for the Company to repay the lender its aggregate obligation of $956,439 at September 30, 2004 as follows: (i) $175,000 of the $956,439 (the "Discounted Amount"), to be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, to be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") will continue to bear interest at 16.64% per annum, but will be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's Chief Executive Officer.

      Although the Company expects to repay in full the Discounted Amount, and is in compliance with the terms of the Forbearance Agreement at December 31, 2005, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement. At December 31, 2005, the balance of the Discounted Amount was $119,759.

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


6.  Issuance of Convertible Debentures and Standby Equity Distribution Agreement

Issuance of Convertible Debentures to Advantage Capital Development Corp.:

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures with an aggregate face value of $530,000 (collectively, the "Debentures") to Advantage Capital Development Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing ("Debenture No. 1") and received net proceeds of $200,000. The Company issued another Debenture with a face value of $280,000 on January 6, 2005 ("Debenture No. 2") and received net proceeds of $239,300. The Debentures were originally scheduled to mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures were classified in the Company's balance sheet as non-current liabilities at December 31, 2004 and as current liabilities at December 31, 2005.

Interest on the Debentures was originally due at the maturity date but is now payable monthly (see below) in cash or common stock, at the option of holder. The Debentures are secured by all of the assets and property of the Company. At the option of the holder, the Debentures are convertible from time to time after nine months from the date of closing into the Company's common stock at a price per share of either (a) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to eighty percent (80%) of the average volume weighted average price of the Company's Common Stock, as quoted by Bloomberg, L.P. for the five (5) trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time shall the conversion price be less than $0.25 per share. The Company has an option to redeem all or a portion of the outstanding Debentures at a redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

On November 4, 2004, the Company also issued to Advantage a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000. As described below, the Company has the right to determine the form of payment (cash or common stock) for any liquidated damages that the Company might be required to pay to Advantage as a result of its failure to file or maintain effective a registration statement with respect to the shares of common stock underlying the warrant with the Securities and Exchange Commission ("SEC").

The Debentures are convertible into equity based on their face amount, which resulted in a beneficial conversion feature with a fair value of $62,500 for Debenture No. 1 and $70,000 for Debenture No. 2. The aggregate value of the warrant of $36,000, the value of the beneficial conversion features of $62,500 and $70,000, and the aggregate related financing costs of $90,700 paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and are being charged to operations as interest expense over the term of the Debentures.

Effective February 15, 2005, Advantage agreed to extend the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, for the three months ended March 31, 2005, the Company did not record a provision for Liquidated Damages.

On September 28, 2005, Advantage issued a Notice of Default to the Company with regard to the $530,000 principal amount of Debentures as a result of the Company's failure to pay an originally unspecified amount of liquidated damages as a result of the Company's failure to have its registration statement declared effective by the SEC by the specified filing date in accordance with the terms of the Debentures. On October 27, 2005, Advantage rescinded such Notice of Default and accepted the Company's proposed payment plan to cure the liquidated damages owed to Advantage. The proposed payment plan consisted of three equal installments of $10,600, payable on the 18th day of each month beginning October 18, 2005 and ending December 18, 2005 (the "Payment Plan"). The Company agreed to make all payments in full according to the payment schedule and to have its registration statement declared effective by the SEC by no later than November 30, 2005. If the Company's registration statement was declared effective by November 30, 2005, Advantage agreed to forgo the October and November payments due from the Company according to the Payment Plan. If the Company's registration statement was not declared effective by November 30, 2005, the Notice of Default would be reinstated and all amounts due and owing to Advantage would immediately become payable.

For the year ended December 31, 2005, the Company recorded Liquidated Damages of $79,500, which has been included in interest expense in the consolidated financial statements.

On February 27, 2006, the Company entered into a settlement agreement with Advantage (see Note 12).

Standby Equity Distribution Agreement with Cornell Capital Partners, L.P.:

On December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell, at the request of the Company, will periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company has the right to decide if it will sell stock, and the timing and amount of stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale, subject to the satisfaction of certain conditions, including the SEC having declared effective a registration statement covering the shares of common stock that may be purchased by Cornell.

Cornell received 290,000 shares of the Company's common stock as a commitment fee and received an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share, of which $23,200 and $24,800 were recorded during the years ended December 31, 2005 and 2004, respectively, and were included in deferred offering costs in the Company's balance sheet at December 31, 2005 and 2004.

Agreement with Knightsbridge Holdings, LLC:

On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC ("Knightsbridge") as a referral fee. The Company was obligated to file a registration statement to cover 200% of the shares so issued. The agreement with Knightsbridge was for an initial term through February 28, 2005, and shall continue thereafter on a month-to-month basis, but the Company shall not have the right to terminate the agreement until such time as it has fulfilled all of its obligations under its agreement with Advantage. The Company also agreed to pay Knightsbridge a monthly consulting fee of $2,500. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and is being charged to operations as interest expense over the remaining term of the Debentures.

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

Registration Rights:

The Company was obligated to register the shares of common stock that would be issued upon exercise of the warrant and conversion of the Debentures (the "Registrable Securities"). The Company was originally obligated to prepare and file, no later than forty-five (45) days from November 4, 2004 (the "Scheduled Filing Deadline"), with the SEC a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by all investors who purchased Debentures or the Company's Warrant. The Company was required to use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than one hundred twenty (120) days after the date of filing (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold. The Company would be in default if the Initial Registration Statement was not declared effective by the SEC within one hundred twenty (120) days after filing thereof.

In the event the Initial Registration Statement was not filed by the Scheduled Filing Deadline or was not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Initial Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Initial Registration Statement (whether because of a failure to keep the Initial Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Initial Registration Statement, failure to register sufficient shares of common stock or otherwise, then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company was required to pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline, as the case may be. Should the Company issue shares in lieu of cash to satisfy the outstanding Liquidated Damages, the price of the stock issued shall be calculated using the average closing bid price for the five (5) day period immediately preceding such demand.

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock that may be purchased by Cornell under the Standby Equity Distribution Agreement, as well as the shares of common stock with respect to the Company's commitments to Advantage, Newbridge and Knightsbridge. The Registration Statement, as amended, was declared effective by the SEC on February 13, 2006. It is the Company's current intention to periodically sell shares of common stock to Cornell under the Standby Equity Distribution Agreement to fund the Company's operations and financial commitments, subject to the trading activity and trading range of the Company's common stock, as well as general market conditions.

7.  Related Party Transactions

During 2005 and 2004, Benjamin Frankel, a director of the Company, was a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard. During the years ended December 31, 2005 and 2004, the Company incurred fees to Frankel, Lodgen, Lacher, Golditch, Sardi & Howard of $76,419 and $73,899, respectively, for accounting and tax services. Certain of these fees were paid through the issuance of the Company's common stock as described at Note 9.


8.  Income Taxes

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets at December 31, 2005 and 2004 as follows:

                                                  2005                  2004
                                              -----------           -----------
         Net operating loss carryforward      $ 3,885,000           $ 3,767,000
         Less valuation allowance              (3,885,000)           (3,767,000)
                                              -----------           -----------
                                              $         -           $         -
                                              ===========           ===========

The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets. As of December 31, 2005, for Federal income tax purposes, the Company has approximately $11,150,000 in net operating loss carryforwards expiring through 2015. As of December 31, 2005, for state income tax purposes, the Company has approximately $1,002,000 in net operating loss carryforwards expiring through 2015.

Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of an "ownership change". The Company has determined that there will be significant limitations on the future utilization of its net operating loss carryforwards for Federal income tax purposes due to ownership changes.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the years ended December 31, 2005 and 2004 is as follows:

                                                              2005        2004
                                                            --------    --------

         Tax expense at U.S. statutory income tax rate       (34.0) %     (34.0)
         Increase in the valuation allowance                  34.0         34.0
                                                            --------    --------
         Effective income tax rate                               -  %        -
                                                            ========    ========


9.  Stock-Based Transactions

     Agreement with Financial Advisory Firm:
      Effective as of January 3, 2002, the Company entered into a two-year consulting arrangement with a financial advisory firm, Gang Consulting, Inc., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. This consulting arrangement was subsequently extended through December 31, 2004. During the year ended December 31, 2004, the Company issued 300,000 shares of common stock to such firm with a fair market value of $110,250, which was charged to operations as general and administrative expense.

      On April 22, 2004, such firm exercised warrants to purchase 100,000 shares of common stock at $0.25 per share for gross proceeds of $25,000.

      Effective January 3, 2005, the Company and Gang Consulting Ltd. entered into a new two-year consulting arrangement commencing January 1, 2005 that provided for: (1) the termination of the consulting fee payable to Gang Consulting Ltd. of $10,000 per month; (2) the cancellation of common stock purchase warrants previously issued to Gang Consulting Ltd. to purchase an aggregate of 800,000 shares of common stock in equal installments of 100,000 shares at $0.50, $1.00, $1.50, $2.00, $2.50, $3.00, $3.50 and
      $4.00 per share, respectively; and (3) the issuance of common stock purchase warrants to purchase 400,000 shares of common stock, which were fully vested at issuance and exercisable through May 1, 2008 as follows:
      100,000 shares at $0.25 per share; 100,000 shares at $0.50 per share; 50,000 shares at $0.75 per share; 50,000 shares at $1.00 per share; 25,000 shares at $1.25 per share; 25,000 shares at $1.50 per share; 25,000 shares at $1.75 per share; and 25,000 shares at $2.00 per share. The aggregate fair value of such warrants, calculated pursuant to the Black-Scholes option-pricing model, was $172,000, and was charged to operations as general and administrative expense during 2005, as the warrants were fully vested and non-forfeitable at the date of issuance.

     Other Equity-Based Transactions during the Year Ended December 31, 2005:
      On January 6, 2005, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC as a loan referral fee with a value of $201,600 (see Note 6).

      On January 31, 2005, the Company issued 104,845 shares of common stock and a warrant to purchase 18,800 shares of common stock, exercisable for a period of five years, all under the Consultant Stock Plan, to Erick Richardson, a partner in the law firm of Richardson & Patel LLC, as well as amending and restating the warrant to purchase 50,000 shares previously issued in 2004 and adjusting the exercise price from $1.00 to $0.50 per share. An additional 136,539 shares of common stock were issued to Richardson & Patel LLC pursuant to an exemption from registration and have piggyback registration rights. The aggregate fair market value of the 241,384 shares on the date of issuance was $101,381 ($0.42 per share), which was applied to reduce the balance of the Company's accrued legal fees to such law firm. The aggregate fair value of the warrants, calculated pursuant to the Black-Scholes option-pricing model, was $28,396, and was charged to operations as general and administrative expense.

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

      On May 24, 2005, the Company entered into a one-year consulting services agreement with CollegeStock LLC for public relations and communications services, which provided for a cash payment of $7,500 and the issuance of a warrant to purchase 20,000 shares of the Company's common stock exercisable at $0.24 per share through May 24, 2008. The fair value of such warrant, calculated pursuant to the Black-Scholes option-pricing model, was $4,600, and was charged to operations as general and administrative expense during the year ended December 31, 2005, as the warrant was fully vested and non-forfeitable at the date of issuance.

      On June 30, 2005, the Company entered into a three-month consulting agreement with Wall Streets Inside Reporter, Inc. for marketing and strategic planning services, which provided for a monthly cash payment of $5,000 and the issuance of 140,000 shares of common stock. The shares of common stock have piggyback registration rights. The aggregate value of such shares of $35,000 was reflected as deferred compensation in the stockholders' deficiency section of the Company's consolidated balance sheet. The parties have agreed that the services to be rendered pursuant to the consulting agreement will be provided when the Company's registration statement has been declared effective by the SEC. Accordingly, the $35,000 will be charged to operations as general and administrative expense over the three month period commencing from February 13, 2006, the date that the Company's registration statement was declared effective by the SEC.

      During December 2005, the Company issued 290,000 shares of common stock to Cornell valued at $23,200 (see Note 6).

     Other Equity-Based Transactions during the Year Ended December 31, 2004:

      On March 29, 2004, the Company issued 300,000 shares of common stock under the Consultant Stock Plan to Benjamin Frankel, a director of the Company who was, at that time, a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard, for accounting and tax services. The aggregate fair market value of such shares on the date of issuance was $162,000 ($0.54 per share), of which $74,155 was applied to reduce the Company's accounts payable balance to such firm and $87,845 was classified as prepaid accounting fee to related party. At December 31, 2005 and 2004, the remaining balance of prepaid accounting fee to related party was $8,758 and $39,279, respectively.

      On June 16, 2004, the Company issued 111,112 shares of common stock and a warrant to purchase 100,000 shares of common stock, all under the Consultant Stock Plan, to Erick Richardson, a partner in the law firm of Richardson & Patel LLP. The warrant was exercisable for a period of five years, one-half at $0.50 per share and one-half at $1.00 per share. The aggregate fair market value of the shares on the date of issuance was $50,000 ($0.45 per share), which was applied to reduce the balance of the Company's accrued legal fees to such law firm. The aggregate fair value of the warrant, calculated pursuant to the Black-Scholes option-pricing model, was $44,500, and was charged to operations as general and administrative expense.

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

      During the year ended December 31, 2004, the Company issued warrants to four unaffiliated individuals for services rendered to purchase 210,000 shares of common stock exercisable for a period of three years at $0.25 per share (50,000 shares), $0.30 per share (100,000 shares) and $0.50 per share (60,000 shares). The aggregate fair value of the warrants, calculated pursuant to the Black-Scholes option-pricing model, was $92,400, and was charged to operations as general and administrative expense.

      During December 2004, the Company issued 310,000 shares of common stock to Cornell and Newbridge valued at $24,800 and a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007 (see Note 6).

     Other Equity-Based Transactions:
      On October 10, 2003, the Company entered into a two year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006 in monthly installments of 16,667 shares. The fair value of such warrant was calculated pursuant to the Black-Scholes option-pricing model as $40,000 and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the consolidated balance sheet. This amount has been charged to operations as general and administrative expense over the two year period beginning October 1, 2003 and ending September 30. 2005. Accordingly, for the years ended December 31, 2005 and 2004, $15,000 and $20,000, respectively, was charged to operations as general and administrative with respect to the amortization of the fair value of such warrant.


      A summary of warrant activity for the years ended December 31, 2004 and 2005 is as follows:

                                                                       Weighted
                                                        Number         average
                                                          of           exercise
                                                       warrants          price
                                                       --------          -----

         Balance outstanding, January 1, 2004          5,034,384        $0.69

         Warrants granted                                410,000         0.42

         Warrants exercised                             (100,000)        0.25
         Warrants expired                                (12,500)        1.00
                                                      ----------
         Balance outstanding, December 31, 2004        5,331,884         0.68

         Warrants granted                                488,800         0.75
         Warrants exercised                                    -            -
         Warrants expired                             (3,806,500)        0.87
                                                      ----------
         Balance outstanding, December 31, 2005        2,014,184        $0.34
                                                      ==========        =====

10. Stock-Based Compensation Plans

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

      On March 3, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,600,000 common shares issuable under the Consultant Stock Plan under the Securities Act of 1933. During the year ended December 31, 2004, the Company issued 411,112 shares of common stock and a warrant to purchase 100,000 shares of common stock under the Consultant Stock Plan (see Note 9). During the year ended December 31, 2005, the Company issued 104,845 shares of common stock and a warrant to purchase 18,800 shares of shares of common stock under the Consultant Stock Plan (see Note 9).

      2004 Option Plan:

      On March 3, 2005, the Company adopted the 2004 Stock Option Plan (the "2004 Option Plan") for officers and employees of the Company or its subsidiaries. The 2004 Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Option Plan authorized the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 960,000 shares of the Company's common stock. The 2004 Option Plan provided that options granted would generally be exercisable at any time during a ten-year period (five years for a stockholder owning in excess of 10% of the Company's common stock) and vest one-third in each of the three years following the grant, unless otherwise provided by the plan administrator. The exercise price for non-qualified stock options would not be less than the par value of the Company's common stock. The exercise price for incentive stock options would not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value of the Company's common stock on the date of grant for a stockholder owning in excess of 10% of the Company's common stock). No option may be exercised during the first six months of its term except in the case of death. The Company had not issued any options under the 2004 Option Plan at December 31, 2005.

      2004 Directors Option Plan:

      On March 3, 2005, the Company adopted the Directors Stock Option Plan (the "2004 Directors Option Plan") for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company's common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company's common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. The Company had not issued any options under the 2004 Directors Option Plan at December 31, 2005.

      During the years ended December 31, 2004 and 2005, the Company did not grant any stock options under any plan.

      A summary of stock option activity during the years ended December 31, 2004 and 2005 is as follows:

                                                                        Weighted
                                                       Number            average
                                                        of              exercise
                                                       options            price
                                                      --------            -----

      Balance outstanding, January 1, 2004             549,000            $0.35
      Options granted                                        -                -
      Options exercised                                      -                -
      Options expired                                        -                -
                                                      --------
      Balance outstanding, December 31, 2004           549,000             0.35

      Options granted                                        -                -
      Options exercised                                      -                -
      Options expired                                 (337,500)            0.48
                                                      --------
      Balance outstanding, December 31, 2005
        (all exercisable)                              211,500            $0.15
                                                      ========            =====


      Information relating to outstanding stock options at December 31, 2005, summarized by exercise price, is as follows:

                                 Outstanding                    Exercisable
                        ----------------------------   -------------------------
      Exercise Price               Life     Exercise            Weighted Average
      Per Share         Shares    (Years)    Price     Shares   Exercise Price
      ---------         ------    -------    -----     ------   --------------

      $0.39              1,500      2.5      $0.39       1,500       $0.39
      $0.15            210,000      1.1      $0.15     210,000       $0.15
                       -------                         -------
      $0.15 - $0.39    211,500      1.1      $0.15     211,500       $0.15
                       =======      ===      =====     =======       =====

11. Commitments

      Lease Commitments:

      The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company's wholly-owned subsidiary, Tix4Tonight, LLC, leases space for its four ticket facilities and its administrative offices in Las Vegas, Nevada, for various periods ranging from one year to five years.

      Many of the Company's operating leases contain predetermined fixed increases in the minimum rental rate during the initial lease term and/or rent holiday periods. For these leases, the Company recognizes the related rent expense on a straight-line basis beginning on the effective date of the lease. The Company records the difference between the amount charged to expense and the rent paid as deferred rent on the Company's balance sheet.

      The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at December 31, 2005, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

           Years Ending December 31,
           -------------------------
             2006                                            $   834,842
             2007                                                800,016
             2008                                                855,752
             2009                                                774,792
             2010                                                367,463
                                                             -----------
                                                             $ 3,632,865
                                                             ===========

      Severance Agreement:

      Effective December 12, 2002, the Company entered into a severance agreement with Kimberly Simon, its Vice President of Operations, which provides for compensation varying from one month to six months of her salary and benefits at the time of termination, depending on circumstances.

      Retirement Plan:

      The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 12% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to the sum of 25% of each dollar deferred, limited to 1% of the participant's compensation. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $3,876 and $7,170 for the years ended December 31, 2005 and 2004, respectively.

      Legal Proceedings:

      The Company's Las Vegas ride facility was located at the Forum Shops at Caesar's Palace Hotel and Casino (the "Forum Shops"). The Forum Shops is a high traffic tourist mall located between Caesar's Palace Hotel and Casino and the Mirage Hotel on the Las Vegas Strip.

      Beginning in early 2003, the Forum Shops had been engaged in construction related to an expansion program immediately adjacent to the Company's Las Vegas ride facility, which the Company believed negatively impacted customer traffic and operating conditions at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility lease during mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company's ride facility and terminate the Company's lease. As a result of the aforementioned factors, the Company's business, operating results and financial condition were adversely affected, which contributed to the Company's decision to close this ride facility on or about December 31, 2003.

      At December 31, 2004, liabilities related to discontinued operations aggregated $652,529, respectively, of which $626,657 related to accrued but unpaid rent with respect to the Company's lease for its former Las Vegas ride facility from mid-2003, when the Company suspended the payment of rent to the Forum Shops, through the expiration date of the lease, January 31, 2005. The Company accrued rent on its former Las Vegas ride facility at the full monthly amount (which included common area fees and utilities) through the date the ride facility was shut-down, December 31, 2003, and at the base monthly rent subsequent to that date.

      In December 2005, the Company and the Forum Shops entered into a Settlement Agreement and Mutual Release of Claims with respect to this litigation. The Settlement Agreement and Mutual Release provided that the Forum Shops would make a one-time cash payment to the Company of $50,000 in complete settlement of this matter, which was received by the Company on December 28, 2005. In addition, the Settlement Agreement and Mutual Release contained standard release provisions with respect to the Company's former ride facility lease. In connection with this settlement, the Company recorded a gain of $676,657 in 2005, of which $50,000 represented a cash settlement and $626,657 reflected a reduction in previously recorded accrued rent included in liabilities related to discontinued operations.


12. Subsequent Events (Unaudited)

      Settlement Agreement with Advantage:

      On February 27, 2006, the Company entered into a settlement agreement with Advantage to modify the Securities Purchase Agreement, the Security Agreement, the Warrant, the Debentures, the Escrow Agreement and the Investor Registration Rights Agreement, each executed on November 4, 2004, and the Amendments dated December 2004, January 2005 and February 2005 to satisfy the outstanding amount due in Liquidated Damages equal to $30,000 pursuant to the Company's late filing and effectiveness of its Registration Statement as set forth in the Investor Registration Rights Agreement. The Liquidated Damages were accrued on the Company's balance sheet at December 31, 2005.

      In accordance with the Agreement, the Company agreed to honor the $25,000 conversion notice previously submitted by Advantage, issue such conversion shares and reduce the balance on the Debentures accordingly. As a result, during February 2006, the Company issued 93,563 shares of common stock to Advantage with a fair market value of $25,000 based on a conversion price of $0.2672 per share.

      The Company has also agreed to pay interest on the Debenture's outstanding balance monthly and to redeem one third of the loan balance plus the redemption premium each on April 1, 2006, June 1, 2006 and August 1, 2006. The Company expects to repay the remaining balance of the Debentures of approximately $505,000, after reduction for the $25,000 principal balance converted into shares of common stock, as well as the estimated redemption premium of $101,000, through funds generated from the issuance of debt and/or the sale of equity securities. Although the Company expects to be able to raise the capital necessary to repay the Debentures and pay the redemption premium, there can be no assurances that the Company will be successful in this regard.

      Employment Agreement with President and Chief Executive Officer:

      Effective March 1, 2006, the Company entered in a three-year employment agreement with Mitch Francis, its President and Chief Executive Officer, to serve as Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8%, benefits, and annual bonuses equal to 6% of the Company's annual earnings in excess of $500,000 before taxes, depreciation and amortization, but after interest expense. The agreement also provides that the Company issue to Mr. Francis 500,000 shares of restricted common stock within thirty (30) days of March 1, 2006. The shares of common stock were issued on March 13, 2006. The shares of common stock are subject to a prohibition on being traded, encumbered or otherwise transferred, which restriction shall lapse in equal annual installments on March 13, 2007, 2008 and 2009. Upon the occurrence of a change in control of the Company, as defined, Mr. Francis will be entitled to, among other compensation, an amount equal to five times his annual base salary immediately prior to the change in control event.

      The 500,000 shares of common stock will be recorded at their fair market value on the date of issuance of $110,000 ($0.22 per share) and will be charged to operations as general and administrative expense over the three-year period commencing March 1, 2006.

      Issuance of Shares of Common Stock:

      During February 2006, the Company issued 230,000 shares of common stock to Richardson & Patel LLC with an approximate fair market value of $74,143 ($0.32 per share) as payment for accrued legal fees.

      On March 13, 2006, the Company issued 50,000 shares of common stock to Kimberly Simon, its Vice President of Operations, for services rendered. The shares of common stock will be recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and will be charged to operations as general and administrative expense during the three months ending March 31, 2006.

      On March 13, 2006, the Company issued a total of 120,000 shares of common stock to its non-officer employees for services rendered. The shares of common stock will be recorded at their fair market value on the date of issuance of $26,400 ($0.22 per share) and will be charged to operations as general and administrative expense during the three months ending March 31, 2006.

      On March 13, 2006, the Company issued 25,000 shares of common stock to a consultant for services rendered. The shares of common stock will be recorded at their fair market value on the date of issuance of $5,500 ($0.22 per share) and will be charged to operations as general and administrative expense during the three months ending March 31, 2006.

      On March 13, 2006, the Company issued a total of 300,000 shares of common stock to its two non-officer directors for services rendered, consisting of 150,000 shares to Benjamin Frankel and 150,000 shares to Norman Feirstein. The shares of common stock will be recorded at their fair market value on the date of issuance of $66,000 ($0.22 per share) and will be charged to operations as general and administrative expense during the three months ending March 31, 2006.

      On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Vice President of Operations. The shares of common stock are subject to pro rata forfeiture over a three-year period based on Ms. Simon ceasing to be employed by the Company. The shares of common stock will be recorded at their fair market value on the date of issuance of $33,000 ($0.22 per share) and will be charged to operations as general and administrative expense over the three-year period commencing March 13, 2006.

                                INDEX TO EXHIBITS


Exhibit
Number      Description of Document
------      -----------------------

 3.1 Certificate of Incorporation, as filed with the State of Delaware on April 6, 1993 (1)
 3.2 Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on August 31, 1993 (1)
 3.3 Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on September 16, 1996 (1)
 3.4 Fourth Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware, effective March 3, 2005 (9)
 3.5        Bylaws of the Company (1)
10.1 Master Equipment Lease Agreement between the Company and Finova Technology Finance, Inc. dated December 12, 1996 (2)
10.2 Amendment to Master Equipment Lease Agreement between the Company and Finova Technology Finance, Inc. dated March 10, 1999 (3)
10.3        Warrant issued to Finova Capital Corporation to purchase
            25,000 shares of common stock at $0.50 per share (4)
10.4        Warrant issued to Finova Capital Corporation to purchase
            25,000 shares of common stock at $1.00 per share (4)
10.5 Warrant Holder Rights Agreement between the Company and Finova Capital Corporation (4)
10.6 Second Modification Agreement and Waiver of Defaults between the Company and Finova Capital Corporation dated June 25, 2001 (4)
10.7 Forbearance Agreement between Cinema Ride, Inc. and Finova Capital Corporation dated October 22, 2004 (6)
10.8        2003 Consultant Stock Option Plan (5)
10.9        2004 Stock Option Plan (7)(C)
10.10       2004 Directors Stock Option Plan (7)(C)
10.11 Securities Purchase Agreement, dated as of November 4, 2004, between Cinema Ride, Inc. and Advantage Capital Development Corp. (8)
10.12 Secured Debenture 001, dated as of November 4, 2004, between Cinema Ride, Inc. and Advantage Capital Development Corp. (8)
10.13 Secured Debenture 002, dated as of November 4, 2004, between Cinema Ride, Inc. and Advantage Capital Development Corp. (8)
10.14 Security Agreement, dated as of November 4, 2004, between Cinema Ride, Inc. and Advantage Capital Development Corp. (8)
10.15 Warrant, dated as of November 4, 2004, between Cinema Ride, Inc. and Advantage Capital Development Corp.(8)
10.16       Common stock purchase warrant issued to Erick D. Richardson (13)
10.17 Investor Registration Rights Agreement, dated as of November 4, 2004, between Cinema Ride, Inc. and Advantage Capital Development Corp. (8)
10.18 Amendment, dated as of December 3, 2004, between Cinema Ride, Inc. and Advantage Capital Development Corp. (8)
10.19 Standby Equity Distribution Agreement, dated as of November 4, 2004, between Cinema Ride, Inc. and Cornell Capital Partners, LP (8)
10.20 Registration Rights Agreement, dated as of November 4, 2004, between Cinema Ride, Inc. and Cornell Capital Partners, LP (8)
10.21 Placement Agent Agreement, dated as of November 4, 2004, among Cinema Ride, Inc., Cornell Capital Partners, LP and Newbridge Securities Corporation (8)
10.22       Gang Consulting Ltd. Consulting Agreement dated January 3, 2005 (10)
10.23       Wall Streets Inside Reporter, Inc. Consulting Agreement dated
            June 30, 2005 (10)
10.24       Knightsbridge Holdings Ltd. Consulting Agreement (11)
10.25 Third Amendment to Lease between the Company and 12001 Ventura Corporation (12)
10.26 Settlement Agreement, dated February 22, 2006, by and between Tix Corporation and Advantage Capital Development Corp. (14)

10.27       Escrow Agreement with David Gonzalez, Esq. (13)
10.28       Escrow Agreement with Gallager, Briody & Butler (13)
10.29       Employment Agreement between Tix Corporation and Mitch Francis effective March 1, 2006 (15) (C)
14          Code of Ethics (6)
21          Subsidiaries of the Registrant (9)
23          Consent of Weinberg & Company, P.A. (15)
31          Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002 (15)
32          Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002 (15)

-----------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on June 16, 1997, and incorporated herein by reference.
(2) Previously filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 1997, and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 3, 2004, and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(7) Previously filed as an Exhibit to the Company's Schedule 14C Information Statement, as filed with the Securities and Exchange Commission on January 26, 2005, and incorporated herein by reference.

(8) Previously filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.

(9) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.
(10) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on July 20, 2005, and incorporated herein by reference.
(11) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on November 10, 2005.
(12) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, and incorporated herein by reference.
(13) Previously filed as Exhibit to the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 3, 2006.
(14) Previously filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, and incorporated herein by reference.
(15) Filed herewith.


(C) Indicates compensatory plan, agreement or arrangement.