Form 10QSB
period 2006-03-31
Tix CORP
filed 2006-05-11
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

                         Commission File Number: 0-24592

                                 Tix Corporation
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

                                 Not applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of April 15, 2006, the Company had 12,635,184 shares of common stock, $0.08 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", "intends", "plans", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, whether as a result of new information, future events or otherwise.

                        TIX CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets - March 31, 2006 (Unaudited) and December 31, 2005

      Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2006 and 2005

      Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited) - Three Months Ended March 31, 2006

      Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2006 and 2005

      Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2006 and 2005

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3.  Defaults upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits

SIGNATURES

                        Tix Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                    March 31,      December 31,
                                                      2006            2005
                                                  -----------      -----------
                                                  (Unaudited)

ASSETS

Current assets:
  Cash                                            $   555,844      $   315,763
  Prepaid accounting fee to related party                  --            8,758
  Prepaid expenses and other current assets            15,624           20,695
                                                   ----------       ----------
    Total current assets                              571,468          345,216
                                                   ----------       ----------

Property and equipment:
  Office equipment and furniture                      188,728          188,728
  Equipment under capital lease                       386,494          387,341
  Leasehold improvements                              258,292          251,216
                                                   ----------       ----------
                                                      833,514          827,285
  Less accumulated depreciation                      (283,336)        (245,165)
                                                   ----------       ----------
    Total property and equipment, net                 550,178          582,120
                                                   ----------       ----------

Other assets:
  Deferred offering costs                              58,000           58,000
  Deposits                                             46,613           56,196
                                                   ----------       ----------
    Total other assets                                104,613          114,196
                                                   ----------       ----------
Total assets                                      $ 1,226,259      $ 1,041,532
                                                   ==========       ==========

                                   (continued)

                        Tix Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                                     March 31,      December 31,
                                                       2006            2005
                                                   -----------      -----------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued liabilities         $ 2,008,387      $ 1,656,448
  Current portion of capital lease obligations          66,150           76,007
  Current portion of notes payable                     903,396          913,198
  Convertible debentures payable, net of discount      336,667          465,584
  Liabilities related to discontinued operations            --              600
                                                    ----------       ----------
    Total current liabilities                        3,314,600        3,111,837
                                                    ----------       ----------

Non-current liabilities:
  Capital lease obligations, less current portion      181,842          194,997
  Deferred rent                                        158,961          134,267
                                                    ----------       ----------
    Total non-current liabilities                      340,803          329,264
                                                    ----------       ----------

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.01 par value; 500,000
  shares authorized; none issued                            --               --
Common stock, $0.08 par value: 100,000,000
  shares authorized; 12,635,184 shares
  and 11,166,621 shares issued and
  outstanding at March 31, 2006 and
  December 31, 2005, respectively                    1,010,815          893,330
Additional paid-in capital                          12,389,549       12,155,991
Deferred compensation                                 (156,986)         (35,000)
Accumulated deficit                                (15,672,522)     (15,413,890)
                                                    ----------       ----------
Total stockholders' deficiency                      (2,429,144)      (2,399,569)
                                                    ----------       ----------
Total liabilities and
  stockholders' deficiency                         $ 1,226,259      $ 1,041,532
                                                    ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                        Tix Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                      2006             2005
                                                 -------------    -------------

Revenues                                         $   1,035,720    $     530,484
                                                 -------------    -------------
Costs and expenses:
  Direct costs of revenues                             455,033          345,995
  Selling and marketing expenses                        93,305           68,886
  General and administrative expenses,
    including non-cash compensation expense
    of $129,914 in 2006 and $223,396 in 2005
    (including $80,514 and $0 to officers and
    directors in 2006 and 2005, respectively)          563,234          703,293
  Depreciation and amortization                         38,170           18,557
                                                 -------------    -------------
  Total costs and expenses                           1,149,742        1,136,731
                                                 -------------    -------------
Loss from operations                                  (114,022)        (606,247)
                                                 -------------    -------------
Other income (expense):
  Interest income                                           --                2
  Interest expense                                    (151,277)        (145,611)
                                                 -------------    -------------
  Total other expense, net                            (151,277)        (145,609)
                                                 -------------    -------------
Loss from continuing operations                       (265,299)        (751,856)
                                                 -------------    -------------
Income (loss) from discontinued operations:
  Income (loss) from closure of
    discontinued operations                              6,667          (10,063)
                                                 -------------    -------------
Income (loss) from discontinued operations               6,667          (10,063)
                                                 -------------    -------------
Net loss                                         $    (258,632)   $    (761,919)
                                                 =============    =============
Net loss per common share - basic and diluted:
  From continuing operations                     $       (0.02)   $       (0.07)
  From discontinued operations                              --               --
                                                 -------------    -------------
  Net loss per share                             $       (0.02)   $       (0.07)
                                                 =============    =============
Weighted average number of common shares
  outstanding - basic and diluted                   11,533,363       10,408,160
                                                 =============    =============

     See accompanying notes to condensed consolidated financial statements.

                        Tix Corporation and Subsidiaries
    Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited)
                        Three Months Ended March 31, 2006

                                 Common Stock            Additional                                           Total
                        -----------------------------      Paid-in        Deferred       Accumulated      Stockholders'
                            Shares         Amount          Capital      Compensation        Deficit        Deficiency
                        -------------   -------------   -------------   -------------    -------------    -------------
Balance,
  January 1, 2006          11,166,621   $     893,330   $  12,155,991   $     (35,000)   $ (15,413,890)   $  (2,399,569)

Issuance of common
  stock upon
  conversion of
  convertible
  debenture                    93,563           7,485          17,515              --               --           25,000

Issuance of common
  stock to consultant          25,000           2,000           3,500              --               --            5,500

Issuance of common
  stock to directors          300,000          24,000          42,000              --               --           66,000

Issuance of common
  stock to officers           700,000          56,000          98,000        (143,000)              --           11,000

Issuance of common
  stock to employees          120,000           9,600          16,800              --               --           26,400

Issuance of common
  stock to law firm
  as settlement of
  accrued legal fees          230,000          18,400          55,743              --               --           74,143

Amortization of
  deferred
  compensation                     --              --              --          21,014               --           21,014

Net loss                           --              --              --              --         (258,632)        (258,632)
                        -------------   -------------   -------------   -------------    -------------    -------------
Balance,
  March 31, 2006           12,635,184   $   1,010,815   $  12,389,549   $    (156,986)   $ (15,672,522)   $  (2,429,144)
                        =============   =============   =============   =============    =============    =============

     See accompanying notes to condensed consolidated financial statements.

                        Tix Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                     2006            2005
                                                  -------------    -------------
Cash flows from operating activities:
Net loss                                          $    (258,632)   $    (761,919)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization                          38,170           18,557
  Deferred rent                                          24,694           35,465
  Amortization of prepaid accounting fee                  8,758           12,014
  Common stock and warrants issued for services         108,900          218,396
  Amortization of deferred compensation                  21,014            5,000
  Amortization of deferred loan costs                    64,416           96,621
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Prepaid expenses and other current assets           5,071          (23,949)
      Deposits                                            9,583               --
    Increase (decrease) in:
      Accounts payable and accrued liabilities          426,081          245,242
      Liabilities related to discontinued
        operations                                         (600)          15,836
                                                  -------------    -------------
Net cash provided by (used in) operating
  activities                                            447,455         (138,737)
                                                  -------------    -------------

Cash flows from investing activities:
  Purchases of property and equipment                    (6,229)        (123,852)
                                                  -------------    -------------
Net cash used in investing activities                    (6,229)        (123,852)
                                                  -------------    -------------

Cash flows from financing activities:
  Payments on capital lease obligations                 (23,010)         (11,704)
  Payments on notes payable                              (9,802)          (8,817)
  Payments on convertible debentures                   (168,333)              --
  Net proceeds from issuance of convertible
    debenture                                                --          239,300
                                                  -------------    -------------
Net cash provided by (used in) financing
  activities                                           (201,145)         218,779
                                                  -------------    -------------

Cash:
  Net increase (decrease)                               240,081          (43,810)
  Balance at beginning of period                        315,763          131,186
                                                  -------------    -------------
  Balance at end of period                        $     555,844    $      87,376
                                                  =============    =============

                                   (continued)

                        Tix Corporation and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)

                                                      Three Months Ended March 31,
                                                     -------------   -------------
                                                          2006            2005
                                                     -------------   -------------
Supplemental disclosures of cash flow information:

Cash paid for:
  Interest                                           $      53,445   $      11,463
  Income taxes                                                  --           1,600

Non-cash investing and financing activities:

Acquisition of capital lease assets and
  related obligation                                 $          --   $       5,510
Conversion of accounts payable to notes
  payable                                                       --          24,000
Issuance of common stock for accounts payable               74,143         101,382
Issuance of common stock for loan referral fees                 --         201,600
Issuance of convertible debenture for prepaid
  legal fees                                                    --          12,500
Issuance of common stock upon conversion of
  convertible debenture                                     25,000              --
Beneficial conversion feature of convertible
  debenture                                                     --          70,000

     See accompanying notes to condensed consolidated financial statements.

                        Tix Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2006 and 2005

1.    Organization and Basis of Presentation

Basis of Presentation:

The condensed consolidated financial statements include the operations of Tix Corporation and its wholly-owned subsidiaries, including Tix4Tonight, LLC, a Nevada entity (the "Company"). All intercompany transactions and balances are eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The Company's results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Business Operations:

Through December 31, 2003, the Company was in the ride simulator business. This line of business was discontinued effective December 31, 2003 (see Note 3).

Since January 1, 2004, the Company's sole business activity, through its wholly-owned subsidiary, Tix4Tonight, LLC, has been the sale of tickets for Las Vegas shows, generally at 50% of the original box office price, on the same day of the performance, from four ticket booths located in Las Vegas, Nevada (see
Note 4).

Use of Estimates:

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

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,022,952 during the year ended December 31, 2005, and had a working capital deficiency of $2,766,621 and a stockholders' deficiency of $2,399,569 at December 31, 2005. During the three months ended March 31, 2006, the Company incurred a further net loss of $258,632, and had a working capital deficiency of $2,743,132 and a stockholders' deficiency of $2,429,144 at March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Net Loss Per Common Share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2006 and 2005 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months ended March 31, 2006 and 2005. At March 31, 2006, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 2,225,684 shares. At March 31, 2005, potentially dilutive securities consisted of convertible debentures payable and outstanding common stock purchase warrants and stock options to acquire an aggregate of 7,055,934 shares.

Stock-Based Compensation:

The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was shown as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards.

Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

During the three months ended March 31, 2006 and 2005, the Company did not issue or have outstanding any unvested stock options or warrants to officers, directors and employees that vested during the respective periods. Accordingly, no pro forma financial disclosure was presented for the three months ended March 31, 2005.

Reclassification:

Certain 2005 amounts have been reclassified to conform to the presentation in 2006.

2.    Recent Accounting Pronouncements and Developments

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 is a replacement of APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - (an Amendment of APB Opinion No. 28)" and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. The Company adopted the provisions of SFAS No. 154 effective January 1, 2006.

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

In December 2005, the Company and the Forum Shops entered into a Settlement Agreement and Mutual Release of Claims with respect to this litigation. The Settlement Agreement and Mutual Release provided that the Forum Shops would make a one-time cash payment to the Company of $50,000 in complete settlement of this matter, which was received by the Company on December 28, 2005. In addition, the Settlement Agreement and Mutual Release contained standard release provisions with respect to the Company's former ride facility lease. In connection with this settlement, the Company recorded a gain of $676,657 in 2005, of which $50,000 represented the cash settlement and $626,657 reflected a reduction in previously recorded accrued rent included in liabilities related to discontinued operations.

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. This line of business is presented as a discontinued operation in the Company's consolidated financial statements for the three months ended March 31, 2006 and 2005.

For the three months ended March 31, 2006 and 2005, the Company recognized income (loss) related to the closure of the operations discontinued at December 31, 2003 of $6,667 and $(10,063), respectively.

At March 31, 2006, the Company did not have any liabilities related to discontinued operations. At December 31, 2005, liabilities related to discontinued operations were $600.

4.    Tix4Tonight, LLC

During the year ended December 31, 2003, the Company owned 50% of Tickets2Nite, LLC, a company engaged in the sale of tickets for Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The operations of this business were terminated effective December 31, 2003.

On January 1, 2004, the Company commenced the operation of a same-day discount ticket business at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which has been the Company's only source of operating revenues since January 1, 2004. The operations of Tickets2Nite, LLC and Tix4Tonight, LLC are not directly comparable, since Tickets2Nite, LLC was accounted for under the equity method of accounting and Tix4Tonight, LLC is consolidated with the Company's operations. The Company's competition includes its former partner in Tickets2Nite, LLC, which operates the same type of business in Las Vegas that competes with Tix4Tonight, LLC from one site on the Las Vegas Strip.

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon); the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); North Strip across from the Stardust Hotel and Casino; and in downtown Las Vegas at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005).

Tix4Tonight generally sells show tickets made available to it under short-term, non-exclusive agreements with approximately 50 Las Vegas shows, out of a total of approximately 80 Las Vegas shows running at any one time, and typically offers tickets for approximately 40 shows on any given day at half-price plus a service fee. Tix4Tonight does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers, thus Tix4Tonight has no financial risk with respect to unsold tickets.

The Company's Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. The Company's commissions are calculated based on the face value of the show tickets sold. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds are generally received and paid the day after the show date and are charged back to the respective shows. The refunds are recorded as a reduction to the Company's commissions and fees at the time that they are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

During the three months ended March 31, 2006, two hotel showrooms accounted for 11.7% and 10.2% of revenues, respectively. During the three months ended March 31, 2005, one hotel showroom and one other ticket source accounted for 13.4% and 13.1% of revenues, respectively.

5.    Notes Payable

Notes payable consisted of the following at March 31, 2006 and December 31, 2005:

                                                                      2006           2005
                                                                   -----------    -----------
                                                                   (Unaudited)
Notes payable, Finova (as modified October 29, 2004)
  - Discounted Amount                                              $   112,957    $   119,759
  - Remaining Indebtedness                                             781,439        781,439
Note payable, other                                                      9,000         12,000
                                                                   -----------    -----------
                                                                       903,396        913,198
Less current portion                                                  (903,396)      (913,198)
                                                                   -----------    -----------
Non-current portion                                                $        --    $        --
                                                                   ===========    ===========

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

Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provided for the Company to repay the lender its aggregate obligation at September 30, 2004 of $956,439 (including accrued interest payable of $240,197) as follows: (i) $175,000 of the $956,439 (the "Discounted Amount"), to be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, to be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") will continue to bear interest at 16.64% per annum, but will be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's President and Chief Executive Officer.

Although the Company expects to repay in full the Discounted Amount, and is in compliance with the terms of the Forbearance Agreement at March 31, 2006, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement. The balance of the Discounted Amount was $112,957 at March 31, 2006 and $119,759 at December 31, 2005.

6.    Issuance of Convertible Debentures and Standby Equity Distribution
      Agreement

Issuance of Convertible Debentures to Advantage Capital Development Corp.:

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures with an aggregate face value of $530,000 (collectively, the "Debentures") to Advantage Capital Development Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing ("Debenture No. 1") and received net proceeds of $200,000. The Company issued another Debenture with a face value of $280,000 on January 6, 2005 ("Debenture No. 2") and received net proceeds of $239,300. The Debentures were originally scheduled to mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures were classified in the Company's balance sheet as current liabilities at March 31, 2006 and December 31, 2005.

Interest on the Debentures was originally due at the maturity date but is now being paid monthly in cash (see below). The Debentures are secured by all of the assets and property of the Company. At the option of the holder, the Debentures were convertible from time to time after nine months from the date of closing into the Company's common stock at a price per share of either (a) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to eighty percent (80%) of the average volume weighted average price of the Company's Common Stock, as quoted by Bloomberg, L.P. for the five (5) trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time shall the conversion price be less than $0.25 per share. The Company has an option to redeem all or a portion of the outstanding Debentures at a redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

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

The Debentures are convertible into equity based on their face amount, which resulted in a beneficial conversion feature with a fair value of $62,500 for Debenture No. 1 and $70,000 for Debenture No. 2. The aggregate value of the warrant of $36,000, the value of the beneficial conversion features of $62,500 and $70,000, and the aggregate related financing costs of $90,700 paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and was charged to operations as interest expense over the term of the Debentures through March 31, 2006.

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

For the year ended December 31, 2005, the Company recorded Liquidated Damages of $79,500, which was included in interest expense in the Company's consolidated financial statements.

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

In accordance with the settlement agreement, the Company agreed to honor the $25,000 conversion notice previously submitted by Advantage, issue such conversion shares and reduce the balance on the Debentures accordingly. As a result, during February 2006, the Company issued 93,563 shares of common stock to Advantage with a fair market value of $25,000 based on a conversion price of $0.2672 per share.

The Company also agreed to pay interest on the Debenture's outstanding balance monthly and to redeem one-third of the remaining loan balance plus the redemption premium each on April 1, 2006, June 1, 2006 and August 1, 2006. During the term of the settlement agreement, as long as the Company is not in default under such agreement, Advantage agreed to suspend any additional conversions with respect to its Debentures. On March 29, 2006, the Company paid the installment due on April 1, 2006 of $202,000, which consisted of a principal payment of $168,333 and a redemption premium of $33,667. The Company expects to repay the remaining balance of the Debentures of approximately $336,667, as well as the estimated remaining redemption premium of $67,333, through funds generated from the issuance of debt and/or the sale of equity securities. Although the Company expects to be able to raise the capital necessary to repay the Debentures and pay the redemption premium, there can be no assurances that the Company will be successful in this regard.

The Company is recognizing the redemption premium as additional interest expense over the scheduled repayment term of the Debentures through August 1, 2006. The Company was in compliance with the settlement agreement at March 31, 2006.

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

Cornell received 290,000 shares of the Company's common stock as a commitment fee and received an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $48,000) and were included in deferred offering costs in the Company's balance sheet at March 31, 2006 and December 31, 2005.

Agreement with Knightsbridge Holdings, LLC:

On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC ("Knightsbridge") as a referral fee. The Company was obligated to file a registration statement to cover 200% of the shares so issued. The agreement with Knightsbridge was for an initial term through February 28, 2005, and shall continue thereafter on a month-to-month basis, but the Company shall not have the right to terminate the agreement until such time as it has fulfilled all of its obligations under its agreement with Advantage. The Company also agreed to pay Knightsbridge a monthly consulting fee of $2,500. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and was charged to operations as interest expense over the remaining term of the Debentures through March 31, 2006.

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

7.    Stock-Based Transactions

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

On January 6, 2005, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC as a loan referral fee with a value of $201,600 (see
Note 6).

On October 10, 2003, the Company entered into a two year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006 in monthly installments of 16,667 shares. The fair value of such warrant was calculated pursuant to the Black-Scholes option-pricing model as $40,000 and was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount was charged to operations as general and administrative expense over the two-year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the three months ended March 31, 2005 and 2004, $5,000 was charged to operations as general and administrative expense with respect to such warrant.

Other Equity-Based Transactions during the Three Months Ended March 31, 2006:

On February 23, 2006, the Company issued 230,000 shares of common stock to Erick Richardson, a partner in the law firm of Richardson & Patel LLC, under the Consultant Stock Plan, with an approximate fair market value of $74,143 ($0.32 per share) as payment for accrued legal fees.

On March 13, 2006, the Company issued 50,000 shares of common stock to Kimberly Simon, its Vice President, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense during the three months ended March 31, 2006.

On March 13, 2006, the Company issued a total of 120,000 shares of common stock to its non-officer employees as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $26,400 ($0.22 per share) and were charged to operations as general and administrative expense during the three months ended March 31, 2006.

On March 13, 2006, the Company issued 25,000 shares of common stock to a consultant for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $5,500 ($0.22 per share) and were charged to operations as general and administrative expense during the three months ended March 31, 2006.

On March 13, 2006, the Company issued a total of 300,000 shares of common stock to its two non-officer directors for services rendered, consisting of 150,000 shares to Benjamin Frankel and 150,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $66,000 ($0.22 per share) and were charged to operations as general and administrative expense during the three months ended March 31, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Vice President. The shares of common stock are subject to pro rata forfeiture over a three-year period based on Ms. Simon ceasing to be employed by the Company. The 150,000 shares of common stock were recorded at their fair market value on the date of issuance of $33,000 ($0.22 per share) and such amount was credited to common stock and additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount is being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006.

On June 30, 2005, the Company entered into a three-month consulting agreement with Wall Streets Inside Reporter, Inc. for marketing and strategic planning services, which provided for a monthly cash payment of $5,000 and the issuance of 140,000 shares of common stock. The shares of common stock have piggyback registration rights. The aggregate fair market value of such shares of $35,000 was reflected as deferred compensation in the stockholders' deficiency section of the Company's consolidated balance sheet. The parties have agreed that the services to be rendered pursuant to the consulting agreement will be provided beginning when the Company's registration statement has been declared effective by the SEC. Accordingly, the $35,000 is being charged to operations as general and administrative expense over the three-month period commencing February 13, 2006 (the date that the Company's registration statement was declared effective by the SEC), of which $17,500 was amortized during the three months ended March 31, 2006.

During March 2006, the Company issued 500,000 shares of common stock pursuant to a new employment agreement with its President and Chief Executive Officer (see
Note 9).

8.    Related Party Transactions

During 2006, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation. During 2005, Mr. Frankel was a principal in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard LLP.

Effective March 6, 2006, the Company entered into a one-year agreement with Mr. Frankel's current firm for certain business, accounting and tax advisory services to be provided by Mr. Frankel for a monthly retainer fee of $5,000 effective January 1, 2006. Other services outside the scope of this agreement will be invoiced separately by Mr. Frankel's firm. This agreement was approved by the Company's Board of Directors.

During the three months ended March 31, 2006 and 2005, the Company incurred fees to such accounting firms of $17,806 and $22,012, respectively, for accounting and tax services. In addition, during the three months ended March 31, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee to Mr. Frankel's former firm of $8,758 at December 31, 2005.

At March 31, 2006 and December 31, 2005, the Company had accrued compensation due to its President and Chief Executive Officer of $65,726, which was included in accounts payable and accrued liabilities.

9.    Commitments and Contingencies

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

The 500,000 shares of common stock were recorded at their fair market value on the date of issuance of $110,000 ($0.22 per share) and such amount was credited to common stock and additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount is being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006.

10.   Subsequent Events

Subsequent to March 31, 2006, the Company is attempting to raise between $500,000 and $1,000,000 of additional capital through the sale of units at $0.25 per unit, with each unit consisting of one share of common stock and 1/2 warrant exercisable at $0.50 per share for a period of 24 months. During April 2006, the Company raised $85,000 through the sale of such units.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

Effective January 1, 2004, the Company's sole business activity, through its wholly-owned subsidiary, Tix4Tonight, LLC, was the sale of tickets for Las Vegas shows, generally at 50% of the original box office price, on the same day of the performance, from four ticket booths located in Las Vegas, Nevada.

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon); the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); North Strip across from the Stardust Hotel and Casino; and in downtown Las Vegas at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005).

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

Revenue Recognition and Presentation:

The Company's Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. The Company's commissions are calculated based on the face value of the show tickets sold. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds are generally received and paid the day after the show date and are charged back to the respective shows. The refunds are recorded as a reduction to the Company's commissions and fees at the time that they are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

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

Recent Accounting Pronouncements and Developments:

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 is a replacement of APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - (an Amendment of APB Opinion No. 28)" and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. The Company adopted the provisions of SFAS No. 154 effective January 1, 2006.

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

Results of Operations - Three Months Ended March 31, 2006 and 2005:

Revenues. Revenues from ticket commissions and fees were $1,035,720 for the three months ended March 31, 2006, as compared to $530,484 for the three months ended March 31, 2005, an increase of $505,236 or 95.2%. Revenues increased in 2006 as compared to 2005 as a result of several factors, including additional ticket booths, improved ticket booth locations, higher quality show tickets, and increased customer demand for tickets. The Company sold 117,455 tickets during the three months ended March 31, 2006, as compared to 60,849 tickets during the three months ended March 31, 2005, an increase of 56,606 tickets or 93.0%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $4,164,521 for the three months ended March 31, 2006, as compared to $1,967,462 for the three months ended March 31, 2005, an increase of $2,197,059 or 111.7%.

Direct Costs of Revenues. Direct costs of revenues were $455,033 for the three months ended March 31, 2006, as compared to $345,995 for the three months ended March 31, 2005, an increase of $109,038 or 31.5%. Direct costs of revenues decreased to 43.9% of revenues for the three months ended March 31, 2006, as compared to 65.2% of revenues for the three months ended March 31, 2005, as a result of the significant increase in revenues in 2006 as compared to 2005. Direct costs of revenues increased on an absolute basis in 2006 as compared to 2005 as a result of an increase in rent expense resulting from expanded or additional ticketing locations opened in late 2005, and an increase in payroll costs resulting from the hiring of additional employees to staff these locations.

Selling and Marketing Expenses. Selling and marketing expenses were $93,305 for the three months ended March 31, 2006, as compared to $68,886 for the three months ended March 31, 2005, an increase of $24,419 or 35.4%, primarily as a result of an increase in discretionary advertising expenditures. Selling and marketing expenses decreased to 9.0% of revenues for the three months ended March 31, 2006, as compared to 13.0% of revenues for the three months ended March 31, 2005.

Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business. The Company does not expect selling and marketing expenses to increase significantly to the extent that the Company opens additional ticketing locations in Las Vegas.

General and Administrative Expenses. General and administrative expenses were $563,234 for the three months ended March 31, 2006, as compared to $703,293 for the three months ended March 31, 2005, a decrease of $140,059 or 19.9%, primarily as a result of a decrease in consulting and legal fees, offset in part by increases in merchant fees and corporate staffing costs. Included in general and administrative expenses were non-cash consulting and advisory fees and compensation of $129,914 for the three months ended March 31, 2006 (including $80,514 to officers and directors), as compared to $223,396 for the three months ended March 31, 2005 (including $172,000 related to the issuance of warrants to Gang Consulting Ltd.).

Significant components of general and administrative expenses include corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and occupancy costs.

Depreciation and Amortization. Depreciation and amortization was $38,170 for the three months ended March 31, 2006, as compared to $18,557 for the three months ended March 31, 2005, an increase of $19,613 or 105.7%, primarily as a result of increased depreciation and amortization incurred with respect to leasehold improvements and equipment acquired for Tix4Tonight's new ticketing locations in Las Vegas.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $114,022 for the three months ended March 31, 2006, as compared to a loss from operations of $606,247 for the three months ended March 31, 2005.

Interest Income. Interest income was $2 for the three months ended March 31, 2005. There was no interest income for the three months ended March 31, 2006.

Interest Expense. Interest expense was $151,277 for the three months ended March 31, 2006, as compared to $145,611 for the three months ended March 31, 2005, an increase of $5,666, primarily as a result of an increase in capital lease obligations.

Loss from Continuing Operations. As a result of the aforementioned factors, loss from continuing operations was $265,299 for the three months ended March 31, 2006, as compared to a loss from continuing operations of $751,856 for the three months ended March 31, 2005.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $6,667 for the three months ended March 31, 2006, as compared to a loss from discontinued operations of $10,063 for the three months ended March 31, 2005, reflecting costs incurred related to the closure of the Company's former ride simulator business, which was terminated effective December 31, 2003.

Net Loss. As a result of the aforementioned factors, net loss was $258,632 for the three months ended March 31, 2006, as compared to a net loss of $761,919 for the three months ended March 31, 2005.

Liquidity and Capital Resources - March 31, 2006:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its debt and equity securities to provide the resources necessary to fund its operations and develop its show ticketing business.

The Company is continuing its efforts to raise new capital in 2006 to support the development and expansion of its Las Vegas show ticketing business, although there can be no assurances that the Company will be successful in this regard.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,022,952 during the year ended December 31, 2005, and had a working capital deficiency of $2,766,621 and a stockholders' deficiency of $2,399,569 at December 31, 2005. During the three months ended March 31, 2006, the Company incurred a further net loss of $258,632, and had a working capital deficiency of $2,743,132 and a stockholders' deficiency of $2,429,144 at March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Operating Activities. Operating activities generated cash of $447,455 during the three months ended March 31, 2006, as compared to utilizing cash of $138,737 during the three months ended March 31, 2005, primarily as a result of a significant increase in revenues and decrease in net loss, offset in part by an increase in accounts payable and accrued liabilities. At March 31, 2006, the Company had cash of $555,844, as compared to cash of $240,080 at December 31, 2005.

The Company had a working capital deficiency of $2,743,132 at March 31, 2006, as compared to $2,766,621 at December 31, 2005. At March 31, 2006 and December 31, 2005, the Company had accrued compensation due to its President and Chief Executive Officer of $65,726, which was included in accounts payable and accrued liabilities.

Investing Activities. For the three months ended March 31, 2006 and March 31, 2005, investing activities utilized net cash of $6,229 and $123,852, respectively, for the purchases of property and equipment.

Financing Activities. For the three months ended March 31, 2006, financing activities utilized net cash of $201,146, consisting of payments on capital lease obligations of $23,010, payments on notes payable of $9,802, and principal payments with respect to the convertible debentures of $168,333 (see below). For the three months ended March 31, 2005, financing activities provided net cash of $218,779, consisting of the net proceeds from the issuance of a convertible debenture of $239,300, reduced by payments on capital lease obligations of $11,704 and payments on notes payable of $8,817.

Issuance of Convertible Debentures and Standby Equity Distribution Agreement:

Issuance of Convertible Debentures to Advantage Capital Development Corp. On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures with an aggregate face value of $530,000 (collectively, the "Debentures") to Advantage Capital Development Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing ("Debenture No. 1") and received net proceeds of $200,000. The Company issued another Debenture with a face value of $280,000 on January 6, 2005 ("Debenture No. 2") and received net proceeds of $239,300. The Debentures were originally scheduled to mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures were classified in the Company's balance sheet as current liabilities at March 31, 2006 and December 31, 2005.

Interest on the Debentures was originally due at the maturity date but is now being paid monthly in cash (see below). The Debentures are secured by all of the assets and property of the Company. At the option of the holder, the Debentures were convertible from time to time after nine months from the date of closing into the Company's common stock at a price per share of either (a) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to eighty percent (80%) of the average volume weighted average price of the Company's Common Stock, as quoted by Bloomberg, L.P. for the five (5) trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time shall the conversion price be less than $0.25 per share. The Company has an option to redeem all or a portion of the outstanding Debentures at a redemption price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest.

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

The Debentures are convertible into equity based on their face amount, which resulted in a beneficial conversion feature with a fair value of $62,500 for Debenture No. 1 and $70,000 for Debenture No. 2. The aggregate value of the warrant of $36,000, the value of the beneficial conversion features of $62,500 and $70,000, and the aggregate related financing costs of $90,700 paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and was charged to operations as interest expense over the term of the Debentures through March 31, 2006.

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

For the year ended December 31, 2005, the Company recorded Liquidated Damages of $79,500, which was included in interest expense in the Company's consolidated financial statements.

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

In accordance with the settlement agreement, the Company agreed to honor the $25,000 conversion notice previously submitted by Advantage, issue such conversion shares and reduce the balance on the Debentures accordingly. As a result, during February 2006, the Company issued 93,563 shares of common stock to Advantage with a fair market value of $25,000 based on a conversion price of $0.2672 per share.

The Company also agreed to pay interest on the Debenture's outstanding balance monthly and to redeem one-third of the remaining loan balance plus the redemption premium each on April 1, 2006, June 1, 2006 and August 1, 2006. During the term of the settlement agreement, as long as the Company is not in default under such agreement, Advantage agreed to suspend any additional conversions with respect to its Debentures. On March 29, 2006, the Company paid the installment due on April 1, 2006 of $202,000, which consisted of a principal payment of $168,333 and a redemption premium of $33,667. The Company expects to repay the remaining balance of the Debentures of approximately $336,667, as well as the estimated remaining redemption premium of $67,333, through funds generated from the issuance of debt and/or the sale of equity securities. Although the Company expects to be able to raise the capital necessary to repay the Debentures and pay the redemption premium, there can be no assurances that the Company will be successful in this regard.

The Company is recognizing the redemption premium as additional interest expense over the scheduled repayment term of the Debentures through August 1, 2006. The Company was in compliance with the settlement agreement at March 31, 2006.

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

Cornell received 290,000 shares of the Company's common stock as a commitment fee and received an additional 290,000 shares of the Company's common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation ("Newbridge") will serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, Newbridge received 20,000 shares of the Company's common stock. The shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $48,000) and were included in deferred offering costs in the Company's balance sheet at March 31, 2006 and December 31, 2005.

Agreement with Knightsbridge Holdings, LLC. On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC ("Knightsbridge") as a referral fee. The Company was obligated to file a registration statement to cover 200% of the shares so issued. The agreement with Knightsbridge was for an initial term through February 28, 2005, and shall continue thereafter on a month-to-month basis, but the Company shall not have the right to terminate the agreement until such time as it has fulfilled all of its obligations under its agreement with Advantage. The Company also agreed to pay Knightsbridge a monthly consulting fee of $2,500. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and was charged to operations as interest expense over the remaining term of the Debentures through March 31, 2006.

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

Effective October 29, 2004, the Company entered into a Forbearance Agreement with the lender which provided for the Company to repay the lender its aggregate obligation at September 30, 2004 of $956,439 (including accrued interest payable of $240,197) as follows: (i) $175,000 of the $956,439 (the "Discounted Amount"), to be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, to be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") will continue to bear interest at 16.64% per annum, but will be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's President and Chief Executive Officer.

Although the Company expects to repay in full the Discounted Amount, and is in compliance with the terms of the Forbearance Agreement at March 31, 2006, there can be no assurances that the Company will be successful in this regard. Accordingly, the Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the Forbearance Agreement. The balance of the Discounted Amount was $112,957 at March 31, 2006 and $119,759 at December 31, 2005.

Principal Commitments:

At March 31, 2006, the Company did not have any material commitments for capital expenditures. The Company's principal commitments for the next five fiscal years consisted of contractual commitments as summarized below. The summary shown below assumes that the Company will repay the Discounted Amount of its note payable obligation to Finova in full on a timely basis, and that the Remaining Indebtedness will therefore be canceled without any further cash payment by the Company.

                                                      Payments due by Fiscal Years Ending March 31,
                                             --------------------------------------------------------------

Contractual cash obligations       Total        2007         2008         2009         2010         2011
-----------------------------   ----------   ----------   ----------   ----------   ----------   ----------
Debentures payable, including
  redemption premium            $  404,000   $  404,000   $       --   $       --   $       --   $       --

Note payable - Finova
  (Discounted Amount)              112,957      112,957           --           --           --           --

Note payable - other                 9,000        9,000           --           --           --           --

Other contractual obligations       10,000       10,000           --           --           --           --

Employment agreement               869,843      276,833      298,980      294,030           --           --

Capital lease obligations          324,129       94,880       70,639       59,403       53,880       45,326

Operating lease obligations      3,433,095      834,654      813,944      858,858      665,701      259,938
                                ----------   ----------   ----------   ----------   ----------   ----------
Total contractual cash
  obligations                   $5,163,024   $1,742,325   $1,183,563   $1,212,291   $  719,581   $  305,264
                                ==========   ==========   ==========   ==========   ==========   ==========

Off-Balance Sheet Arrangements:

At March 31, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2006, the Company issued 50,000 shares of common stock to Kimberly Simon, its Vice President, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense during the three months ended March 31, 2006.

On March 13, 2006, the Company issued a total of 120,000 shares of common stock to its non-officer employees as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $26,400 ($0.22 per share) and were charged to operations as general and administrative expense during the three months ended March 31, 2006.

On March 13, 2006, the Company issued 25,000 shares of common stock to a consultant for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $5,500 ($0.22 per share) and were charged to operations as general and administrative expense during the three months ended March 31, 2006.

On March 13, 2006, the Company issued a total of 300,000 shares of common stock to its two non-officer directors for services rendered, consisting of 150,000 shares to Benjamin Frankel and 150,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $66,000 ($0.22 per share) and were charged to operations as general and administrative expense during the three months ended March 31, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Vice President. The shares of common stock are subject to pro rata forfeiture over a three-year period based on Ms. Simon ceasing to be employed by the Company. The 150,000 shares of common stock were recorded at their fair market value on the date of issuance of $33,000 ($0.22 per share) and such amount was credited to common stock and additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount is being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006.

Effective March 1, 2006, the Company entered in a three-year employment agreement with Mitch Francis, its President and Chief Executive Officer, to serve as Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides that the Company issue to Mr. Francis 500,000 shares of restricted common stock within thirty (30) days of March 1, 2006. The shares of common stock were issued on March 13, 2006. The shares of common stock are subject to a prohibition on being traded, encumbered or otherwise transferred, which restriction shall lapse in equal annual installments on March 13, 2007, 2008 and 2009. The 500,000 shares of common stock were recorded at their fair market value on the date of issuance of $110,000 ($0.22 per share) and such amount was credited to common stock and additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount is being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006.

The shares of common stock acquired by officers, directors, employees and consultants were issued without registration pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

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

                                                TIX CORPORATION
                                                ---------------
                                                 (Registrant)

Date:  May 10, 2006                        By:  /s/ MITCH FRANCIS
                                                ------------------------------
                                                Mitch Francis
                                                Chief Executive Officer and
                                                Chief Financial Officer
                                                (Duly Authorized Officer
                                                and Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number    Description of Document
-------   -----------------------

31 Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002