Form 10QSB
period 2006-06-30
Tix CORP
filed 2006-08-11
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

                         Commission File Number: 0-24592

                                 Tix Corporation
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

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

As of August 8, 2006, the Company had 17,311,949 shares of common stock, $0.08 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", "intends", "plans", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, whether as a result of new information, future events or otherwise.

                        TIX CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets - June 30, 2006 (Unaudited) and December 31, 2005

    Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2006 and 2005

    Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited) - Six Months Ended June 30, 2006

    Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2006 and 2005

    Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2006 and 2005

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3.  Defaults upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits

SIGNATURES

                        Tix Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                June 30,    December 31,
                                                  2006          2005
                                              -----------   ------------
                                              (Unaudited)
ASSETS
Current assets:
  Cash                                         $  828,759    $  315,763
  Prepaid accounting fee to related party              --         8,758
  Prepaid expenses and other current assets        16,570        20,695
                                               ----------    ----------
    Total current assets                          845,329       345,216
                                               ----------    ----------
Property and equipment:
  Office equipment and furniture                  221,729       188,728
  Equipment under capital lease                   386,494       387,341
  Leasehold improvements                          258,292       251,216
                                               ----------    ----------
                                                  866,515       827,285
  Less accumulated depreciation                  (323,071)     (245,165)
                                               ----------    ----------
    Total property and equipment, net             543,444       582,120
                                               ----------    ----------
Other assets:
  Deferred offering costs                          58,000        58,000
  Deposits                                         46,613        56,196
                                               ----------    ----------
    Total other assets                            104,613       114,196
                                               ----------    ----------
Total assets                                   $1,493,386    $1,041,532
                                               ==========    ==========

                                   (continued)

                        Tix Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                                      June 30,     December 31,
                                                        2006          2005
                                                    ------------   ------------
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued liabilities          $  1,666,709   $  1,656,448
  Current portion of capital lease obligations            57,127         76,007
  Current portion of notes payable                       895,810        913,198
  Debentures payable, net of discount                    168,333        465,584
  Liabilities related to discontinued operations              --            600
                                                    ------------   ------------
    Total current liabilities                          2,787,979      3,111,837
                                                    ------------   ------------
Non-current liabilities:
  Capital lease obligations, less current portion        168,322        194,997
  Deferred rent                                          168,655        134,267
                                                    ------------   ------------
    Total non-current liabilities                        336,977        329,264
                                                    ------------   ------------
Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.01 par value -
  Authorized - 500,000 shares
  Issued - None                                               --             --
Common stock, $0.08 par value -
  Authorized - 100,000,000 shares
  Issued and Outstanding -
  15,671,949 shares and
  11,166,621 shares at June 30, 2006 and
  December 31, 2005, respectively                      1,253,756        893,330
Additional paid-in capital                            12,874,508     12,155,991
Deferred compensation                                   (127,569)       (35,000)
Accumulated deficit                                  (15,632,265)   (15,413,890)
                                                    ------------   ------------
Total stockholders' deficiency                        (1,631,570)    (2,399,569)
                                                    ------------   ------------
Total liabilities and
  stockholders' deficiency                          $  1,493,386   $  1,041,532
                                                    ============   ============

     See accompanying notes to condensed consolidated financial statements.

                        Tix Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                      2006         2005
                                                  -----------   -----------

Revenues                                          $ 1,292,497   $   620,205
                                                  -----------   -----------
Costs and expenses:
  Direct costs of revenues                            498,350       363,844
  Selling and marketing expenses                      103,040        90,892
  General and administrative expenses                 442,357       422,890
  Equity-based compensation expense, including
    $61,417 and $0 to officers and directors
    in 2006 and 2005, respectively                    114,317         9,600
  Depreciation and amortization                        39,735        20,835
                                                  -----------   -----------
  Total costs and expenses                          1,197,799       908,061
                                                  -----------   -----------
Income (loss) from operations                          94,698      (287,856)
                                                  -----------   -----------
Other income (expense):
  Interest income                                         535             4
  Other income                                         37,300            --
  Interest expense                                    (90,950)     (163,840)
                                                  -----------   -----------
  Total other expense, net                            (53,115)     (163,836)
                                                  -----------   -----------
Income (loss) from continuing operations               41,583      (451,692)
                                                  -----------   -----------
Income (loss) from discontinued operations:
  Income (loss) from closure of discontinued
    operations                                         (1,326)        1,670
                                                  -----------   -----------
  Income (loss) from discontinued operations           (1,326)        1,670
                                                  -----------   -----------
Net income (loss)                                 $    40,257   $  (450,022)
                                                  ===========   ===========
Net income (loss) per common share - basic
  From continuing operations                      $        --   $     (0.04)
  From discontinued operations                             --            --
                                                  -----------   -----------
                                                  $        --   $     (0.04)
                                                  ===========   ===========

Net income (loss) per common share - diluted
  From continuing operations                      $        --   $     (0.04)
  From discontinued operations                             --            --
                                                  -----------   -----------
                                                  $        --   $     (0.04)
                                                  ===========   ===========
Weighted average common shares outstanding -
  Basic                                            13,912,097    10,736,621
                                                  ===========   ===========
  Diluted                                          14,623,383    10,736,621
                                                  ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                        Tix Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                     2006          2005
                                                 -----------   -----------
Revenues                                         $ 2,328,217   $ 1,150,689
                                                 -----------   -----------
Costs and expenses:
  Direct costs of revenues                           953,383       709,839
  Selling and marketing expenses                     196,345       159,778
  General and administrative expenses                875,677       902,787
  Equity-based compensation expense, including
    $141,930 and $0 to officers and directors
    in 2006 and 2005, respectively                   244,231       232,996
  Depreciation and amortization                       77,905        39,392
                                                 -----------   -----------
  Total costs and expenses                         2,347,541     2,044,792
                                                 -----------   -----------
Loss from operations                                 (19,324)     (894,103)
                                                 -----------   -----------
Other income (expense):
  Interest income                                        535             6
  Other income                                        37,300            --
  Interest expense                                  (242,227)     (309,451)
                                                 -----------   -----------
  Total other expense, net                          (204,392)     (309,445)
                                                 -----------   -----------
Loss from continuing operations                     (223,716)   (1,203,548)
                                                 -----------   -----------
Income (loss) from discontinued operations:
  Income (loss) from closure of discontinued
    operations                                         5,341        (8,393)
                                                 -----------   -----------
  Income (loss) from discontinued operations           5,341        (8,393)
                                                 -----------   -----------
Net loss                                         $  (218,375)  $(1,211,941)
                                                 ===========   ===========
Net loss per common share - basic and diluted:
  From continuing operations                     $     (0.02)  $     (0.11)
  From discontinued operations                            --            --
                                                 -----------   -----------
                                                 $     (0.02)  $     (0.11)
                                                 ===========   ===========
Weighted average common shares outstanding -
  basic and diluted                               12,729,301    10,572,390
                                                 ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                        Tix Corporation and Subsidiaries
    Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited)
                         Six Months Ended June 30, 2006

                                   Common Stock          Additional                                     Total
                              -----------------------     Paid-in       Deferred      Accumulated   Stockholders'
                                Shares       Amount       Capital     Compensation      Deficit       Deficiency
                              ----------   ----------   -----------   ------------   ------------   -------------
Balance, January 1, 2006      11,166,621   $  893,330   $12,155,991    $ (35,000)    $(15,413,890)   $(2,399,569)
Sale of common stock and
  warrants                     2,480,000      198,400       404,600           --               --        603,000
Issuance of common stock
  upon conversion of
  convertible debenture           93,563        7,485        17,515           --               --         25,000
Issuance of common stock
  to consultant                  135,000       10,800        30,100           --               --         40,900
Issuance of common stock
  to directors                   300,000       24,000        42,000           --               --         66,000
Issuance of common stock
  to officers                    700,000       56,000        98,000     (143,000)              --         11,000
Issuance of common stock
  to employees                   120,000        9,600        16,800           --               --         26,400
Issuance of common stock
  to law firm as payment
  of accrued legal fees          230,000       18,400        55,743           --               --         74,143
Issuance of common stock
  upon exercise of warrants      400,000       32,000         8,000                                       40,000
Issuance of common stock
  upon exercise of stock
  options                         46,765        3,741        (3,741)          --               --             --
Extension of stock option
  held by officer                     --           --        49,500           --               --         49,500
Amortization of deferred
  compensation                        --           --            --       50,431               --         50,431
Net loss                              --           --            --           --         (218,375)      (218,375)
                              ----------   ----------   -----------    ---------     ------------    -----------
Balance, June 30, 2006        15,671,949   $1,253,756   $12,874,508    $(127,569)    $(15,632,265)   $(1,631,570)
                              ==========   ==========   ===========    =========     ============    ===========

     See accompanying notes to condensed consolidated financial statements.

                        Tix Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                       2006         2005
                                                    ---------   -----------
Cash flows from operating activities:
Net loss                                            $(218,375)  $(1,211,941)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization                      77,905        39,392
    Deferred rent                                      34,388        69,859
    Amortization of prepaid accounting fee              8,758        11,403
    Amortization of prepaid legal fee                      --        21,881
    Common stock and warrants issued for
      services                                        193,800       222,996
    Convertible debenture issued for services              --         2,500
    Amortization of deferred compensation              50,431        10,000
    Amortization of deferred loan costs                64,416       193,242
    Changes in operating assets and liabilities:
    (Increase) decrease in:
      Prepaid expenses and other current assets         4,125       (63,987)
`     Deposits                                          9,583            --
    Increase (decrease) in:
      Accounts payable and accrued liabilities         84,405       542,813
      Deferred income                                      --       100,000
      Liabilities related to discontinued
        operations                                       (600)       (5,352)
                                                    ---------   -----------
Net cash provided by (used in) operating
  activities                                          308,836       (67,194)
                                                    ---------   -----------
Cash flows from investing activities:
  Purchases of property and equipment                 (39,230)     (134,152)
                                                    ---------   -----------
Net cash used in investing activities                 (39,230)     (134,152)
                                                    ---------   -----------
Cash flows from financing activities:
  Payments on capital lease obligations               (45,555)      (24,708)
  Payments on notes payable                           (17,388)      (14,800)
  Payments on convertible debentures                 (336,667)           --
  Net proceeds from convertible debenture                  --       239,300
  Net proceeds from sale of common stock
    and warrants                                      603,000            --
  Exercise of warrants                                 40,000            --
                                                    ---------   -----------
Net cash provided by financing activities             243,390       199,792
                                                    ---------   -----------
Cash:
  Net increase (decrease)                             512,996        (1,554)
  Balance at beginning of period                      315,763       131,186
                                                    ---------   -----------
  Balance at end of period                          $ 828,759   $   129,632
                                                    =========   ===========

                                   (continued)

                        Tix Corporation and Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)

                                                Six Months Ended June 30,
                                                -------------------------
                                                     2006       2005
                                                   --------   --------
Supplemental disclosures of cash flow
  information:
Cash paid for:
  Interest                                         $102,170   $ 26,746
  Income taxes                                           --         --
Non-cash investing and financing
  activities:
Acquisition of capital lease assets and
  related obligation                               $     --   $  5,510
Conversion of accounts payable to notes
  payable                                                --     24,000
Issuance of common stock as payment of
  accounts payable                                   74,143    101,382
Issuance of common stock for loan referral
  fees                                                   --    201,600
Issuance of common stock upon conversion of
  convertible debenture                              25,000         --
Issuance of convertible debenture for prepaid
  legal fees                                             --     12,500
Beneficial conversion feature of convertible
  debenture                                              --     70,000
Issuance of common stock to officers                143,000         --

     See accompanying notes to condensed consolidated financial statements.

                        Tix Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended June 30, 2006 and 2005

1.    Organization and Basis of Presentation

Basis of Presentation:

The condensed consolidated financial statements include the operations of Tix Corporation (formerly Cinema Ride, Inc.) and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances are eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2006, the results of operations for the three months and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 is derived from the Company's audited financial statements.

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

The Company's results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,022,952 during the year ended December 31, 2005, and had a working capital deficiency of $2,766,621 and a stockholders' deficiency of $2,399,569 at December 31, 2005. During the six months ended June 30, 2006, the Company incurred a further net loss of $218,375, and had a working capital deficiency of $1,942,650 and a stockholders' deficiency of $1,631,570 at June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the three months ended June 30, 2006, the Company's operations continued to improve, and the Company reported net income of $40,257. During the six months ended June 30, 2006, the Company's operations provided $308,836 of operating cash flow. In addition, during the three months ended June 30, 2006, the Company sold shares of common stock and warrants for net proceeds of $603,000, with an additional $375,000 of proceeds received during July 2006. These funds will be used to fund debt service obligations and to support the expansion of the operations of Tix4Tonight. Accordingly, based on the combination of operating cash flow and new equity funds raised, the Company believes that it has sufficient working capital resources to fund its near-term cash requirements.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were included in the calculation of earnings per share for the three months ended June 30, 2006, but were not included in the calculation of loss per share for the three months ended June 30, 2005 and the six months ended June 30, 2006 and 2005 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months ended June 30, 2005 and the six months ended June 30, 2006 and 2005. At June 30, 2006 and 2005, potentially dilutive securities consisted of convertible debentures payable and outstanding common stock purchase warrants and stock options to acquire an aggregate of 3,105,684 shares and 7,175,934 shares, respectively. The shares of common stock issuable upon conversion of the convertible debentures payable were excluded from potentially dilutive securities at June 30, 2006 since they were repaid in full on July 1, 2006 (see
Note 6).

Stock-Based Compensation:

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

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. The Company did not have any new or modified grants during the three months and six months ended June 30, 2006.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. The Company did not have any unvested outstanding stock options and warrants at December 31, 2005.

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options and warrants under the fair value method of such statement. However, during the three months and six months ended June 30, 2005, the Company did not issue or have outstanding any unvested stock options or warrants to officers, directors and employees that vested during such periods. Accordingly, no pro forma financial disclosure has been presented for the three months and six months ended June 30, 2005.

During the three months and six months ended June 30, 2006, the Company issued 46,765 shares of common stock upon the exercise of a previously issued stock option for 60,000 shares of common stock with an exercise price of $0.15 per share. The stock option was exercised on a cashless basis, resulting in the issuance of 46,765 shares of common stock. The stock option exercised had an intrinsic value of $31,800 ($0.53 per share). The Company received no income tax benefit from the exercise of this stock option.

A summary of stock option activity under the Company's options plans for the six months ended June 30, 2006 is shown below.

                                                Weighted
                                   Weighted     Average
                                    Average     Remaining
                       Number of   Exercise    Contractual
                        Shares      Price     Life (Years)
                       ---------   --------   ------------
Options outstanding,
  December 31, 2005     211,500      $0.15       0.6
  Granted                    --         --        --
  Exercised             (60,000)      0.15       0.6
  Expired                    --         --        --
                        -------      -----
Options outstanding,
  June 30, 2006 (all
  exercisable)          151,500      $0.15       0.6
                        =======      =====     =====

2.    Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

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

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. This line of business has been presented as a discontinued operation in the Company's consolidated financial statements for the three months and six months ended June 30, 2006 and 2005.

For the three months ended June 30, 2006 and 2005, the Company recognized income
(loss) related to the closure of the operations discontinued at December 31, 2003 of $(1,326) and $1,670, respectively. For the six months ended June 30, 2006 and 2005, the Company recognized income (loss) related to the closure of the operations discontinued at December 31, 2003 of $5,341 and $(8,393), respectively.

At June 30, 2006, the Company did not have any liabilities related to discontinued operations. At December 31, 2005, liabilities related to discontinued operations were $600.

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

Tix4Tonight generally sells show tickets made available to it under short-term, non-exclusive agreements with approximately 50 Las Vegas shows, out of a total of approximately 80 Las Vegas shows running at any one time, and typically offers tickets for approximately 40 shows on any given day at half-price plus a service fee. Tix4Tonight does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid only for the tickets that Tix4Tonight actually sells to customers, thus Tix4Tonight has no financial risk with respect to unsold tickets.

The Company's Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. The Company's commissions are calculated based on the face value of the show tickets sold. The Company's transaction fees are charged on a per-ticket basis. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company's commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

During the three months ended June 30, 2006, three hotel showrooms accounted for 13.9%, 10.6% and 10.1% of revenues, respectively. During the three months ended June 30, 2005, one hotel showroom and one other ticket source accounted for 14.7% and 13.8% of revenues, respectively. During the six months ended June 30, 2006, one hotel showroom accounted for 11.0% of revenues. During the six months ended June 30, 2005, one hotel showroom and one other ticket source accounted for 14.1% and 13.5% of revenues, respectively.

5.    Notes Payable

Notes payable consisted of the following at June 30, 2006 and December 31, 2005:

                                               2006         2005
                                           -----------   ---------
                                           (Unaudited)
Notes payable, Steamboat Capital VII
  (as assigned by Finova on May 1, 2006,
  and as modified on October 29, 2004)
  - Discounted Amount                       $ 108,371    $ 119,759
  - Remaining Indebtedness                    781,439      781,439
Note payable, other                             6,000       12,000
                                            ---------    ---------
                                              895,810      913,198
Less current portion                         (895,810)    (913,198)
                                            ---------    ---------
Non-current portion                         $      --    $      --
                                            =========    =========

Note Payable, Steamboat Capital VII (as assigned by Finova):

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

Effective October 29, 2004, the Company entered into a further agreement with the lender which provided for the Company to repay the lender its aggregate obligation at September 30, 2004 of $956,439 (including accrued interest payable of $240,197) as follows: (i) $175,000 of the $956,439 (the "Discounted Amount"), to be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, to be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") will continue to bear interest at 16.64% per annum, but will be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's President and Chief Executive Officer. On May 1, 2006, Finova conveyed all of its right, title and interest in and to the October 29, 2004 agreement to Steamboat Capital VII, LLC.

The Company was in compliance with the terms of the agreement at June 30, 2006, and expects to repay in full the Discounted Amount on or before December 1, 2006. The Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the agreement. The balance of the Discounted Amount was $108,371 at June 30, 2006 and $119,759 at December 31, 2005.

6.    Issuance of Convertible Debentures and Standby Equity Distribution
      Agreement

Issuance of Convertible Debentures to Advantage Capital Development Corp.:

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures with an aggregate face value of $530,000 (collectively, the "Debentures") to Advantage Capital Development Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing ("Debenture No. 1") and received net proceeds of $200,000. The Company issued another Debenture with a face value of $280,000 on January 6, 2005 ("Debenture No. 2") and received net proceeds of $239,300. The Debentures were originally scheduled to mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures were classified in the Company's balance sheet as current liabilities at June 30, 2006 and December 31, 2005.

Interest on the Debentures was originally due at the maturity date but has been paid monthly in cash (see below). The Debentures are secured by all of the assets and property of the Company. At the option of the holder, the Debentures were convertible from time to time after nine months from the date of closing into the Company's common stock at a price per share of either (a) an amount equal to 120% of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to 80% of the average volume weighted average price of the Company's Common Stock, as quoted by Bloomberg, L.P. for the 5 trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time could the conversion price be less than $0.25 per share. The Company had an option to redeem all or a portion of the outstanding Debentures at a redemption price of 120% of the amount redeemed plus accrued interest.

On November 4, 2004, the Company issued to Advantage a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000. On July 26, 2006, Advantage exercised a portion of such warrant to purchase 40,000 shares of common stock upon payment to the Company of $10,000.

As described below, the Company had the right to determine the form of payment (cash or common stock) for any liquidated damages that the Company might be required to pay to Advantage as a result of its not fulfilling its registration statement requirements with the Securities and Exchange Commission ("SEC") with respect to the shares of common stock underlying the warrant.

The Debentures were convertible into equity based on their face amount, which resulted in a beneficial conversion feature with a fair value of $62,500 for Debenture No. 1 and $70,000 for Debenture No. 2. The aggregate value of the warrant of $36,000, the value of the beneficial conversion features of $62,500 and $70,000, and the aggregate related financing costs of $90,700 paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and were charged to operations as interest expense over the term of the Debentures through March 31, 2006.

Effective February 15, 2005, Advantage agreed to extend the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, for the three months ended March 31, 2005, the Company did not record a provision for Liquidated Damages.

On September 28, 2005, Advantage issued a Notice of Default to the Company with regard to the $530,000 principal amount of Debentures as a result of the Company's failure to pay an originally unspecified amount of liquidated damages as a result of the Company's failure to have its registration statement declared effective by the SEC by the specified filing date in accordance with the terms of the Debentures. On October 27, 2005, Advantage rescinded such Notice of Default and accepted the Company's proposed payment plan to cure the liquidated damages owed to Advantage. The proposed payment plan consisted of three equal installments of $10,600, payable on the 18th day of each month beginning October 18, 2005 and ending December 18, 2005 (the "Payment Plan"). The Company agreed to make all payments in full according to the payment schedule and to have its registration statement declared effective by the SEC by no later than November 30, 2005. If the Company's registration statement was declared effective by November 30, 2005, Advantage agreed to forgo the October and November payments due from the Company according to the Payment Plan. If the Company's registration statement was not declared effective by November 30, 2005, the Notice of Default would be reinstated and all amounts due and owing to Advantage would immediately become payable. Accordingly, for the year ended December 31, 2005, the Company recorded Liquidated Damages of $79,500, which was included in interest expense in the Company's consolidated financial statements.

On February 27, 2006, the Company entered into a settlement agreement (the "Agreement") with Advantage to modify the Securities Purchase Agreement, the Security Agreement, the Warrant, the Debentures, the Escrow Agreement and the Investor Registration Rights Agreement, each executed on November 4, 2004, and the Amendments dated December 2004, January 2005 and February 2005, to satisfy the outstanding amount due in Liquidated Damages equal to $30,000 pursuant to the Company's late filing and effectiveness of its Registration Statement as set forth in the Investor Registration Rights Agreement. The Liquidated Damages were accrued on the Company's balance sheet at December 31, 2005.

In accordance with the Agreement, the Company agreed to honor the $25,000 conversion notice previously submitted by Advantage, issue such conversion shares and reduce the balance on the Debentures accordingly. As a result, during February 2006, the Company issued 93,563 shares of common stock to Advantage with a fair market value of $25,000 based on a conversion price of $0.2672 per share.

The Company agreed to pay interest on the Debenture's outstanding balance monthly and to repay one-third of the remaining loan balance plus the redemption premium each on April 1, 2006, June 1, 2006, and August 1, 2006 ($505,000 plus the 20% redemption premium of $101,000, for a total of $606,000). On March 29, 2006, the Company paid the installment due on April 1, 2006 of $202,000, which consisted of a principal payment of $168,333 and a redemption premium of $33,667. On May 30, 2006, the Company paid the installment due on June 1, 2006 of $202,000, which consisted of a principal payment of $168,333 and a redemption premium of $33,667. On July 1, 2006, the Company paid the final installment of $202,000 due on August 1, 2006, which consisted of a principal payment of $168,334 and a redemption premium of $33,666.

The Company recognized the redemption premium as additional interest expense as the respective installments were paid. As a result of the payment of the final installment on July 1, 2006, the Company has fully complied with the terms of the Agreement.

Standby Equity Distribution Agreement with Cornell Capital Partners, L.P.:

On December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell, at the request of the Company, would periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company had the right to decide if it would sell stock, as well as the timing and amount of such stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale, subject to the satisfaction of certain conditions, including the SEC having declared effective a registration statement covering the shares of common stock to be purchased by Cornell. The Company issued 290,000 shares of its common stock to Cornell as a commitment fee and an additional 290,000 shares of its common stock on the first year anniversary of the Standby Equity Distribution Agreement.

The Company entered into an agreement with Newbridge Securities Corporation ("Newbridge") to serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, the Company issued 20,000 shares of its common stock to Newbridge. The shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $48,000) and were included in deferred offering costs in the Company's balance sheet at June 30, 2006 and December 31, 2005.

On July 20, 2006, the Company terminated its $10,000,000 Standby Equity Distribution Agreement with Cornell. The Company never sold any shares of its common stock pursuant to such agreement and has no continuing financial obligations of any kind to Cornell. There were no early termination penalties incurred by the Company. As a result of the termination of the financing agreement with Cornell, deferred offering costs of $58,000 included in the Company's balance sheet at June 30, 2006 will be charged to operations during the three months ending September 30, 2006.

Agreement with Knightsbridge Holdings, LLC:

On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC ("Knightsbridge") as a referral fee. The Company was obligated to file a registration statement to cover 200% of the shares so issued. The agreement with Knightsbridge was for an initial term through February 28, 2005, and continued thereafter on a month-to-month basis, but the Company did not have the right to terminate the agreement until such time as it had fulfilled all of its obligations under its agreement with Advantage. The Company also agreed to pay Knightsbridge a monthly consulting fee of $2,500. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and was charged to operations as interest expense over the remaining term of the Debentures through March 31, 2006.

Effective July 30, 2006, the Company terminated its agreement with Knightsbridge, as the Company had fulfilled all of its obligations under its agreement with Advantage. Accordingly, the Company's obligation to pay Knightsbridge a monthly consulting fee will terminate after the July 2006 payment.

Subsequent to July 30, 2006, the Company has no continuing financial obligations to Knightsbridge except that, for a period of two years thereafter, should the Company complete a financing transaction through a source introduced, directly or indirectly, by Knightsbridge, Knightsbridge will be entitled to receive a referral fee for debt financings ranging from 1.0% to 2.0%, and for equity financings ranging from 1.5% to 4.0%; and with respect to a merger or acquisition transaction, Knightsbridge will be entitled to receive 5.0% of any securities issued by the Company and a fee ranging from 3.0% to 5.0% of the defined transaction value.

Registration Rights:

The Company was obligated to register the shares of common stock referred to above (the "Registrable Securities").

The Company was originally obligated to prepare and file, no later than 45 days from November 4, 2004 (the "Scheduled Filing Deadline"), a registration statement on Form S-1 or SB-2 (or, if the Company was then eligible, on Form S-3) with the SEC under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by all investors who purchased Debentures or the Company's warrant. The Company was required to use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than 120 days after the date of filing (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remained in effect until all of the Registrable Securities were sold. The Company would be in default if the Initial Registration Statement was not declared effective by the SEC within 120 days after filing thereof.

In the event the Initial Registration Statement was not filed by the Scheduled Filing Deadline or was not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Initial Registration Statement was declared effective by the SEC, sales cannot be made pursuant to the Initial Registration Statement (whether because of a failure to keep the Initial Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Initial Registration Statement, failure to register sufficient shares of common stock or otherwise), then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company was required to pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within 3 business days, after demand therefore, equal to 2% of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each 30 day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline, as the case may be. Should the Company issue common shares in lieu of cash to satisfy the outstanding Liquidated Damages, the price of the shares issued would be calculated using the average closing bid price for the 5 day period immediately preceding such demand. The Convertible Debentures were repaid in full on July 1, 2006.

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock pursuant to the Standby Equity Distribution Agreement with Cornell, as well as the shares of common stock with respect to the Company's commitments to Advantage, Newbridge and Knightsbridge. The Registration Statement, as amended, was declared effective by the SEC on February 13, 2006.

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

Effective January 3, 2005, the Company and Gang Consulting Ltd. entered into a new two-year consulting arrangement effective as of January 1, 2005 that provided for: (1) the termination of the consulting fee payable to Gang Consulting Ltd. of $10,000 per month; (2) the cancellation of common stock purchase warrants previously issued to Gang Consulting Ltd. to purchase an aggregate of 800,000 shares of common stock in equal installments of 100,000 shares at $0.50, $1.00, $1.50, $2.00, $2.50, $3.00, $3.50 and $4.00 per share, respectively; and (3) the issuance of common stock purchase warrants to purchase 400,000 shares of common stock, which were fully vested at issuance and exercisable through May 1, 2008 as follows: 100,000 shares at $0.25 per share; 100,000 shares at $0.50 per share; 50,000 shares at $0.75 per share; 50,000 shares at $1.00 per share; 25,000 shares at $1.25 per share; 25,000 shares at $1.50 per share; 25,000 shares at $1.75 per share; and 25,000 shares at $2.00 per share. The aggregate fair value of such warrants of $172,000, as calculated pursuant to the Black-Scholes option pricing model, was charged to operations during the six months ended June 30, 2005, as the warrants were fully vested and non-forfeitable at the date of issuance.

Other Equity-Based Transactions During the Three Months and Six Months Ended June 30, 2005:

On January 31, 2005, the Company issued 104,845 shares of common stock under the 2003 Consultant Stock Plan and 136,539 shares of common stock pursuant to an exemption from registration to Erick Richardson, a partner in the law firm of Richardson & Patel LLP, for legal services. The shares issued pursuant to an exemption from registration have piggyback registration rights. The aggregate fair market value of the 241,384 shares on the date of issuance was $101,382 ($0.42 per share), all of which was applied to reduce the Company's accounts payable balance to such law firm. The Company also issued an option to purchase 18,800 shares of common stock under the 2003 Consultant Stock Plan, exercisable for a period of five years at $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option pricing model of $7,896. The Company also agreed to reduce the exercise price of a warrant to purchase 50,000 shares of common stock previously issued to Erick Richardson under the 2003 Consultant Stock Plan on June 16, 2004, from $1.00 per share to $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option pricing model of $20,500. The aggregate fair value of such warrants of $28,396 was charged to operations during the three months ended March 31, 2005.

Effective February 28, 2005, the Company terminated a consulting agreement with a financial public relations firm and agreed to issue 36,000 shares of its common stock as payment of the accrued but unpaid fee to such firm of $18,000. The shares of common stock have piggyback registration rights. The effective price of $0.50 per share was in excess of the fair market value of the Company's common stock on February 28, 2005.

On January 6, 2005, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC as a loan referral fee with a value of $201,600 (see
Note 6).

On May 24, 2005, the Company entered into a one-year consulting services agreement with CollegeStock LLC for public relations and communications services, which provided for a cash payment of $7,500 and the issuance of a warrant to purchase 20,000 shares of the Company's common stock exercisable at $0.24 per share through May 24, 2008. The fair value of such warrant of $4,600, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations during the three months and six months ended June 30, 2005, as the warrant was fully vested and non-forfeitable at the date of issuance.

On October 10, 2003, the Company entered into a two-year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006, in monthly installments of 16,667 shares. The fair value of such warrant of $40,000, as calculated pursuant to the Black-Scholes option-pricing model, was credited to additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount was charged to operations over the two-year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the three months and six months ended June 30, 2005, $5,000 and $10,000, respectively, was charged to operations with respect to such warrant.

Other Equity-Based Transactions During the Three Months and Six Months Ended June 30, 2006:

On February 23, 2006, the Company issued 230,000 shares of common stock to Erick Richardson, a partner in the law firm of Richardson & Patel LLC, under the Consultant Stock Plan, with an approximate fair market value of $74,143 ($0.32 per share) as payment for accrued legal fees.

On March 13, 2006, the Company issued 50,000 shares of common stock to Kimberly Simon, its Vice President, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations during the six months ended June 30, 2006.

On March 13, 2006, the Company issued a total of 120,000 shares of common stock to its non-officer employees as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $26,400 ($0.22 per share) and were charged to operations during the six months ended June 30, 2006.

On March 13, 2006, the Company issued 25,000 shares of common stock to a consultant for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $5,500 ($0.22 per share) and were charged to operations during the six months ended June 30, 2006.

On March 13, 2006, the Company issued a total of 300,000 shares of common stock to its two non-officer directors for services rendered, consisting of 150,000 shares to Benjamin Frankel and 150,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $66,000 ($0.22 per share) and were charged to operations during the six months ended June 30, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Vice President. The shares of common stock are subject to pro rata forfeiture over a three-year period based on Ms. Simon ceasing to be employed by the Company. The 150,000 shares of common stock were recorded at their fair market value on the date of issuance of $33,000 ($0.22 per share) and such amount was credited to common stock and additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount is being charged to operations over the three-year period commencing March 13, 2006.

During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer (see Note 9). The 500,000 shares of common stock were recorded at their fair market value on the date of issuance of $110,000 ($0.22 per share) and such amount was credited to common stock and additional paid-in capital and charged to deferred compensation in the stockholder's deficiency section of the Company's balance sheet. This amount is being charged to operations over the three-year period commencing March 1, 2006.

During April 2006, the Company entered into consulting agreement with a consultant for investor relations and strategic planning services. The Company issued 50,000 shares of common stock, which were recorded at their fair value of $16,000 ($0.32 per share) and were charged to operations during the three months and six months ended June 30, 2006.

During April 2006, the Company entered into a consulting agreement with a consultant for investor relations and strategic planning services. The Company issued 50,000 shares of common stock, which were recorded at their fair value of $16,000 ($0.32 per share) and were charged to operations during the three months and six months ended June 30, 2006.

On April 19, 2006, the Company extended the expiration date of a stock option to purchase 150,000 shares of common stock held by Kimberly Simon, its Vice President. The expiration date was extended from June 5, 2006 to June 5, 2009. The fair value of such stock option of $49,500, as calculated pursuant to the Black-Scholes option-pricing model, was credited to additional paid-in capital and was charged to operations during the three months and six months ended June 30, 2006.

On April 25, 2006, the Company issued 10,000 shares of common stock to a consultant for investor relation services, which were recorded at their fair value of $3,400 ($0.34 per share) and were charged to operations during the three months and six months ended June 30, 2006.

On June 5, 2006, a former employee exercised a previously issued stock option for 60,000 shares of common stock with an exercise price of $0.15 per share. The stock option was exercised on a cashless basis. Accordingly, the aggregate exercise price of $9,000 was paid through the surrender and cancellation of 13,235 shares with a fair market value on the date of exercise of $0.68 per share, which resulted in the issuance of 46,765 shares of common stock.

On June 12, 2006, the Company issued 400,000 shares of common stock upon the exercise of a previously issued warrant at an exercise price of $0.10 per share and received cash proceeds of $40,000.

During the three months ended June 30, 2006, the Company raised additional equity capital through the sale of units in a private placement to accredited investors at $0.25 per unit, with each unit consisting of one share of restricted common stock and a warrant to purchase one-half share of common stock, exercisable at $0.50 per share for a period of 24 months. The shares and warrants have limited piggyback registration rights. The Company sold 2,480,000 units and received gross cash proceeds of $620,000, as a result of which the Company issued 2,480,000 shares of common stock and 1,240,000 warrants. The Company paid a cash finder's fee of $17,000 to Gang Consulting with respect to such equity offering, which was recorded as a reduction to additional paid-in capital during the three months ended June 30, 2006, as a result of which net cash proceeds from the private placement through June 30, 2006 were $603,000.

On June 30, 2005, the Company entered into a three-month consulting agreement with Wall Streets Inside Reporter, Inc. for marketing and strategic planning services, which provided for a monthly cash payment of $5,000 and the issuance of 140,000 shares of common stock. The shares of common stock have piggyback registration rights. The aggregate fair market value of such shares of $35,000 was reflected as deferred compensation in the stockholders' deficiency section of the Company's consolidated balance sheet. The parties agreed that the services to be rendered pursuant to the consulting agreement would be provided beginning when the Company's registration statement had been declared effective by the SEC. Accordingly, the $35,000 was charged to operations over the three-month period commencing February 13, 2006 (the date that the Company's registration statement was declared effective by the SEC) and ending May 13, 2006.

On January 18, 2006, the Company entered into an agreement with Kimberly Simon, its Vice President, that provides for her to receive a bonus in the form of a warrant for 100,000 shares of common stock, exercisable for a period of five years at $0.36 per share (the fair market value on the date of the agreement), that vests only in the event that the gross number of tickets sold in 2006 is at least equal to 125% of the gross number of tickets sold in 2005. As of June 30, 2006, the Company has determined that it is more likely than not that such vesting milestone will be met. Accordingly, the fair value of such warrant of $70,000, calculated pursuant to the Black-Scholes option-pricing model, will be charged to operations over the six-month period commencing July 1, 2006 and ending December 31, 2006.

8.    Related Party Transactions

During 2006, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation. During 2005, Mr. Frankel was a principal in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard LLP.

Effective March 6, 2006, the Company entered into a one-year agreement with Mr. Frankel's current firm for certain business, accounting and tax advisory services to be provided by Mr. Frankel, for a monthly retainer fee of $5,000 commencing as of January 1, 2006. Other services outside the scope of this agreement will be invoiced separately by Mr. Frankel's firm. This agreement was approved by the Company's Board of Directors.

During the three months ended June 30, 2006 and 2005, the Company incurred fees to such accounting firms for accounting and tax services of $25,730 and $9,709, respectively. During the six months ended June 30, 2006 and 2005, the Company incurred fees to such accounting firms for accounting and tax services of $43,536 and $31,721, respectively. In addition, during the six months ended June 30, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee to Mr. Frankel's former firm at December 31, 2005 of $8,758.

At June 30, 2006 and December 31, 2005, the Company had accrued compensation due to its President and Chief Executive Officer of $78,326 and $65,726, respectively, which was included in accounts payable and accrued liabilities.

9.    Commitments and Contingencies

Effective March 1, 2006, the Company entered into a three-year employment agreement with Mitch Francis, its President and Chief Executive Officer, to serve as Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provided for a base annual salary of $275,000, annual increases of 8%, benefits, and annual bonuses equal to 6% of the Company's annual earnings in excess of $500,000 before taxes, depreciation and amortization, but after interest expense. The agreement also provided that the Company would issue to Mr. Francis 500,000 shares of restricted common stock within 30 days of March 1, 2006. The shares of common stock were issued on March 13, 2006. The shares of common stock are subject to a prohibition on being traded, encumbered or otherwise transferred (without prior board approval), which restriction shall lapse in equal annual installments on March 1, 2007, 2008 and 2009. Upon the occurrence of a change in control of the Company, as defined, Mr. Francis will be entitled to, among other compensation, an amount equal to five times his annual base salary immediately prior to the change in control event.

10.   Subsequent Events

On February 27, 2006, the Company entered into an Agreement with Advantage Capital Development Corp. (see Note 6). On July 1, 2006, the Company paid the final installment under the Agreement of $202,000 due on August 1, 2006.

On July 20, 2006, the Company terminated its $10,000,000 Standby Equity Distribution Agreement with Cornell (see Note 6).

Effective July 30, 2006, the Company terminated its agreement with Knightsbridge, as the Company had fulfilled all of its obligations under its agreement with Advantage (see Note 6).

During the three months ended June 30, 2006, the Company raised additional equity capital through the sale of units in a private placement to accredited investors at $0.25 per unit, with each unit consisting of one share of restricted common stock and a warrant to purchase one-half share of common stock, exercisable at $0.50 per share for a period of 24 months (see Note 7). During July 2006, the Company sold an additional 1,500,000 units and raised additional capital of $375,000, as a result of which the Company issued 1,500,000 shares of common stock and 750,000 warrants.

During July 2006, 140,000 shares of common stock were issued upon the exercise of warrants, generating net cash proceeds of $40,000.

Effective July 31, 2006, the Company entered into a new Las Vegas, Nevada office facility lease commencing September 1, 2006 for a term of 61 months at an initial base rate of $4,786 per month.

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

Revenue Recognition and Presentation:

The Company's Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. The Company's commissions are calculated based on the face value of the show tickets sold. The Company's transaction fees are charged on a per-ticket basis. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company's commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

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

Income Taxes:

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Alternatively, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

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

Results of Operations:

Three Months Ended June 30, 2006 and 2005:

Revenues. Revenues from ticket commissions and fees were $1,292,497 for the three months ended June 30, 2006, as compared to $620,205 for the three months ended June 30, 2005, an increase of $672,292 or 108.4%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $5,455,934 for the three months ended June 30, 2006, as compared to $2,486,786 for the three months ended June 30, 2005, an increase of $2,969,148 or 119.4%. Commissions and fees earned as a percentage of gross ticket sales were 23.7% for the three months ended June 30, 2006, as compared to 24.9% for the three months ended June 30, 2005.

Direct Costs of Revenues. Direct costs of revenues were $498,350 for the three months ended June 30, 2006, as compared to $363,844 for the three months ended June 30, 2005, an increase of $134,506, or 37.0%. Direct costs of revenues decreased to 38.6% of revenues for the three months ended June 30, 2006, as compared to 58.7% of revenues for the three months ended June 30, 2005, as a result of the significant increase in revenues in 2006 as compared to 2005. Direct costs of revenues increased on an absolute basis in 2006 as compared to 2005 as a result of an increase in rent expense resulting from expanded or additional ticketing locations opened in late 2005, and an increase in payroll costs resulting from the hiring of additional employees to staff these locations.

Selling and Marketing Expenses. Selling and marketing expenses were $103,040 for the three months ended June 30, 2006, as compared to $90,892 for the three months ended June 30, 2005, an increase of $12,148 or 13.4%, primarily as a result of an increase in discretionary advertising expenditures. Selling and marketing expenses decreased to 8.0% of revenues for the three months ended June 30, 2006, as compared to 14.7% of revenues for the three months ended June 30, 2005. Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business.

General and Administrative Expenses. General and administrative expenses were $442,357 for the three months ended June 30, 2006, as compared to $422,890 for the three months ended June 30, 2005, an increase of $19,467 or 4.6%. General and administrative expenses decreased to 34.2% of revenues for the three months ended June 30, 2006, as compared to 68.2% of revenues for the three months ended June 30, 2005, as a result of the significant increase in revenues in 2006 as compared to 2005. General and administrative expenses increased on an absolute basis in 2006 as compared to 2005 as a result of an increase in merchant fees and corporate staffing costs, which were offset in part by a decrease in consulting and legal fees. Significant components of general and administrative expenses consist of personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and occupancy costs.

Equity-Based Compensation Expense. Equity-based non-cash compensation expense was $114,317 for the three months ended June 30, 2006, as compared to $9,600 for the three months ended June 30, 2005. Included in equity-based compensation expense were expenses relating to officers and directors of $61,417 for the three months ended June 30, 2006, as compared to $0 for the three months ended June 30, 2005.

Depreciation and Amortization. Depreciation and amortization was $39,735 for the three months ended June 30, 2006, as compared to $20,835 for the three months ended June 30, 2005, an increase of $18,900 or 90.7%, primarily as a result of increased depreciation and amortization incurred with respect to leasehold improvements and equipment acquired for Tix4Tonight's new ticketing locations in Las Vegas, Nevada.

Income (Loss) from Operations. As a result of the aforementioned factors, income from operations was $94,698 for the three months ended June 30, 2006, as compared to a loss from operations of $287,856 for the three months ended June 30, 2005.

Interest Income. Interest income was $535 for the three months ended June 30, 2006, as compared to $4 for the three months ended June 30, 2005.

Other Income. Other income was $37,300 for the three months ended June 30, 2006, which consisted of the reversal of an accrued liability at December 31, 2005 relating to a potential claim from a supplier. The Company did not have any other income for the three months ended June 30, 2005.

Interest Expense. Interest expense was $90,950 for the three months ended June 30, 2006, as compared to $163,840 for the three months ended June 30, 2005, a decrease of $72,890. The decrease in interest expense in 2006 as compared to 2005 was in part a result of non-cash interest charges generated by the amortization of the discount related to the Debentures that were issued in December 2004 and January 2005 being fully amortized through March 31, 2006.

For the three months ended June 30, 2006, $33,667 of interest expense related to the premium paid on the May 30, 2006 installment payment on the Debentures pursuant to the Agreement with Advantage. For the three months ended June 30, 2005, $32,153 of interest expense was the result of the Company not having timely accomplished an effective registration statement with the Securities and Exchange Commission to register the shares of common stock issuable upon conversion of the Debentures by March 31, 2005.

Income (Loss) from Continuing Operations. As a result of the aforementioned factors, income from continuing operations was $41,583 for the three months ended June 30, 2006, as compared to a loss from continuing operations of $451,692 for the three months ended June 30, 2005.

Income (Loss) from Discontinued Operations. Loss from discontinued operations was $1,326 for the three months ended June 30, 2006, as compared to income from discontinued operations of $1,670 for the three months ended June 30, 2005, relating to the Company's former ride simulator business, which was terminated effective December 31, 2003.

Net Income (Loss). As a result of the aforementioned factors, net income was $40,257 for the three months ended June 30, 2006, as compared to a net loss of $450,022 for the three months ended June 30, 2005.

For the three months and six months ended June 30, 2006 and 2005, no provision for income taxes was provided in the financial statements as a result of either the Company recording a net loss for the period or the availability of net operating loss carryforwards.

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefits to be derived primarily from net operating loss carryforwards. The Company has established a valuation allowance related to the benefits from the net operating loss carryforwards for which utilization in future periods is uncertain. As the Company has not been able to determine that it is more likely than not that it will be able to realize the benefits of these deferred tax assets in the near future, a 100% valuation allowance has been recorded to offset future tax benefits.

As of December 31, 2005, for Federal income tax purposes, the Company had approximately $11,150,000 in net operating loss carryforwards available to offset future taxable income expiring through 2015. Internal Revenue Code
Section 382 substantially restricts the ability of a corporation to utilize existing net operating loss carryforwards in the event of an "ownership change". The Company has determined that there will likely be significant limitations on the future utilization of a substantial portion of its net operating loss carryforwards for Federal income tax purposes due to such ownership changes.

Six Months Ended June 30, 2006 and 2005:

Revenues. Revenues from ticket commissions and fees were $2,328,217 for the six months ended June 30, 2006, as compared to $1,150,689 for the six months ended June 30, 2005, an increase of $1,177,528 or 102.3%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $9,620,455 for the six months ended June 30, 2006, as compared to $4,457,135 for the six months ended June 30, 2005, an increase of $5,163,320 or 115.9%. Commissions and fees earned as a percentage of gross ticket sales were 24.2% for the six months ended June 30, 2006, as compared to 25.8% for the six months ended June 30, 2005.

Direct Costs of Revenues. Direct costs of revenues were $953,383 for the six months ended June 30, 2006, as compared to $709,839 for the six months ended June 30, 2005, an increase of $243,544, or 34.3%. Direct costs of revenues decreased to 41.0% of revenues for the six months ended June 30, 2006, as compared to 61.7% of revenues for the six months ended June 30, 2005, as a result of the significant increase in revenues in 2006 as compared to 2005. Direct costs of revenues increased on an absolute basis in 2006 as compared to 2005 as a result of an increase in rent expense resulting from expanded or additional ticketing locations opened in late 2005, and an increase in payroll costs resulting from the hiring of additional employees to staff these locations.

Selling and Marketing Expenses. Selling and marketing expenses were $196,345 for the six months ended June 30, 2006, as compared to $159,778 for the six months ended June 30, 2005, an increase of $36,567 or 22.9%, primarily as a result of an increase in discretionary advertising expenditures. Selling and marketing expenses decreased to 8.4% of revenues for the six months ended June 30, 2006, as compared to 13.9% of revenues for the six months ended June 30, 2005. Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business.

General and Administrative Expenses. General and administrative expenses were $875,677 for the six months ended June 30, 2006, as compared to $902,787 for the six months ended June 30, 2005, a decrease of $27,110 or 3.0%. General and administrative expenses decreased to 37.6% of revenues for the six months ended June 30, 2006, as compared to 78.5% of revenues for the six months ended June 30, 2005, as a result of the significant increase in revenues in 2006 as compared to 2005. General and administrative expenses decreased on an absolute basis in 2006 as compared to 2005 as a result of a decrease in consulting and legal fees, which were offset in part by an increase in merchant fees and corporate staffing costs. Significant components of general and administrative expenses consist of personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and occupancy costs.

Equity-Based Compensation Expense. Equity-based non-cash compensation expense was $244,231 for the six months ended June 30, 2006, as compared to $232,996 for the six months ended June 30, 2005, an increase of $11,235 or 4.8%. Included in equity-based compensation expense were expenses relating to officers and directors of $141,930 for the six months ended June 30, 2006, as compared to $0 for the six months ended June 30, 2005.

Depreciation and Amortization. Depreciation and amortization was $77,905 for the six months ended June 30, 2006, as compared to $39,392 for the six months ended June 30, 2005, an increase of $38,513 or 97.8%, primarily as a result of increased depreciation and amortization incurred with respect to leasehold improvements and equipment acquired for Tix4Tonight's new ticketing locations in Las Vegas, Nevada.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $19,324 for the six months ended June 30, 2006, as compared to a loss from operations of $894,103 for the six months ended June 30, 2005.

Interest Income. Interest income was $535 for the six months ended June 30, 2006, as compared to $6 for the six months ended June 30, 2005.

Other Income. Other income was $37,300 for the six months ended June 30, 2006, which consisted of the reversal of an accrued liability at December 31, 2005 relating to a potential claim from a supplier. The Company did not have any other income for the six months ended June 30, 2005.

Interest Expense. Interest expense was $242,227 for the six months ended June 30, 2006, as compared to $309,451 for the six months ended June 30, 2005, a decrease of $67,224. The decrease in interest expense in 2006 as compared to 2005 was in part a result of non-cash interest charges generated by the amortization of the discount related to the Debentures that were issued in December 2004 and January 2005 being fully amortized through March 31, 2006.

For the six months ended June 30, 2006, $67,334 of interest expense related to the premium paid on the March 29, 2006 and May 30, 2006 installment payments on the Debentures pursuant to the Agreement with Advantage. For the six months ended June 30, 2005, $32,153 of interest expense was the result of the Company not having timely accomplished an effective registration statement with the Securities and Exchange Commission to register the shares of common stock issuable upon conversion of the Debentures by March 31, 2005.

Loss from Continuing Operations. As a result of the aforementioned factors, loss from continuing operations was $223,716 for the six months ended June 30, 2006, as compared to a loss from continuing operations of $1,203,548 for the six months ended June 30, 2005.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $5,341 for the six months ended June 30, 2006, as compared to a loss from discontinued operations of $(8,393) for the six months ended June 30, 2005, relating to the Company's former ride simulator business, which was terminated effective December 31, 2003.

Net Loss. As a result of the aforementioned factors, net loss was $218,375 for the six months ended June 30, 2006, as compared to a net loss of $1,211,941 for the six months ended June 30, 2005.

Liquidity and Capital Resources - June 30, 2006:

During the last several years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its debt and equity securities to provide the resources necessary to fund its operations and develop its show ticketing business.

The Company has continued its efforts to raise new capital in 2006 to support the development and expansion of its Las Vegas show ticketing business. During the six months ended June 30, 2006 and subsequent thereto, the Company raised approximately $1,000,000 of new equity capital through the sale of units comprised of shares of its common stock and warrants.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $1,022,952 during the year ended December 31, 2005, and had a working capital deficiency of $2,766,621 and a stockholders' deficiency of $2,399,569 at December 31, 2005. During the six months ended June 30, 2006, the Company incurred a further net loss of $218,375, and had a working capital deficiency of $1,942,650 and a stockholders' deficiency of $1,631,570 at June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the three months ended June 30, 2006, the Company's operations continued to improve, and the Company reported net income of $40,257. During the six months ended June 30, 2006, the Company's operations provided $308,836 of operating cash flow. In addition, during the three months ended June 30, 2006, the Company sold shares of common stock and warrants for net proceeds of $603,000, with an additional $375,000 of proceeds received during July 2006. These funds will be used to fund debt service obligations and to support the expansion of the operations of Tix4Tonight. Accordingly, based on the combination of operating cash flow and new equity funds raised, the Company believes that it has sufficient working capital resources to fund its near-term cash requirements.

Operating Activities. Operating activities provided cash of $308,836 during the six months ended June 30, 2006, as compared to utilizing cash of $67,194 during the six months ended June 30, 2005, primarily as a result of the improved operating performance of the Company's ticketing operations. At June 30, 2006, the Company had cash of $828,759, as compared to $315,763 at December 31, 2005.

The Company had a working capital deficiency of $1,942,650 at June 30, 2006, as compared to a working capital deficiency of $2,766,621 at December 31, 2005, primarily as a result of the improved operating performance of the Company's ticketing operations and the sale of units of the Company's securities. At June 30, 2006 and December 31, 2005, the Company had accrued compensation due to its President and Chief Executive Officer of $78,326 and $65,726, respectively, which was included in accounts payable and accrued liabilities.

Investing Activities. For the six months ended June 30, 2006 and June 30, 2005, investing activities utilized net cash of $39,230 and $134,152, respectively, for the purchases of property and equipment.

Financing Activities. For the six months ended June 30, 2006, financing activities provided net cash of $243,390, consisting of net proceeds of $603,000 from the sale of units of the Company securities and $40,000 from the exercise of warrants, reduced by payments on capital lease obligations of $45,555, payments on notes payable of $17,388, and installment payments on the Debentures of $336,667 (see below). For the six months ended June 30, 2005, financing activities provided net cash of $199,792, consisting of the net proceeds from the issuance of a convertible debenture of $239,300, reduced by payments on capital lease obligations of $24,708 and payments on notes payable of $14,800.

Issuance of Convertible Debentures and Standby Equity Distribution Agreement:

Issuance of Convertible Debentures to Advantage Capital Development Corp. On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures with an aggregate face value of $530,000 (collectively, the "Debentures") to Advantage Capital Development Corp. ("Advantage"). The Company issued a Debenture with a face value of $250,000 upon closing ("Debenture No. 1") and received net proceeds of $200,000. The Company issued another Debenture with a face value of $280,000 on January 6, 2005 ("Debenture No. 2") and received net proceeds of $239,300. The Debentures were originally scheduled to mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures were classified in the Company's balance sheet as current liabilities at June 30, 2006 and December 31, 2005.

Interest on the Debentures was originally due at the maturity date but has been paid monthly in cash (see below). The Debentures are secured by all of the assets and property of the Company. At the option of the holder, the Debentures were convertible from time to time after nine months from the date of closing into the Company's common stock at a price per share of either (a) an amount equal to 120% of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to 80% of the average volume weighted average price of the Company's Common Stock, as quoted by Bloomberg, L.P. for the 5 trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time could the conversion price be less than $0.25 per share. The Company had an option to redeem all or a portion of the outstanding Debentures at a redemption price of 120% of the amount redeemed plus accrued interest.

On November 4, 2004, the Company issued to Advantage a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000. On July 26, 2006, Advantage exercised a portion of such warrant to purchase 40,000 shares of common stock upon payment to the Company of $10,000.

As described below, the Company had the right to determine the form of payment (cash or common stock) for any liquidated damages that the Company might be required to pay to Advantage as a result of its not fulfilling its registration statement requirements with the Securities and Exchange Commission ("SEC") with respect to the shares of common stock underlying the warrant.

The Debentures were convertible into equity based on their face amount, which resulted in a beneficial conversion feature with a fair value of $62,500 for Debenture No. 1 and $70,000 for Debenture No. 2. The aggregate value of the warrant of $36,000, the value of the beneficial conversion features of $62,500 and $70,000, and the aggregate related financing costs of $90,700 paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and were charged to operations as interest expense over the term of the Debentures through March 31, 2006.

Effective February 15, 2005, Advantage agreed to extend the deadline for filing the Initial Registration Statement to March 31, 2005 in exchange for the Company agreeing to make monthly interest payments on the Debentures. Accordingly, for the three months ended March 31, 2005, the Company did not record a provision for Liquidated Damages.

On September 28, 2005, Advantage issued a Notice of Default to the Company with regard to the $530,000 principal amount of Debentures as a result of the Company's failure to pay an originally unspecified amount of liquidated damages as a result of the Company's failure to have its registration statement declared effective by the SEC by the specified filing date in accordance with the terms of the Debentures. On October 27, 2005, Advantage rescinded such Notice of Default and accepted the Company's proposed payment plan to cure the liquidated damages owed to Advantage. The proposed payment plan consisted of three equal installments of $10,600, payable on the 18th day of each month beginning October 18, 2005 and ending December 18, 2005 (the "Payment Plan"). The Company agreed to make all payments in full according to the payment schedule and to have its registration statement declared effective by the SEC by no later than November 30, 2005. If the Company's registration statement was declared effective by November 30, 2005, Advantage agreed to forgo the October and November payments due from the Company according to the Payment Plan. If the Company's registration statement was not declared effective by November 30, 2005, the Notice of Default would be reinstated and all amounts due and owing to Advantage would immediately become payable. Accordingly, for the year ended December 31, 2005, the Company recorded Liquidated Damages of $79,500, which was included in interest expense in the Company's consolidated financial statements.

On February 27, 2006, the Company entered into a settlement agreement (the "Agreement") with Advantage to modify the Securities Purchase Agreement, the Security Agreement, the Warrant, the Debentures, the Escrow Agreement and the Investor Registration Rights Agreement, each executed on November 4, 2004, and the Amendments dated December 2004, January 2005 and February 2005, to satisfy the outstanding amount due in Liquidated Damages equal to $30,000 pursuant to the Company's late filing and effectiveness of its Registration Statement as set forth in the Investor Registration Rights Agreement. The Liquidated Damages were accrued on the Company's balance sheet at December 31, 2005.

In accordance with the Agreement, the Company agreed to honor the $25,000 conversion notice previously submitted by Advantage, issue such conversion shares and reduce the balance on the Debentures accordingly. As a result, during February 2006, the Company issued 93,563 shares of common stock to Advantage with a fair market value of $25,000 based on a conversion price of $0.2672 per share.

The Company agreed to pay interest on the Debenture's outstanding balance monthly and to repay one-third of the remaining loan balance plus the redemption premium each on April 1, 2006, June 1, 2006, and August 1, 2006 ($505,000 plus the 20% redemption premium of $101,000, for a total of $606,000). On March 29, 2006, the Company paid the installment due on April 1, 2006 of $202,000, which consisted of a principal payment of $168,333 and a redemption premium of $33,667. On May 30, 2006, the Company paid the installment due on June 1, 2006 of $202,000, which consisted of a principal payment of $168,333 and a redemption premium of $33,667. On July 1, 2006, the Company paid the final installment of $202,000 due on August 1, 2006, which consisted of a principal payment of $168,334 and a redemption premium of $33,666.

The Company recognized the redemption premium as additional interest expense as the respective installments were paid. As a result of the payment of the final installment on July 1, 2006, the Company has fully complied with the terms of the Agreement.

Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. On December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell") under which Cornell, at the request of the Company, would periodically purchase up to $10,000,000 of the Company's common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company had the right to decide if it would sell stock, as well as the timing and amount of such stock sold to Cornell, with the purchase price based upon the market price of the Company's common stock at the time of each sale, subject to the satisfaction of certain conditions, including the SEC having declared effective a registration statement covering the shares of common stock to be purchased by Cornell. The Company issued 290,000 shares of its common stock to Cornell as a commitment fee and an additional 290,000 shares of its common stock on the first year anniversary of the Standby Equity Distribution Agreement.

The Company entered into an agreement with Newbridge Securities Corporation ("Newbridge") to serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, the Company issued 20,000 shares of its common stock to Newbridge. The shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $48,000) and were included in deferred offering costs in the Company's balance sheet at June 30, 2006 and December 31, 2005.

On July 20, 2006, the Company terminated its $10,000,000 Standby Equity Distribution Agreement with Cornell. The Company never sold any shares of its common stock pursuant to such agreement and has no continuing financial obligations of any kind to Cornell. There were no early termination penalties incurred by the Company. As a result of the termination of the financing agreement with Cornell, deferred offering costs of $58,000 included in the Company's balance sheet at June 30, 2006 will be charged to operations during the three months ending September 30, 2006.

Agreement with Knightsbridge Holdings, LLC. On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC ("Knightsbridge") as a referral fee. The Company was obligated to file a registration statement to cover 200% of the shares so issued. The agreement with Knightsbridge was for an initial term through February 28, 2005, and continued thereafter on a month-to-month basis, but the Company did not have the right to terminate the agreement until such time as it had fulfilled all of its obligations under its agreement with Advantage. The Company also agreed to pay Knightsbridge a monthly consulting fee of $2,500. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and was charged to operations as interest expense over the remaining term of the Debentures through March 31, 2006.

Effective July 30, 2006, the Company terminated its agreement with Knightsbridge, as the Company had fulfilled all of its obligations under its agreement with Advantage. Accordingly, the Company's obligation to pay Knightsbridge a monthly consulting fee will terminate after the July 2006 payment.

Subsequent to July 30, 2006, the Company has no continuing financial obligations to Knightsbridge except that, for a period of two years thereafter, should the Company complete a financing transaction through a source introduced, directly or indirectly, by Knightsbridge, Knightsbridge will be entitled to receive a referral fee for debt financings ranging from 1.0% to 2.0%, and for equity financings ranging from 1.5% to 4.0%; and with respect to a merger or acquisition transaction, Knightsbridge will be entitled to receive 5.0% of any securities issued by the Company and a fee ranging from 3.0% to 5.0% of the defined transaction value.

Registration Rights. The Company was obligated to register the shares of common stock referred to above (the "Registrable Securities").

The Company was originally obligated to prepare and file, no later than 45 days from November 4, 2004 (the "Scheduled Filing Deadline"), a registration statement on Form S-1 or SB-2 (or, if the Company was then eligible, on Form S-3) with the SEC under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by all investors who purchased Debentures or the Company's warrant. The Company was required to use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than 120 days after the date of filing (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remained in effect until all of the Registrable Securities were sold. The Company would be in default if the Initial Registration Statement was not declared effective by the SEC within 120 days after filing thereof.

In the event the Initial Registration Statement was not filed by the Scheduled Filing Deadline or was not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Initial Registration Statement was declared effective by the SEC, sales cannot be made pursuant to the Initial Registration Statement (whether because of a failure to keep the Initial Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Initial Registration Statement, failure to register sufficient shares of common stock or otherwise), then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company was required to pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within 3 business days, after demand therefore, equal to 2% of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each 30 day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline, as the case may be. Should the Company issue common shares in lieu of cash to satisfy the outstanding Liquidated Damages, the price of the shares issued would be calculated using the average closing bid price for the 5 day period immediately preceding such demand. The Convertible Debentures were repaid in full on July 1, 2006.

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock pursuant to the Standby Equity Distribution Agreement with Cornell, as well as the shares of common stock with respect to the Company's commitments to Advantage, Newbridge and Knightsbridge. The Registration Statement, as amended, was declared effective by the SEC on February 13, 2006.

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

Effective October 29, 2004, the Company entered into a further agreement with the lender which provided for the Company to repay the lender its aggregate obligation at September 30, 2004 of $956,439 (including accrued interest payable of $240,197) as follows: (i) $175,000 of the $956,439 (the "Discounted Amount"), to be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, to be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the "Remaining Indebtedness") will continue to bear interest at 16.64% per annum, but will be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's President and Chief Executive Officer. On May 1, 2006, Finova conveyed all of its right, title and interest in and to the October 29, 2004 agreement to Steamboat Capital VII, LLC.

The Company was in compliance with the terms of the agreement at June 30, 2006, and expects to repay in full the Discounted Amount on or before December 1, 2006. The Remaining Indebtedness will remain as a liability until such time as the Company has fully repaid the $175,000 pursuant to the terms of the agreement. The balance of the Discounted Amount was $108,371 at June 30, 2006 and $119,759 at December 31, 2005.

Principal Commitments:

At June 30, 2006, the Company did not have any material commitments for capital expenditures. The Company's principal commitments for the next five fiscal years consist of contractual commitments as summarized below. The summary shown below assumes that the Company will repay the Discounted Amount of its note payable obligation to Steamboat Capital VII, LLC (formerly Finova) in full on a timely basis, and that the Remaining Indebtedness will therefore be canceled without any further cash payment by the Company.

                                                    Payments Due by 12 Month Periods Ending June 30,
                                        -----------------------------------------------------------------------
Contractual cash obligations               Total        2007         2008         2009        2010       2011
----------------------------            ----------   ----------   ----------   ----------   --------   --------
Debentures payable, including
  redemption premium                    $  202,000   $  202,000   $       --   $       --   $     --   $     --
Note payable - Steamboat Capital VII,
  LLC (Discounted Amount)                  108,371      108,371           --           --         --         --
Note payable - other                         6,000        6,000           --           --         --         --
Other contractual obligations                2,500        2,500           --           --         --         --
Employment agreement                       801,093      282,333      304,920      213,840         --         --
Capital lease obligations                  293,806       83,874       66,412       58,980     64,754     19,786
Operating lease obligations              3,512,470      867,326      886,740      922,599    619,062    216,743
                                        ----------   ----------   ----------   ----------   --------   --------
Total contractual cash obligations      $4,926,240   $1,552,404   $1,258,072   $1,195,419   $683,816   $236,529
                                        ==========   ==========   ==========   ==========   ========   ========

Off-Balance Sheet Arrangements:

At June 30, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any current or pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2006, the Company entered into a six-month consulting agreement with Gord Stelting for investor relations and strategic planning services. The Company issued 50,000 shares of common stock, which were recorded at their fair value of $16,000 ($0.32 per share) and were charged to operations during the three months and six months ended June 30, 2006.

During April 2006, the Company entered into a six-month consulting agreement with John Martin for investor relations and strategic planning services. The Company issued 50,000 shares of common stock, which were recorded at their fair value of $16,000 ($0.32 per share) and were charged to operations during the three months and six months ended June 30, 2006.

On April 19, 2006, the Company extended the expiration date of a stock option to purchase 150,000 shares of common stock held by Kimberly Simon, its Vice President. The expiration date was extended from June 5, 2006 to June 5, 2009. The fair value of such stock option of $49,500, as calculated pursuant to the Black-Scholes option-pricing model, was credited to additional paid-in capital and was charged to operations during the three months and six months ended June 30, 2006.

On April 25, 2006, the Company issued 10,000 shares of common stock to Jerry Cornwell for investor relation services, which were recorded at their fair value of $3,400 ($0.34 per share) and were charged to operations during the three months and six months ended June 30, 2006.

On June 5, 2006, Sue Harrison, a former employee, exercised a previously issued stock option for 60,000 shares of common stock with an exercise price of $0.15 per share. The stock option was exercised on a cashless basis. Accordingly, the aggregate exercise price of $9,000 was paid through the surrender and cancellation of 13,235 shares with a fair market value on the date of exercise of $0.68 per share, which resulted in the issuance of 46,765 shares of common stock.

On June 12, 2006, the Company issued 400,000 shares of common stock upon the exercise of a previously issued warrant to Irwin Olian at an exercise price of $0.10 per share and received cash proceeds of $40,000.

During the three months ended June 30, 2006, the Company raised additional equity capital through the sale of units in a private placement to accredited investors at $0.25 per unit, with each unit consisting of one share of restricted common stock and a warrant to purchase one-half share of common stock, exercisable at $0.50 per share for a period of 24 months. The shares and warrants have limited piggyback registration rights. The Company sold 2,480,000 units and received gross cash proceeds of $620,000, as a result of which the Company issued 2,480,000 shares of common stock and 1,240,000 warrants. The Company paid a cash finder's fee of $17,000 to Gang Consulting with respect to such equity offering, which was recorded as a reduction to additional paid-in capital during the three months ended June 30, 2006, as a result of which net cash proceeds from the private placement through June 30, 2006 were $603,000.

On January 18, 2006, the Company entered into an agreement with Kimberly Simon, its Vice President, that provides for her to receive a bonus in the form of a warrant for 100,000 shares of common stock, exercisable for a period of five years at $0.36 per share (the fair market value on the date of the agreement), that vests only in the event that the gross number of tickets sold in 2006 is at least equal to 125% of the gross number of tickets sold in 2005. As of June 30, 2006, the Company has determined that it is more likely than not that such vesting milestone will be met. Accordingly, the fair value of such warrant of $70,000, calculated pursuant to the Black-Scholes option-pricing model, will be charged to operations over the six-month period commencing July 1, 2006 and ending December 31, 2006.

The shares of common stock, stock options and warrants acquired by officers, employees, consultants and/or investors were issued without registration pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

Each investor qualified as an "accredited investor" as that term is defined in the Securities Act of 1933, as amended. The following conditions were all met with respect to the issuance of the securities in the private placement: (1) the Company did not advertise this issuance in any public medium or forum, (2) the Company did not solicit any investors with respect to this issuance, (3) the Company did not publicize any portion of the purchase or sale of the securities issued, and (4) none of the securities issued were offered in conjunction with any public offering. There are no material relationships between the Company, the investors or their respective affiliates.

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

                                        TIX CORPORATION
                                        (Registrant)


Date: August 10, 2006                   By: /s/ MITCH FRANCIS
                                            ---------------------------------
                                            Mitch Francis
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (Duly Authorized Officer
                                            and Principal Financial
                                            Officer)

                                INDEX TO EXHIBITS

Exhibit
Number    Description of Document
-------   -----------------------

3.1 Certificate of Incorporation, as filed with the State of Delaware on April 6, 1993 (1)

3.2 Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on August 31, 1993 (1)

3.3 Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on September 16, 1996
          (1)

3.4 Fourth Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware, effective March 3, 2005 (2)

3.5       Bylaws of the Company (1)

31 Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32 Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

----------
(1) Previously filed as an Exhibit to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on June 16, 1997, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(3)   Filed herewith.