Form 10QSB
period 2006-09-30
Tix CORP
filed 2006-11-13
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-24592

Tix Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	95-4417467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12001 Ventura Place, Suite 340, Studio City, California 91604
(Address of principal executive offices)

Issuer’s telephone number, including area code: (818) 761-1002

Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 31, 2006, the Company had 18,678,787 shares of common stock, $0.08 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006, whether as a result of new information, future events or otherwise.

TIX CORPORATION AND SUBSIDIARIES

Tix Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash	$1,228,539	$315,763
Prepaid accounting fee to related party	-	8,758
Prepaid expenses and other current assets	21,622	20,695
Total current assets	1,250,161	345,216

Property and equipment:
Office equipment and furniture	239,400	188,728
Equipment under capital lease	386,494	387,341
Leasehold improvements	260,912	251,216
	886,806	827,285
Less accumulated depreciation	(364,267)	(245,165)
Total property and equipment, net	522,539	582,120

Other assets:
Deferred offering costs	-	58,000
Deposits	54,946	56,196
Total other assets	54,946	114,196
Total assets	$1,827,646	$1,041,532

(continued)

Tix Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)

	September 30, 2006	December 31, 2005
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued liabilities	$1,350,938	$1,656,448
Current portion of capital lease obligations	52,963	76,007
Notes payable	3,000	913,198
Debentures payable, net of discount	-	465,584
Liabilities related to discontinued operations	-	600
Total current liabilities	1,406,901	3,111,837

Non-current liabilities:
Capital lease obligations, less current portion	153,127	194,997
Deferred rent	178,148	134,267
Total non-current liabilities	331,275	329,264

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value - Authorized - 500,000 shares Issued - None	-	-
Common stock, $0.08 par value - Authorized - 100,000,000 shares Issued and Outstanding - 18,608,787 shares and 11,166,621 shares at September 30, 2006 and December 31, 2005, respectively	1,488,703	893,330
Additional paid-in capital	13,949,983	12,155,991
Deferred compensation	(150,653)	(35,000)
Accumulated deficit	(15,198,563)	(15,413,890)
Total stockholders’ equity (deficiency)	89,470	(2,399,569)
Total liabilities and stockholders’ equity (deficiency)	$1,827,646	$1,041,532

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2006	2005

Revenues	$1,434,233	$740,989

Costs and expenses:
Direct costs of revenues	564,925	372,905
Selling and marketing expenses	120,884	75,825
General and administrative expenses, including non-cash equity-based costs of $771,613 in 2006 and $5,000 in 2005 (including $468,717 and $0 to officers and directors in 2006 and 2005, respectively)	1,221,108	381,976
Depreciation and amortization	41,196	27,230
Total costs and expenses	1,948,113	857,936
Loss from operations	(513,880)	(116,947)

Other income (expense):
Interest income	7,039	2
Other income	-	100,000
Gain on settlement with lender	1,078,796	-
Write-off of deferred offering costs	(58,000)	-
Interest expense	(80,253)	(181,851)
Total other income (expense), net	947,582	(81,849)
Income (loss) from continuing operations	433,702	(198,796)

Income from discontinued operations:
Income from closure of discontinued operations	-	102,617
Income from discontinued operations	-	102,617
Net income (loss)	$433,702	$(96,179)

Net income (loss) per common share - basic
From continuing operations	$0.03	$(0.02)
From discontinued operations	-	0.01
	$0.03	$(0.01)
Net income (loss) per common share - diluted
From continuing operations	$0.02	$(0.02)
From discontinued operations	-	0.01
	$0.02	$(0.01)

Weighted average common shares outstanding - Basic	17,041,160	10,876,621
Diluted	19,030,178	10,876,621

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2006	2005

Revenues	$3,762,450	$1,891,678

Costs and expenses:
Direct costs of revenues	1,518,308	1,082,744
Selling and marketing expenses	317,229	235,603
General and administrative expenses, including non-cash equity-based costs of $1,015,844 in 2006 and $237,996 in 2005 (including $610,648 and $0 to officers and directors in 2006 and 2005, respectively)	2,341,016	1,517,759
Depreciation and amortization	119,101	66,622
Total costs and expenses	4,295,654	2,902,728
Loss from operations	(533,204)	(1,011,050)

Other income (expense):
Interest income	7,574	8
Other income	37,300	100,000
Gain on settlement with lender	1,078,796	-
Write-off of deferred offering costs	(58,000)	-
Interest expense	(322,480)	(491,302)
Total other income (expense), net	743,190	(391,294)
Income (loss) from continuing operations	209,986	(1,402,344)

Income from discontinued operations:
Income from closure of discontinued operations	5,341	94,224
Income from discontinued operations	5,341	94,224
Net income (loss)	$215,327	$(1,308,120)
Net income (loss) per common share - basic

From continuing operations	$0.02	$(0.13)
From discontinued operations	-	0.01
	$0.02	$(0.12)
Net income (loss) per common share - diluted
From continuing operations	$0.01	$(0.13)
From discontinued operations	-	0.01
	$0.01	$(0.12)

Weighted average common shares outstanding - Basic	14,182,382	10,673,801
Diluted	14,870,042	10,673,801

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited)
Nine Months Ended September 30, 2006

	Common Stock		Additional Paid-in	Deferred	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Compensation	Deficit	(Deficiency)

Balance, January 1, 2006	11,166,621	$893,330	$12,155,991	$(35,000)	$(15,413,890)	$(2,399,569)

Sale of common stock and warrants, net of offering costs	4,080,000	326,400	676,600	-	-	1,003,000

Issuance of common stock upon conversion of convertible debenture	93,563	7,485	17,515	-	-	25,000

Vested portion of common stock issued to consultants	316,250	25,300	218,596	-	-	243,896

Issuance of common stock to directors	380,000	30,400	124,400	-	-	154,800

Issuance of common stock to officers	1,000,000	80,000	407,000	(143,000)	-	344,000

Issuance of common stock to employees	210,000	16,800	109,500	-	-	126,300

Issuance of common stock to law firm as payment of accrued legal fees	230,000	18,400	55,743	-	-	74,143

Issuance of common stock upon exercise of warrants	580,000	46,400	43,600	-	-	90,000

Issuance of common stock upon exercise of warrants by officer	505,588	40,447	25,279	-	-	65,726

Issuance of common stock upon exercise of stock options	46,765	3,741	(3,741)	-	-	-

(continued)

Tix Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited)
Nine Months Ended September 30, 2006
(continued)

Common Stock		Additional Paid-in	Deferred	Accumulated	Total Stockholders’ Equity
Shares	Amount	Capital	Compensation	Deficit	(Deficiency)

Issuance of warrants to officer			70,000	(70,000)	-	-

Extension of stock option held by officer charged to operations	-	-	49,500	-	-	49,500

Amortization of deferred compensation	-	-	-	97,347	-	97,347

Net income	-	-	-	-	215,327	215,327
Balance, September 30, 2006	18,608,787	$1,488,703	$13,949,983	$(150,653)	$(15,198,563)	$89,470

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$215,327	$(1,308,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119,102	66,622
Gain on settlement with lender	(1,078,796)	-
Amortization of prepaid accounting fee	8,758	60,521
Amortization of prepaid legal fee	-	25,000
Amortization of deferred compensation	97,347	15,000
Common stock and warrants issued for services	918,497	222,996
Convertible debenture issued for services	-	2,500
Reduction in carrying value of debt - discontinued operations	-	(70,977)
Amortization of deferred loan costs	64,416	289,863
Write-off of deferred offering costs	58,000	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(927)	(83,412)
Deposits	1,250	(7,708)
Increase (decrease) in:
Accounts payable and accrued liabilities	65,989	746,990
Deferred rent	43,881	102,655
Liabilities related to discontinued operations	(600)	(17,892)
Net cash provided by operating activities	512,244	44,038

Cash flows from investing activities:
Purchases of property and equipment	(59,521)	(170,100)
Net cash used in investing activities	(59,521)	(170,100)

Cash flows from financing activities:
Payments on capital lease obligations	(64,914)	(42,177)
Payments on notes payable	(128,759)	(50,940)
Payments on convertible debentures	(505,000)	-
Net proceeds from convertible debenture	-	239,300
Net proceeds from sale of common stock and warrants	1,003,000	-
Exercise of warrants	155,726	-
Net cash provided by financing activities	460,053	146,183

Cash:
Net increase	912,776	20,121
Balance at beginning of period	315,763	131,186
Balance at end of period	$1,228,539	$151,307

(continued)

Tix Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Nine Months Ended September 30,
2006	2005

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$146,932	$36,538
Income taxes	800	1,600

Non-cash investing and financing activities:

Acquisition of capital lease assets and related obligation	$-	$120,136
Conversion of accounts payable to notes payable	-	24,000
Issuance of common stock as payment of accounts payable	74,143	101,382
Issuance of common stock for loan referral fees	-	201,600
Issuance of common stock upon conversion of convertible debenture	25,000	-
Issuance of convertible debenture for prepaid legal fees	-	12,500
Beneficial conversion feature of convertible debenture	-	70,000
Issuance of common stock and warrants to officers recorded as deferred compensation	213,000	-

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2006 and 2005

1. Organization and Basis of Presentation

Basis of Presentation:

The condensed consolidated financial statements include the operations of Tix Corporation (formerly Cinema Ride, Inc.) and its wholly-owned subsidiaries (the “Company”). All intercompany transactions and balances are eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2006, the results of operations for the three months and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, as amended, as filed with the Securities and Exchange Commission.

The Company’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Business Operations:

Through December 31, 2003, the Company was in the ride simulator business. This line of business was discontinued effective December 31, 2003 (see Note 3).

Since January 1, 2004, the Company's business activity, conducted through its wholly-owned subsidiary, Tix4Tonight, LLC, has been the sale of tickets for Las Vegas shows, generally at 50% of the original box office price, on the same day of the performance, from four ticket booths located in Las Vegas, Nevada (see Note 4).

Beginning August 10, 2006, as an adjunct to its Las Vegas show ticketing business, the Company launched its Tix4Dinner operations from the same locations as the sale of show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the sale. The operations of Tix4Dinner through September 30, 2006 were not material.

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

Operating Liquidity:

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

During the three months and nine months ended September 30, 2006, the Company’s operations continued to improve, and the Company reported net income of $433,702 and $215,327, respectively. The Company’s working capital deficiency decreased to $156,740 at September 30, 2006, as compared to $2,766,621 at December 31, 2005, and the Company’s stockholder’s equity was $89,470 at September 30, 2006, as compared to a stockholder’s deficiency of $2,399,569 at December 31, 2005. During the nine months ended September 30, 2006, the Company’s operations provided $512,244 of cash flows from operations. In addition, during the three months ended September 30, 2006, the Company sold common stock and warrants to accredited investors for net proceeds of $400,000, bringing the total net proceeds from the sale of common stock and warrants to accredited investors for the nine months ended September 30, 2006 to $1,003,000. These funds have been used to reduce debt obligations of $1,572,407 that existed at December 31, 2005, and to support the expansion of the operations of Tix4Tonight. Accordingly, based on the combination of cash flows from operations and funds from the sale of common stock and warrants, the Company believes that it has sufficient working capital resources to fund its near-term cash requirements.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were included in the calculation of earnings per share for the three months and nine months ended September 30, 2006, but were not included in the calculation of loss per share for the three months and nine months ended September 30, 2005 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months and nine months ended September 30, 2005. At September 30, 2006, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 3,120,096 shares. At September 30, 20005, potentially dilutive securities consisted of convertible debentures payable and outstanding warrants and stock options to acquire an aggregate of 7,175,934 shares.

Issued but unvested shares of common stock issued to outside consultants are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share.

Stock-Based Compensation:

The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date. Issued but unvested shares of common stock issued to outside consultants are not recorded in the Company’s financial statements until they have vested.

The Company periodically issues shares of stock, stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB No. 25”), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

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

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. Information with respect to equity-based compensation for the three months and nine months ended September 30, 2006 is presented at Note 7.

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

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options and warrants under the fair value method of such statement. However, during the three months and nine months ended September 30, 2005, the Company did not issue or have outstanding any unvested stock options or warrants to officers, directors and employees that vested during such periods. Accordingly, no pro forma financial disclosure has been presented for the three months and nine months ended September 30, 2005.

A summary of stock option activity under the Company’s options plans for the nine months ended September 30, 2006 is shown below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Options outstanding,
December 31, 2005	211,500	$0.15	0.6	$25,380
Granted	-	-	-
Exercised	(60,000)	0.15	0.6
Expired	-	-	-
Options outstanding,
September 30, 2006
(all exercisable)	151,500	$0.15	2.7	$160,590

2. Recent Accounting Pronouncements and Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“SFAS No. 158”), which requires for public companies the full funding status of defined benefit pension and other postretirement plans to be recognized on the balance sheet as an asset (for overfunded plans) or as a liability (for underfunded plans). In addition, SFAS No. 158 calls for recognition in other comprehensive income of gains or losses and prior service costs or credits that are not yet included as components of periodic benefit expense. Finally, SFAS No. 158 requires that the measurement of defined benefit plan assets and obligations be as of the balance sheet date. The Company plans to adopt the recognition provisions of SFAS No. 158 as of the end of the fiscal year end ending after December 15, 2006 and the measurement date provisions as of the balance sheet date for fiscal years ending after December 15, 2008. The Company does not currently have any defined benefit pension or other post retirement plans.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, as a result of positions taken or expected to be taken in a company’s tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company’s financial statement presentation and disclosures.

On September 22, 2005, the Securities and Exchange Commission (“SEC”) issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after December 15, 2007. Accordingly, the Company qualifies for the deferral until its year ending December 31, 2007 to comply with the internal control reporting requirements.

3. Ride Simulator Business

During the year ended December 31, 2003, the Company operated two ride facilities for the full year, as well as one ride facility in a joint venture through February 15, 2003. The Company operated a ride facility located in Las Vegas, Nevada (the “Las Vegas Facility”), which commenced operations in October 1994 and was located in the Forum Shops at Caesar’s Palace Hotel and Casino (the “Forum Shops”), a high traffic tourist mall located between Caesar’s Palace Hotel and Casino and the Mirage Hotel, in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the “West Edmonton Mall Facility”), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall.

Beginning in early 2003, the Forum Shops had been engaged in construction related to an expansion program immediately adjacent to the Company’s Las Vegas ride facility, which the Company believed negatively impacted customer traffic and operating conditions at this ride facility during 2003. The Company had been in discussions with the management of the Forum Shops regarding this issue, as a result of which the Company suspended the payment of rent on the Las Vegas ride facility lease during mid-2003. During October 2003, the Forum Shops commenced litigation against the Company to collect back rent and to evict the Company’s ride facility and terminate the Company’s lease. As a result of the aforementioned factors, the Company’s business, operating results and financial condition were adversely affected, which contributed to the Company’s decision to close this ride facility on or about December 31, 2003.

In December 2005, the Company and the Forum Shops entered into a Settlement Agreement and Mutual Release of Claims with respect to this litigation. The Settlement Agreement and Mutual Release provided that the Forum Shops would make a one-time cash payment to the Company of $50,000 in complete settlement of this matter, which was received by the Company on December 28, 2005. In addition, the Settlement Agreement and Mutual Release contained standard release provisions with respect to the Company’s former ride facility lease. In connection with this settlement, the Company recorded a gain of $676,657 in 2005, of which $50,000 represented the cash settlement and $626,657 reflected a reduction in previously recorded accrued rent included in liabilities related to discontinued operations.

The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. This line of business has been presented as a discontinued operation in the Company’s consolidated financial statements for the three months and nine months ended September 30, 2006 and 2005.

For the three months ended September 30, 2006 and 2005, the Company recognized income related to the closure of the operations discontinued at December 31, 2003 of $0 and $102,617, respectively. For the nine months ended September 30, 2006 and 2005, the Company recognized income related to the closure of the operations discontinued at December 31, 2003 of $5,341 and $94,224, respectively.

At September 30, 2006, the Company did not have any liabilities related to discontinued operations. At December 31, 2005, liabilities related to discontinued operations were $600.

4. Tix4Tonight, LLC

During the year ended December 31, 2003, the Company owned 50% of Tickets2Nite, LLC, a company engaged in the sale of tickets for Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. The operations of this business were terminated effective December 31, 2003.

On January 1, 2004, the Company commenced the operation of a same-day discount ticket business at a different location and under a different name on the Las Vegas Strip through the formation of a wholly-owned Nevada limited liability company, Tix4Tonight, LLC, which was organized in December 2003. The Company owns 100% of the Tix4Tonight business, which has been the Company’s only source of operating revenues since January 1, 2004. The operations of Tickets2Nite, LLC and Tix4Tonight, LLC are not directly comparable, since Tickets2Nite, LLC was accounted for under the equity method of accounting and Tix4Tonight, LLC is consolidated with the Company’s operations. The Company’s competition includes its former partner in Tickets2Nite, LLC, which operates the same type of business in Las Vegas that competes with Tix4Tonight, LLC from one site on the Las Vegas Strip.

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

Tix4Tonight generally sells show tickets made available to it under short-term, non-exclusive agreements with approximately 60 Las Vegas shows, out of a total of approximately 80 Las Vegas shows running at any one time, and typically offers tickets for approximately 50 shows on any given day at a discount (usually half-price) plus a service fee. Tix4Tonight does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid only for the tickets that Tix4Tonight actually sells to customers, thus Tix4Tonight has no financial risk with respect to unsold tickets.

The Company’s Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. The Company’s commissions are calculated based on the face value of the show tickets sold. The Company’s transaction fees are charged on a per-ticket basis. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

Beginning August 10, 2006, as an adjunct to its Las Vegas show ticketing business, the Company launched its Tix4Dinner operations from the same locations as the sale of show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the sale. The operations of Tix4Dinner through September 30, 2006 were not material.

Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time that the reservations are made. The Company expects that the number of restaurants participating in this program will initially be limited. At this time, the Company does not have accounts receivable or accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant.

During the three months ended September 30, 2006, two hotel showrooms accounted for approximately 11.7% and 13.0% of revenues, respectively. During the three months ended September 30, 2005, one hotel showroom and one other ticket source each accounted for approximately 13.6% of revenues. During the nine months ended September 30, 2006, there were no hotel showrooms that accounted for 10.0% or more of revenues. During the nine months ended September 30, 2005, one hotel showroom and one other ticket source accounted for approximately 13.9% and 13.5% of revenues, respectively.

5. Notes Payable

Notes payable consisted of the following at September 30, 2006 and December 31, 2005:

	2006	2005
	(Unaudited)
Notes payable, Steamboat Capital VII
(as assigned by Finova on May 1,
2006, and as modified on October
29, 2004)
- Discounted Amount	$-	$119,759
- Remaining Indebtedness	-	781,439
Note payable, other	3,000	12,000
	$3,000	$913,198

Note Payable, Steamboat Capital VII (as assigned by Finova):

On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc. (“Finova”), which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, with interest at 16.64% per annum, repayable over a four year period at $40,903 per month, with a balloon payment of $157,503.

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

Effective October 29, 2004, the Company entered into a further agreement with the lender which provided for the Company to repay the lender its aggregate obligation at September 30, 2004 of $956,439 (including accrued interest payable of $240,197) as follows: (i) $175,000 of the $956,439 (the “Discounted Amount”), to be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, to be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the “Remaining Indebtedness”) will continue to bear interest at 16.64% per annum, but will be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company’s President and Chief Executive Officer. On May 1, 2006, Finova conveyed all of its right, title and interest in and to the October 29, 2004 agreement to Steamboat Capital VII, LLC (“Steamboat”).

The balance of the discounted amount was $119,759 at December 31, 2005. On September 13, 2006, the Company repaid in full its obligation to the lender of $1,180,493 (including accrued interest of $297,632) by making a final cash payment of $101,697. As a result, the Company recognized a non-cash gain on settlement of debt of $1,078,796 during the three months ended September 30, 2006, which has been presented as other income (expense) in the consolidated statement of operations. At September 30, 2006, the Company had no continuing financial obligations of any kind to Finova or Steamboat. There were no early termination or prepayment penalties incurred by the Company in conjunction with this transaction.

6.  Issuance of Convertible Debentures and Standby Equity Distribution Agreement

Issuance of Convertible Debentures to Advantage Capital Development Corp.:

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures with an aggregate face value of $530,000 (collectively, the “Debentures”) to Advantage Capital Development Corp. (“Advantage”). The Company issued a Debenture with a face value of $250,000 upon closing (“Debenture No. 1”) and received net proceeds of $200,000. The Company issued another Debenture with a face value of $280,000 on January 6, 2005 (“Debenture No. 2”) and received net proceeds of $239,300. The Debentures were originally scheduled to mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures were classified in the Company’s balance sheet as current liabilities at December 31, 2005.

Interest on the Debentures was originally due at the maturity date was paid monthly in cash (see below). The Debentures were secured by all of the assets and property of the Company. At the option of the holder, the Debentures were convertible from time to time after nine months from the date of closing into the Company’s common stock at a price per share of either (a) an amount equal to 120% of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.’s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to 80% of the average volume weighted average price of the Company’s Common Stock, as quoted by Bloomberg, L.P. for the 5 trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time could the conversion price be less than $0.25 per share. The Company had an option to redeem all or a portion of the outstanding Debentures at a redemption price of 120% of the amount redeemed plus accrued interest.

On November 4, 2004, the Company issued to Advantage a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000. On July 26, 2006 and August 28, 2006, Advantage exercised a portion of such warrant to purchase 80,000 shares of common stock upon payment to the Company of $20,000. On October 18, 2006, Advantage exercised the remaining portion of the warrant to purchase 20,000 shares of common stock upon payment to the Company of $5,000.

As described below, the Company had the right to determine the form of payment (cash or common stock) for any liquidated damages that the Company might be required to pay to Advantage as a result of its not fulfilling its registration statement requirements with the Securities and Exchange Commission (“SEC”) with respect to the shares of common stock underlying the warrant.

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

On February 27, 2006, the Company entered into a settlement agreement (the “Agreement”) with Advantage to modify the Securities Purchase Agreement, the Security Agreement, the Warrant, the Debentures, the Escrow Agreement and the Investor Registration Rights Agreement, each executed on November 4, 2004, and the Amendments dated December 2004, January 2005 and February 2005, to satisfy the outstanding amount due in Liquidated Damages pursuant to the Company’s late filing and effectiveness of its Registration Statement as set forth in the Investor Registration Rights Agreement. For the year ended December 31, 2005, the Company recorded Liquidated Damages of $79,500, which were included in interest expense in the Company’s consolidated statement of operations.

In accordance with the Agreement, the Company agreed to honor the $25,000 conversion notice previously submitted by Advantage, issue such conversion shares and reduce the balance on the Debentures accordingly. As a result, during February 2006, the Company issued 93,563 shares of common stock to Advantage with a fair market value of $25,000 based on a conversion price of $0.2672 per share.

The Company agreed to pay interest on the Debenture’s outstanding balance monthly and to repay one-third of the remaining loan balance plus the redemption premium each on April 1, 2006, June 1, 2006, and August 1, 2006 ($505,000 plus the 20% redemption premium of $101,000, for a total of $606,000). On March 29, 2006, the Company paid the installment due on April 1, 2006 of $202,000, which consisted of a principal payment of $168,333 and a redemption premium of $33,667. On May 30, 2006, the Company paid the installment due on June 1, 2006 of $202,000, which consisted of a principal payment of $168,333 and a redemption premium of $33,667. On July 1, 2006, the Company paid the final installment of $202,000 due on August 1, 2006, which consisted of a principal payment of $168,334 and a redemption premium of $33,666.

The Company recognized the redemption premium as additional interest expense as the respective installments were paid. As a result of the payment of the final installment on July 1, 2006, the Company has fully complied with the terms of the Agreement.

Standby Equity Distribution Agreement with Cornell Capital Partners, L.P.:

On December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP (“Cornell”) under which Cornell, at the request of the Company, would periodically purchase up to $10,000,000 of the Company’s common stock over 24 months pursuant to a Standby Equity Distribution Agreement. The Company had the right to decide if it would sell stock, as well as the timing and amount of such stock sold to Cornell, with the purchase price based upon the market price of the Company’s common stock at the time of each sale, subject to the satisfaction of certain conditions, including the SEC having declared effective a registration statement covering the shares of common stock to be purchased by Cornell. The Company issued 290,000 shares of its common stock to Cornell as a commitment fee and an additional 290,000 shares of its common stock on the first year anniversary of the Standby Equity Distribution Agreement.

The Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”) to serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge’s services, the Company issued 20,000 shares of its common stock to Newbridge. The shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $48,000) and were included in deferred offering costs in the Company’s balance sheet at December 31, 2005.

On July 20, 2006, the Company terminated its $10,000,000 Standby Equity Distribution Agreement with Cornell. The Company never sold any shares of its common stock pursuant to such agreement and has no continuing financial obligations of any kind to Cornell. There were no early termination penalties incurred by the Company. As a result of the termination of the financing agreement with Cornell, deferred offering costs of $58,000 were charged to operations as other income (expense) during the three months ended September 30, 2006.

Agreement with Knightsbridge Holdings, LLC:

On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC (“Knightsbridge”) as a referral fee. The Company was obligated to file a registration statement to cover 200% of the shares so issued. The agreement with Knightsbridge was for an initial term through February 28, 2005, and continued thereafter on a month-to-month basis, but the Company did not have the right to terminate the agreement until such time as it had fulfilled all of its obligations under its agreement with Advantage. The Company also agreed to pay Knightsbridge a monthly consulting fee of $2,500. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and was charged to operations as interest expense over the remaining term of the Debentures through March 31, 2006.

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

Registration Rights:

The Company was obligated to register the shares of common stock referred to above (the “Registrable Securities”).

The Company was originally obligated to prepare and file, no later than 45 days from November 4, 2004 (the “Scheduled Filing Deadline”), a registration statement on Form S-1 or SB-2 (or, if the Company was then eligible, on Form S-3) with the SEC under the 1933 Act (the “Initial Registration Statement”) for the registration for the resale by all investors who purchased Debentures or the Company’s warrant. The Company was required to use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than 120 days after the date of filing (the “Scheduled Effective Deadline”) and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remained in effect until all of the Registrable Securities were sold. The Company would be in default if the Initial Registration Statement was not declared effective by the SEC within 120 days after filing thereof.

In the event the Initial Registration Statement was not filed by the Scheduled Filing Deadline or was not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Initial Registration Statement was declared effective by the SEC, sales could not be made pursuant to the Initial Registration Statement, the Company would be required to pay as liquidated damages (the “Liquidated Damages”) to the holder, at the Company’s option, either a cash amount or shares of the Company’s common stock within 3 business days, after demand therefore, equal to 2% of the liquidated value of the Debentures outstanding as Liquidated Damages for each 30 day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline, as the case may be. The Debentures were repaid in full in cash on July 1, 2006. Accordingly, the Company has no further registration obligation with respect to the Debentures.

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock pursuant to the Standby Equity Distribution Agreement with Cornell, as well as the shares of common stock with respect to the Company’s commitments to Advantage, Newbridge and Knightsbridge. The Registration Statement, as amended, was declared effective by the SEC on February 13, 2006.

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

Effective January 3, 2005, the Company and Gang Consulting Ltd. entered into a new two-year consulting arrangement effective as of January 1, 2005 that provided for: (1) the termination of the consulting fee payable to Gang Consulting Ltd. of $10,000 per month; (2) the cancellation of common stock purchase warrants previously issued to Gang Consulting Ltd. to purchase an aggregate of 800,000 shares of common stock in equal installments of 100,000 shares at $0.50, $1.00, $1.50, $2.00, $2.50, $3.00, $3.50 and $4.00 per share, respectively; and (3) the issuance of common stock purchase warrants to purchase 400,000 shares of common stock, which were fully vested at issuance and exercisable through May 1, 2008 as follows: 100,000 shares at $0.25 per share; 100,000 shares at $0.50 per share; 50,000 shares at $0.75 per share; 50,000 shares at $1.00 per share; 25,000 shares at $1.25 per share; 25,000 shares at $1.50 per share; 25,000 shares at $1.75 per share; and 25,000 shares at $2.00 per share. The aggregate fair value of such warrants of $172,000, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense at March 31, 2005, as the warrants were fully vested and non-forfeitable at the date of issuance.

During the three months and nine months ended September 30, 2006, the Company paid Gang Consulting Ltd. a cash finder’s fee of $17,000 with respect to the sale of the Company’s securities, and the Company issued 50,000 shares of common stock to Gang Consulting Ltd. for services rendered, as described below.

Other Equity-Based Transactions during the Three Months and Nine Months Ended September 30, 2005:

On January 31, 2005, the Company issued 104,845 shares of common stock under the 2003 Consultant Stock Plan and 136,539 shares of common stock pursuant to an exemption from registration to Erick Richardson, a partner in the law firm of Richardson & Patel LLP, for legal services. The shares issued pursuant to an exemption from registration have piggyback registration rights. The aggregate fair market value of the 241,384 shares on the date of issuance was $101,382 ($0.42 per share), all of which was applied to reduce the Company’s accounts payable balance to such law firm. The Company also issued an option to purchase 18,800 shares of common stock under the 2003 Consultant Stock Plan, exercisable for a period of five years at $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option pricing model of $7,896. The Company also agreed to reduce the exercise price of a warrant to purchase 50,000 shares of common stock previously issued to Erick Richardson under the 2003 Consultant Stock Plan on June 16, 2004, from $1.00 per share to $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option-pricing model of $20,500. The aggregate fair value of such warrants of $28,396 was charged to operations as general and administrative expense at March 31, 2005.

Effective February 28, 2005, the Company terminated a consulting agreement with a financial public relations firm and agreed to issue 36,000 shares of its common stock as payment of the accrued but unpaid fee to such firm of $18,000. The shares of common stock have piggyback registration rights. The effective price of $0.50 per share was in excess of the fair market value of the Company’s common stock on February 28, 2005.

On January 6, 2005, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC as a loan referral fee with a value of $201,600 (see Note 6).

On May 24, 2005, the Company entered into a one-year consulting services agreement with CollegeStock LLC for public relations and communications services, which provided for a cash payment of $7,500 and the issuance of a warrant to purchase 20,000 shares of the Company’s common stock exercisable at $0.24 per share through May 24, 2008. The fair value of such warrant of $4,600, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense at June 30, 2005, as the warrant was fully vested and non-forfeitable at the date of issuance.

On June 30, 2005, the Company entered into a three-month consulting agreement with Wall Streets Inside Reporter, Inc. for marketing and strategic planning services, which provided for a monthly cash payment of $5,000 and the issuance of 140,000 shares of common stock. The shares of common stock have piggyback registration rights. The aggregate fair market value of such shares of $35,000 was initially recorded as deferred compensation in the stockholders’ equity (deficiency) section of the Company’s consolidated balance sheet. The parties agreed that the services to be rendered pursuant to the consulting agreement would be provided beginning when the Company’s registration statement had been declared effective by the SEC. Accordingly, the $35,000 was charged to operations over the three-month period commencing February 13, 2006 (the date that the Company’s registration statement was declared effective by the SEC) and ending May 13, 2006.

On October 10, 2003, the Company entered into a two-year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006, in monthly installments of 16,667 shares. The fair value of such warrant of $40,000, as calculated pursuant to the Black-Scholes option-pricing model, was initially recorded as deferred compensation in the stockholder’s equity (deficiency) section of the Company’s consolidated balance sheet. This amount was charged to operations over the two-year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the three months and nine months ended September 30, 2005, $5,000 and $15,000, respectively, was charged to operations with respect to such warrant.

Other Equity-Based Transactions during the Three Months and Nine Months Ended September 30, 2006:

On February 23, 2006, the Company issued 230,000 shares of common stock to Erick Richardson, a partner in the law firm of Richardson & Patel LLC, under the Consultant Stock Plan, with an approximate fair market value of $74,143 ($0.32 per share) as payment for accrued legal fees.

On March 13, 2006, the Company issued 50,000 shares of common stock to Kimberly Simon, its Vice President, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense at March 31, 2006.

On March 13, 2006, the Company issued a total of 120,000 shares of common stock to its non-officer employees as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $26,400 ($0.22 per share) and were charged to operations as general and administrative expense at March 31, 2006.

On March 13, 2006, the Company issued 25,000 shares of common stock to a consultant, Ben Gayheart, for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $5,500 ($0.22 per share) and were charged to operations as general and administrative expense at March 31, 2006.

On March 13, 2006, the Company issued a total of 300,000 shares of common stock to its two non-officer directors for services rendered, consisting of 150,000 shares to Benjamin Frankel and 150,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $66,000 ($0.22 per share) and were charged to operations as general and administrative expense at March 31, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Vice President. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock were recorded at their fair market value on the date of issuance of $33,000 ($0.22 per share) and such amount was initially recorded as deferred compensation in the stockholder’s equity (deficiency) section of the Company’s consolidated balance sheet. This amount is being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006.

During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer (see Note 9). The 500,000 shares of common stock were recorded at their fair market value on the date of issuance of $110,000 ($0.22 per share) and such amount was initially recorded as deferred compensation in the stockholder’s equity (deficiency) section of the Company’s consolidated balance sheet. This amount is being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006.

During April 2006, the Company entered into consulting agreement with a consultant, Gord Stetling, for investor relations and strategic planning services. The Company issued 50,000 shares of common stock, which were recorded at their fair value of $16,000 ($0.32 per share) and were charged to operations as general and administrative expense at June 30, 2006.

During April 2006, the Company entered into a consulting agreement with a consultant, John Martin, for investor relations and strategic planning services. The Company issued 50,000 shares of common stock, which were recorded at their fair value of $16,000 ($0.32 per share) and were charged to operations as general and administrative expense at June 30, 2006.

On April 19, 2006, the Company extended the expiration date of a stock option to purchase 150,000 shares of common stock held by Kimberly Simon, its Vice President. The expiration date was extended from June 5, 2006 to June 5, 2009. The fair value of such stock option of $49,500, as calculated pursuant to the Black-Scholes option-pricing model, was credited to additional paid-in capital and was charged to operations as general and administrative expense at June 30, 2006.

On April 25, 2006, the Company issued 10,000 shares of common stock to a consultant, Jerry Cornwell, for investor relation services, which were recorded at their fair value of $3,400 ($0.34 per share) and were charged to operations as general and administrative expense at June 30, 2006.

On June 5, 2006, Sue Harrison, a former employee exercised (on a cashless basis) a previously issued stock option for 60,000 shares of common stock with an exercise price of $0.15 per share. Accordingly, the aggregate exercise price of $9,000 was paid through the surrender and cancellation of 13,235 shares with a fair market value on the date of exercise of $0.68 per share, which resulted in the issuance of 46,765 shares of common stock.

On June 12, 2006, the Company issued 400,000 shares of common stock to Irwin Olian upon the exercise of a previously issued warrant at an exercise price of $0.10 per share and received cash proceeds of $40,000.

On July 20, 2006, the Company entered into separate consulting agreements with two consultants, Rick Kraniak and Joe Marsh, to provide strategic advisory services to the Company over a two-year period which provide for each consultant to receive 150,000 shares of common stock vesting monthly over the term of the respective agreement. The 31,250 shares of common stock that had vested at September 30, 2006 were recorded at their approximate fair market value on such date of $36,496 and were charged to operations as general and administrative expense at September 30, 2006.

On July 26, 2006, the Company issued 40,000 shares of common stock to Advantage upon the exercise of a previously issued warrant at an exercise price of $0.25 per share and received cash proceeds of $10,000.

On July 28, 2006, the Company issued 100,000 shares of common stock to Rick Kraniak upon the exercise of a previously issued warrant at an exercise price of $0.30 per share and received cash proceeds of $30,000.

On August 28, 2006, the Company issued 40,000 shares of common stock to Advantage upon the exercise of a previously issued warrant at an exercise price of $0.25 per share and received cash proceeds of $10,000.

On September 28, 2006, the Company issued 200,000 shares of common stock to Mitch Francis, its President and Chief Executive Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $222,000 ($1.11 per share) and were charged to operations as general and administrative expense at September 30, 2006.

On September 28, 2006, the Company issued 100,000 shares of common stock to Kimberly Simon, its Vice President, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $111,000 ($1.11 per share) and were charged to operations as general and administrative expense at September 30, 2006.

On September 28, 2006, the Company issued a total of 90,000 shares of common stock to its non-officer employees as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $99,900 ($1.11 per share) and were charged to operations as general and administrative expense at September 30, 2006.

On September 28, 2006, the Company issued a total of 80,000 shares of common stock to its two non-officer directors for services rendered, consisting of 40,000 shares to Benjamin Frankel and 40,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $88,800 ($1.11 per share) and were charged to operations as general and administrative expense at September 30, 2006.

On September 28, 2006, the Company issued 50,000 shares of common stock to each of three consultants (Rick Kraniak, Joe Marsh and Gang Consulting Ltd.) for services rendered, for a total of 150,000 shares of common stock. The 150,000 shares of common stock were recorded at their fair market value on the date of issuance of $166,500 ($1.11 per share) and were charged to operations as general and administrative expense at September 30, 2006.

During the nine months ended September 30, 2006, the Company raised additional equity capital through the sale of units in a private placement to accredited investors at $0.25 per unit, with each unit consisting of one share of restricted common stock and a warrant to purchase one-half share of common stock, exercisable at $0.50 per share for a period of 24 months. The shares and warrants have limited piggyback registration rights. The Company sold 4,080,000 units and received gross cash proceeds of $1,020,000, as a result of which the Company issued 4,080,000 shares of common stock and 2,040,000 warrants. The Company paid a cash finder’s fee of $17,000 to Gang Consulting Ltd. with respect to such equity offering, which was recorded as a reduction to additional paid-in capital during the nine months ended September 30, 2006, as a result of which net cash proceeds from the private placement through September 30, 2006 were $1,003,000.

On September 28, 2006, Mitch Francis, the Company’s President and Chief Executive Officer, exercised a portion of a previously issued warrant to acquire 615,384 shares of common stock at an exercise price of $0.13 per share. Pursuant to such warrant, Mr. Francis acquired 505,588 shares of common stock by offsetting accrued but unpaid compensation of $65,726.

On January 18, 2006, the Company entered into an agreement with Kimberly Simon, its Vice President, that provides for her to receive a bonus in the form of a warrant for 100,000 shares of common stock, exercisable for a period of five years at $0.36 per share (the fair market value on the date of the agreement), that vests only in the event that the gross number of tickets sold in 2006 is at least equal to 125% of the gross number of tickets sold in 2005. As of June 30, 2006, the Company had determined that such vesting milestone had been met. Accordingly, the fair value of such warrant of $70,000, calculated pursuant to the Black-Scholes option-pricing model, is being charged to operations as general and administrative expense over the six-month period commencing July 1, 2006 and ending December 31, 2006, as a result of which $35,000 was charged to operations as general and administrative expense during the three months ended September 30, 2006.

8. Related Party Transactions

During 2006, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation. During 2005, Mr. Frankel was a principal in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard LLP.

Effective March 6, 2006, the Company entered into a one-year agreement with Mr. Frankel’s current firm for certain business, accounting and tax advisory services to be provided by Mr. Frankel, for a monthly retainer fee of $5,000 commencing as of January 1, 2006. Other services outside the scope of this agreement will be invoiced separately by Mr. Frankel’s firm. This agreement was approved by the disinterested members of the Company’s Board of Directors.

During the three months ended September 30, 2006 and 2005, the Company incurred fees to such accounting firms for accounting and tax services of $12,448 and $33,949, respectively. During the nine months ended September 30, 2006 and 2005, the Company incurred fees to such accounting firms for accounting and tax services of $55,984 and $65,670, respectively. In addition, during the nine months ended September 30, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee to Mr. Frankel’s former firm at December 31, 2005 of $8,758.

At December 31, 2005, the Company had recorded accrued compensation due to its President and Chief Executive Officer of $65,726, which was included in accounts payable and accrued liabilities at such date. On September 28, 2006, such accrued compensation amount was settled by offsetting it against the aggregate exercise price of a portion of an outstanding warrant to acquire 615,384 shares of common stock exercisable at $0.13 per share that had been previously issued to the President and Chief Executive Officer, resulting in the issuance of 505,588 shares of common stock.

9. Commitments and Contingencies

Effective March 1, 2006, the Company entered into a three-year employment agreement with Mitch Francis, its President and Chief Executive Officer, to serve as Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provided for a base annual salary of $275,000, annual increases of 8%, benefits, and annual bonuses equal to 6% of the Company’s annual earnings in excess of $500,000 before taxes, depreciation and amortization, but after interest expense. The agreement also provided that the Company would issue to Mr. Francis 500,000 shares of restricted common stock within 30 days of March 1, 2006. The shares of common stock were issued on March 13, 2006. The shares of common stock are subject to a prohibition on being traded, encumbered or otherwise transferred (without prior board approval), which restriction shall lapse in equal annual installments on March 1, 2007, 2008 and 2009. Upon the occurrence of a change in control of the Company, as defined, Mr. Francis will be entitled to, among other compensation, an amount equal to five times his annual base salary immediately prior to the change in control event.

Effective July 31, 2006, the Company entered into a new Las Vegas, Nevada office facility lease commencing September 1, 2006 for a term of 61 months at an initial base rate of $4,786 per month.

10. Income Taxes

The Company did not provide for any Federal or state income tax expense during the three months and nine months ended September 30, 2006 as a result of the availability of net operating loss carryfowards. As of September 30, 2006, the Company had provided a 100% valuation allowance with respect to its Federal and state net operating loss carryforwards, as it cannot determine that it is more likely than not that it will be able to realize such deferred tax assets.

As of December 31, 2005, for Federal income tax purposes, the Company had approximately $11,150,000 in net operating loss carryforwards expiring through 2015. As of December 31, 2005, for state income tax purposes, the Company had approximately $1,002,000 in net operating loss carryforwards expiring through 2015.

Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of a defined “ownership change”. The Company has determined that there will likely be significant limitations on its ability to utilize its net operating loss carryforwards in future periods for Federal income tax purposes due to such ownership changes.

Reconciliation of the effective income tax rate to the United States statutory income tax rate for the three months and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Tax expense at U.S. statutory
income tax rate	34.0%	(34.0)%	34.0%	(34.0)%
Increase in the valuation
allowance	-	34.0	-	34.0
Utilization of net operating
loss carryforward	(34.0)	-	(34.0)	-
Effective income tax rate	-%	-%	-%	-%

11. Subsequent Events

On October 18, 2006, the Company issued 20,000 shares of common stock upon the exercise of a previously issued warrant at an exercise price of $0.25 per share and received cash proceeds of $5,000.

On October 18, 2006, the Company issued 50,000 shares of common stock upon the exercise of a previously issued warrant at an exercise price of $0.50 per share and received cash proceeds of $25,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

Effective January 1, 2004, the Company’s sole business activity, conducted through its wholly-owned subsidiary, Tix4Tonight, LLC, was the sale of tickets for Las Vegas shows, generally at 50% of the original box office price, on the same day of the performance, from four ticket booths located in Las Vegas, Nevada.

Beginning August 10, 2006, as an adjunct to its Las Vegas show ticketing business, the Company launched its Tix4Dinner operations from the same locations as the sale of show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the sale. The operations of Tix4Dinner through September 30, 2006 were not material.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Revenue Recognition and Presentation:

The Company’s Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time that the reservations are made. The Company’s commissions are calculated based on the face value of the show tickets sold. The Company’s transaction fees are charged on a per-ticket basis. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows or restaurants and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

Impairment of Long-Lived Assets:

The Company’s long-lived assets consist of property and equipment. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

Recent Accounting Pronouncements and Developments:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“SFAS No. 158”), which requires for public companies the full funding status of defined benefit pension and other postretirement plans to be recognized on the balance sheet as an asset (for overfunded plans) or as a liability (for underfunded plans). In addition, SFAS No. 158 calls for recognition in other comprehensive income of gains or losses and prior service costs or credits that are not yet included as components of periodic benefit expense. Finally, SFAS No. 158 requires that the measurement of defined benefit plan assets and obligations be as of the balance sheet date. The Company plans to adopt the recognition provisions of SFAS No. 158 as of the end of the fiscal year end ending after December 15, 2006 and the measurement date provisions as of the balance sheet date for fiscal years ending after December 15, 2008. The Company does not currently have any defined benefit pension or other post retirement plans.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, as a result of positions taken or expected to be taken in a company’s tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company’s financial statement presentation and disclosures.

On September 22, 2005, the Securities and Exchange Commission (“SEC”) issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after December 15, 2007. Accordingly, the Company qualifies for the deferral until its year ending December 31, 2007 to comply with the internal control reporting requirements.

Results of Operations:

Three Months Ended September 30, 2006 and 2005:

Revenues. Revenues from ticket commissions and fees were $1,434,233 for the three months ended September 30, 2006, as compared to $740,989 for the three months ended September 30, 2005, an increase of $693,244 or 93.6%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $6,217,781 for the three months ended September 30, 2006, as compared to $2,735,018 for the three months ended September 30, 2005, an increase of $3,482,762 or 127.3%. Commissions and fees earned as a percentage of gross show ticket sales were 23.0% for the three months ended September 30, 2006, as compared to 27.1% for the three months ended September 30, 2005, as a result of lower than normal discounts from face value for some higher-priced shows.

Direct Costs of Revenues. Direct costs of revenues were $564,925 for the three months ended September 30, 2006, as compared to $372,905 for the three months ended September 30, 2005, an increase of $192,020 or 51.5%. Direct costs of revenues decreased to 39.4% of revenues for the three months ended September 30, 2006, as compared to 50.3% of revenues for the three months ended September 30, 2005, as a result of the significant increase in revenues in 2006 as compared to 2005. Direct costs of revenues increased on an absolute basis in 2006 as compared to 2005 as a result of an increase in rent expense resulting from expanded or additional ticketing locations opened in late 2005, and an increase in payroll costs resulting from the hiring of additional employees to staff these locations.

Selling and Marketing Expenses. Selling and marketing expenses were $120,884 for the three months ended September 30, 2006, as compared to $75,825 for the three months ended September 30, 2005, an increase of $45,059 or 59.4%, primarily as a result of an increase in discretionary magazine advertising expenditures. Selling and marketing expenses decreased to 8.4% of revenues for the three months ended September 30, 2006, as compared to 10.2% of revenues for the three months ended September 30, 2005.

Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business.

General and Administrative Expenses. General and administrative expenses were $1,221,108 for the three months ended September 30, 2006, as compared to $381,976 for the three months ended September 30, 2005, an increase of $839,132 or 219.7%. General and administrative expenses were 85.1% of revenues for the three months ended September 30, 2006, as compared to 51.6% of revenues for the three months ended September 30, 2005. Included in general and administrative expenses were equity-based compensation expenses of $771,613 for the three months ended September 30, 2006, as compared to $5,000 for the three months ended September 30, 2005, of which $468,717 related to officers and directors in 2006, as compared to $0 in 2005.

General and administrative expenses also increased on an absolute basis in 2006 as compared to 2005 as a result of an increase in merchant fees and corporate staffing costs, which were offset in part by a decrease in consulting and legal fees.

Significant components of general and administrative expenses consist of personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and occupancy costs.

Depreciation and Amortization. Depreciation and amortization was $41,196 for the three months ended September 30, 2006, as compared to $27,230 for the three months ended September 30, 2005, an increase of $13,966 or 51.3%, primarily as a result of increased depreciation and amortization incurred with respect to leasehold improvements and equipment acquired for Tix4Tonight’s new ticketing locations in Las Vegas, Nevada.

Loss from Operations. As a result of the aforementioned factors, the loss from operations for the three months ended September 30, 2006 was $513,880, which included non-cash compensation expense of $771,613, as compared to a loss from operations of $116,947 for the three months ended September 30, 2005, which included non-cash compensation expense of $5,000.

Interest Income. Interest income was $7,039 for the three months ended September 30, 2006, as compared to $2 for the three months ended September 30, 2005.

Other Income. Other income was $100,000 for the three months ended September 30, 2005, as the Company recognized a cash payment it had received in April 2005 for the early termination of a lease for its administrative offices in Las Vegas, Nevada. The Company had no other income for the three months ended September 30, 2006.

Gain on Settlement with Lender. On September 13, 2006, the Company repaid in full its obligation to Finova/Steamboat of $1,180,493 (including accrued interest of $297,632) by making a final cash payment of $101,697. As a result, the Company recognized a non-cash gain on settlement of debt of $1,078,796 during the three months ended September 30, 2006.

Write-off of Deferred Offering Costs. On July 20, 2006, the Company terminated its $10,000,000 Standby Equity Distribution Agreement with Cornell. The Company never sold any shares of its common stock pursuant to such agreement. As a result of the termination of the financing agreement with Cornell, deferred offering costs of $58,000 were charged to operations during the three months ended September 30, 2006.

Interest Expense. Interest expense was $80,253 for the three months ended September 30, 2006, as compared to $181,851 for the three months ended September 30, 2005, a decrease of $101,598. The decrease in interest expense in 2006 as compared to 2005 was in part a result of non-cash interest charges generated by the amortization of the discount related to the Debentures that were issued in December 2004 and January 2005 being fully amortized through March 31, 2006.

For the three months ended September 30, 2006, $33,666 of interest expense related to the premium paid on the July 1, 2006 installment payment on the Debentures pursuant to the Agreement with Advantage. For the three months ended September 30, 2005, $15,547 of interest expense was the result of the Company not having timely accomplished an effective registration statement with the SEC to register the shares of common stock issuable upon conversion of the Debentures by March 31, 2005.

Income (Loss) from Continuing Operations. As a result of the aforementioned factors, income from continuing operations was $433,702 for the three months ended September 30, 2006, as compared to a loss from continuing operations of $(198,796) for the three months ended September 30, 2005.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $102,617 for the three months ended September 30, 2005, relating to the Company’s former ride simulator business, which was terminated effective December 31, 2003. The Company did not have any income (loss) from discontinued operations for the three months ended September 30, 2006.

Net Income (Loss). As a result of the aforementioned factors, net income was $433,702 for the three months ended September 30, 2006, as compared to a net loss of $(96,179) for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 and 2005:

Revenues. Revenues from ticket commissions and fees were $3,762,450 for the nine months ended September 30, 2006, as compared to $1,891,678 for the nine months ended September 30, 2005, an increase of $1,870,772 or 98.9%. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $15,735,823 for the nine months ended September 30, 2006, as compared to $7,160,405 for the nine months ended September 30, 2005, an increase of $8,575,418 or 119.8%. Commissions and fees earned as a percentage of gross show ticket sales were 23.9% for the nine months ended September 30, 2006, as compared to 26.4% for the nine months ended September 30, 2005, as a result of lower than normal discounts for some higher-priced shows.

Direct Costs of Revenues. Direct costs of revenues were $1,518,308 for the nine months ended September 30, 2006, as compared to $1,082,744 for the nine months ended September 30, 2005, an increase of $435,564 or 40.2%. Direct costs of revenues decreased to 40.4% of revenues for the nine months ended September 30, 2006, as compared to 57.2% of revenues for the nine months ended September 30, 2005, as a result of the significant increase in revenues in 2006 as compared to 2005. Direct costs of revenues increased on an absolute basis in 2006 as compared to 2005 as a result of an increase in rent expense resulting from expanded or additional ticketing locations opened in late 2005, and an increase in payroll costs resulting from the hiring of additional employees to staff these locations.

Selling and Marketing Expenses. Selling and marketing expenses were $317,229 for the nine months ended September 30, 2006, as compared to $235,603 for the nine months ended September 30, 2005, an increase of $81,626 or 34.7%, primarily as a result of an increase in discretionary magazine advertising expenditures. Selling and marketing expenses decreased to 8.4% of revenues for the nine months ended September 30, 2006, as compared to 12.5% of revenues for the nine months ended September 30, 2005.

Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business.

General and Administrative Expenses. General and administrative expenses were $2,341,016 for the nine months ended September 30, 2006, as compared to $1,517,759 for the nine months ended September 30, 2005, an increase of $823,257 or 54.2%. General and administrative expenses were 62.2% of revenues for the nine months ended September 30, 2006, as compared to 80.2% of revenues for the nine months ended September 30, 2005. Included in general and administrative expenses were equity-based compensation expenses of $1,015,844 for the nine months ended September 30, 2006, as compared to $237,996 for the nine months ended September 30, 2005, of which $610,648 related to officers and directors in 2006, as compared to $0 in 2005.

General and administrative expenses also increased on an absolute basis in 2006 as compared to 2005 as a result of an increase in merchant fees and corporate staffing costs, which were offset in part by a decrease in consulting and legal fees. Significant components of general and administrative expenses consist of personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and occupancy costs.

Depreciation and Amortization. Depreciation and amortization was $119,101 for the nine months ended September 30, 2006, as compared to $66,622 for the nine months ended September 30, 2005, an increase of $52,479 or 78.8%, primarily as a result of increased depreciation and amortization incurred with respect to leasehold improvements and equipment acquired for Tix4Tonight’s new ticketing locations in Las Vegas, Nevada.

Loss from Operations. As a result of the aforementioned factors, the loss from operations for the nine months ended September 30, 2006 was $533,204, which included non-cash compensation expense of $1,015,844, as compared to a loss from operations for the nine months ended September 30, 2005 of $1,011,050, which included non-cash compensation expense of $237,996.

Interest Income. Interest income was $7,574 for the nine months ended September 30, 2006, as compared to $8 for the nine months ended September 30, 2005.

Other Income. Other income was $37,300 for the nine months ended September 30, 2006, which consisted of the reversal of an accrued liability of $37,300 at December 31, 2005 relating to a potential claim from a supplier. Other income was $100,000 for the nine months ended September 30, 2005, as the Company recognized a cash payment it had received in April 2005 for the early termination of a lease for its administrative offices in Las Vegas, Nevada.

Gain on Settlement with Lender. On September 13, 2006, the Company repaid in full its obligation to Finova/Steamboat of $1,180,493 (including accrued interest of $297,632) by making a final cash payment of $101,697. As a result, the Company recognized a non-cash gain on settlement of debt of $1,078,796 during the nine months ended September 30, 2006.

Write-off of Deferred Offering Costs. On July 20, 2006, the Company terminated its $10,000,000 Standby Equity Distribution Agreement with Cornell. The Company never sold any shares of its common stock pursuant to such agreement. As a result of the termination of the financing agreement with Cornell, deferred offering costs of $58,000 were charged to operations during the nine months ended September 30, 2006.

Interest Expense. Interest expense was $322,480 for the nine months ended September 30, 2006, as compared to $491,302 for the nine months ended September 30, 2005, a decrease of $168,822. The decrease in interest expense in 2006 as compared to 2005 was in part a result of non-cash interest charges generated by the amortization of the discount related to the Debentures that were issued in December 2004 and January 2005 being fully amortized through March 31, 2006.

For the nine months ended September 30, 2006, $101,000 of interest expense related to the premium paid on the March 29, 2006, May 30, 2006 and July 1, 2006 installment payments on the Debentures pursuant to the Agreement with Advantage. For the nine months ended September 30, 2005, $47,700 of interest expense was the result of the Company not having timely accomplished an effective registration statement with the SEC to register the shares of common stock issuable upon conversion of the Debentures by March 31, 2005.

Income (loss) from Continuing Operations. As a result of the aforementioned factors, income from continuing operations was $209,986 for the nine months ended September 30, 2006, as compared to a loss from continuing operations of $(1,402,344) for the nine months ended September 30, 2005.

Income from Discontinued Operations. Income from discontinued operations was $5,341 for the nine months ended September 30, 2006, as compared to income from discontinued operations of $94,224 for the nine months ended September 30, 2005, relating to the Company’s former ride simulator business, which was terminated effective December 31, 2003.

Net Income (Loss). As a result of the aforementioned factors, net income was $215,327 for the nine months ended September 30, 2006, as compared to a net loss of $(1,308,120) for the nine months ended September 30, 2005.

Liquidity and Capital Resources - September 30, 2006:

During the last several years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its debt and equity securities to provide the resources necessary to fund its operations and develop its show ticketing business.

The Company has continued its efforts to raise new capital in 2006 to support the development and expansion of its Las Vegas show ticketing business. During the nine months ended September 30, 2006, the Company raised $1,003,000 of new equity capital through the sale of units comprised of shares of its common stock and warrants.

Operating Liquidity:

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

During the three months and nine months ended September 30, 2006, the Company’s operations continued to improve, and the Company reported net income of $433,702 and $215,327, respectively. The Company’s working capital deficiency decreased to $156,740 at September 30, 2006, as compared to $2,766,621 at December 31, 2005, and the Company’s stockholder’s equity was $89,470 at September 30, 2006, as compared to a stockholder’s deficiency of $2,399,569 at December 31, 2005. During the nine months ended September 30, 2006, the Company’s operations provided $512,244 of cash flows from operations. In addition, during the three months ended September 30, 2006, the Company sold common stock and warrants to accredited investors for net proceeds of $400,000, bringing the total net proceeds from the sale of common stock and warrants to accredited investors for the nine months ended September 30, 2006 to $1,003,000. These funds have been used to reduce debt obligations of $1,572,407 that existed at December 31, 2005, and to support the expansion of the operations of Tix4Tonight. Accordingly, based on the combination of cash flows from operations and funds from the sale of common stock and warrants, the Company believes that it has sufficient working capital resources to fund its near-term cash requirements.

Operating Activities. Operating activities provided cash of $512,244 during the nine months ended September 30, 2006, as compared to $44,038 during the nine months ended September 30, 2005, primarily as a result of the improved operating performance of the Company’s ticketing operations. At September 30, 2006, the Company had cash of $1,228,539, as compared to $315,763 at December 31, 2005.

The Company had a working capital deficiency of $156,740 at September 30, 2006, as compared to a working capital deficiency of $2,766,621 at December 31, 2005, primarily as a result of the cash raised from the sale of units of the Company’s securities, the settlement of the Finova/Steamboat note payable at substantially less than face value, and the improved operating performance of the Company’s ticketing operations. At September 30, 2006 and December 31, 2005, the Company had accrued compensation due to its President and Chief Executive Officer of $0 and $65,726, respectively, which was included in accounts payable and accrued liabilities.

Investing Activities. For the nine months ended September 30, 2006 and September 30, 2005, investing activities utilized net cash of $59,521 and $170,100, respectively, for the purchases of property and equipment.

Financing Activities. For the nine months ended September 30, 2006, financing activities provided net cash of $460,053, consisting of net proceeds of $1,003,000 from the sale of units of the Company securities and $155,726 from the exercise of warrants, reduced by payments on capital lease obligations of $64,914, payments on notes payable of $128,759, and installment payments on the Debentures of $505,000 (see below). For the nine months ended September 30, 2005, financing activities provided net cash of $146,183, consisting of the net proceeds from the issuance of a convertible debenture of $239,300, reduced by payments on capital lease obligations of $42,177 and payments on notes payable of $50,940.

Issuance of Convertible Debentures and Standby Equity Distribution Agreement:

Issuance of Convertible Debentures to Advantage Capital Development Corp. On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures with an aggregate face value of $530,000 (collectively, the “Debentures”) to Advantage Capital Development Corp. (“Advantage”). The Company issued a Debenture with a face value of $250,000 upon closing (“Debenture No. 1”) and received net proceeds of $200,000. The Company issued another Debenture with a face value of $280,000 on January 6, 2005 (“Debenture No. 2”) and received net proceeds of $239,300. The Debentures were originally scheduled to mature on March 7, 2006. Based on the maturity date of the Debentures, the Debentures were classified in the Company’s balance sheet as current liabilities at December 31, 2005.

Interest on the Debentures was originally due at the maturity date was paid monthly in cash (see below). The Debentures were secured by all of the assets and property of the Company. At the option of the holder, the Debentures were convertible from time to time after nine months from the date of closing into the Company’s common stock at a price per share of either (a) an amount equal to 120% of the volume weighted average price of the Common Stock as listed on the National Association of Securities Dealers, Inc.’s Over-The-Counter Bulletin Board, as quoted by Bloomberg, L.P. on the closing date or (b) an amount equal to 80% of the average volume weighted average price of the Company’s Common Stock, as quoted by Bloomberg, L.P. for the 5 trading days immediately preceding the conversion date. Notwithstanding the foregoing, at no time could the conversion price be less than $0.25 per share. The Company had an option to redeem all or a portion of the outstanding Debentures at a redemption price of 120% of the amount redeemed plus accrued interest.

On November 4, 2004, the Company issued to Advantage a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000. On July 26, 2006 and August 28, 2006, Advantage exercised a portion of such warrant to purchase 80,000 shares of common stock upon payment to the Company of $20,000. On October 18, 2006, Advantage exercised the remaining portion of the warrant to purchase 20,000 shares of common stock upon payment to the Company of $5,000.

As described below, the Company had the right to determine the form of payment (cash or common stock) for any liquidated damages that the Company might be required to pay to Advantage as a result of its not fulfilling its registration statement requirements with the Securities and Exchange Commission (“SEC”) with respect to the shares of common stock underlying the warrant.

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

On February 27, 2006, the Company entered into a settlement agreement (the “Agreement”) with Advantage to modify the Securities Purchase Agreement, the Security Agreement, the Warrant, the Debentures, the Escrow Agreement and the Investor Registration Rights Agreement, each executed on November 4, 2004, and the Amendments dated December 2004, January 2005 and February 2005, to satisfy the outstanding amount due in Liquidated Damages pursuant to the Company's late filing and effectiveness of its Registration Statement as set forth in the Investor Registration Rights Agreement. For the year ended December 31, 2005, the Company recorded Liquidated Damages of $79,500, which were included in interest expense in the Company’s consolidated statement of operations.

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

The Company entered into an agreement with Newbridge Securities Corporation ("Newbridge") to serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge's services, the Company issued 20,000 shares of its common stock to Newbridge. The shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share (aggregate amount $48,000) and were included in deferred offering costs in the Company's balance sheet at December 31, 2005.

On July 20, 2006, the Company terminated its $10,000,000 Standby Equity Distribution Agreement with Cornell. The Company never sold any shares of its common stock pursuant to such agreement and has no continuing financial obligations of any kind to Cornell. There were no early termination penalties incurred by the Company. As a result of the termination of the financing agreement with Cornell, deferred offering costs of $58,000 were charged to operations as other income (expense) during the three months ended September 30, 2006.

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

In the event the Initial Registration Statement was not filed by the Scheduled Filing Deadline or was not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Initial Registration Statement was declared effective by the SEC, sales could not be made pursuant to the Initial Registration Statement, the Company would be required to pay as liquidated damages (the "Liquidated Damages") to the holder, at the Company's option, either a cash amount or shares of the Company's common stock within 3 business days, after demand therefore, equal to 2% of the liquidated value of the Debentures outstanding as Liquidated Damages for each 30 day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline, as the case may be. The Debentures were repaid in full in cash on July 1, 2006. Accordingly, the Company has no further registration obligation with respect to the Debentures.

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

Transactions with Primary Secured Lender:

On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc. (“Finova”), which was structured as a sale leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, with interest at 16.64% per annum, repayable over a four year period at $40,903 per month, with a balloon payment of $157,503.

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

Effective October 29, 2004, the Company entered into a further agreement with the lender which provided for the Company to repay the lender its aggregate obligation at September 30, 2004 of $956,439 (including accrued interest payable of $240,197) as follows: (i) $175,000 of the $956,439 (the “Discounted Amount”), to be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, to be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest may be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the “Remaining Indebtedness”) will continue to bear interest at 16.64% per annum, but will be deemed fully satisfied if the Company pays the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's President and Chief Executive Officer. On May 1, 2006, Finova conveyed all of its right, title and interest in and to the October 29, 2004 agreement to Steamboat Capital VII, LLC (“Steamboat”).

The balance of the discounted amount was $119,759 at December 31, 2005. On September 13, 2006, the Company repaid in full its obligation to the lender of $1,180,493 (including accrued interest of $297,632) by making a final cash payment of $101,697. As a result, the Company recognized a non-cash gain on settlement of debt of $1,078,796 during the three months ended September 30, 2006, which has been presented as other income (expense) in the consolidated statement of operations. At September 30, 2006, the Company had no continuing financial obligations of any kind to Finova or Steamboat. There were no early termination or prepayment penalties incurred by the Company in conjunction with this transaction.

Principal Commitments:

At September 30, 2006, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments for the next five fiscal year periods consist of contractual commitments as summarized below.

		Payments Due by 12 Month Periods Ending September 30,
Contractual cash obligations	Total	2007	2008	2009	2010	2011

Note payable - other	$3,000	$3,000	$-	$-	$-	$-
Employment agreement	732,343	287,833	310,860	133,650	-	-
Capital lease obligations	266,625	77,762	61,659	56,647	58,086	12,471
Operating lease obligations	3,309,471	867,304	901,102	926,215	493,869	120,981
Total contractual cash obligations	$4,311,439	$1,235,899	$1,273,621	$1,116,512	$551,955	$133,452

Off-Balance Sheet Arrangements:

At September 30, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any current or pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2006, the Company entered into separate consulting agreements with two consultants, Rick Kraniak and Joe Marsh, to provide strategic advisory services to the Company over a two-year period which provide for each consultant to receive 150,000 shares of common stock vesting monthly over the term of the respective agreement. The 31,250 shares of common stock that had vested at September 30, 2006 were recorded at their approximate fair market value on such date of $36,496 and were charged to operations as general and administrative expense at September 30, 2006.

On July 26, 2006, the Company issued 40,000 shares of common stock to Advantage upon the exercise of a previously issued warrant at an exercise price of $0.25 per share and received cash proceeds of $10,000.

On July 28, 2006, the Company issued 100,000 shares of common stock to Rick Kraniak upon the exercise of a previously issued warrant at an exercise price of $0.30 per share and received cash proceeds of $30,000.

On August 28, 2006, the Company issued 40,000 shares of common stock to Advantage upon the exercise of a previously issued warrant at an exercise price of $0.25 per share and received cash proceeds of $10,000.

On September 28, 2006, the Company issued 200,000 shares of common stock to Mitch Francis, its President and Chief Executive Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $222,000 ($1.11 per share) and were charged to operations as general and administrative expense at September 30, 2006.

On September 28, 2006, the Company issued 100,000 shares of common stock to Kimberly Simon, its Vice President, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $111,000 ($1.11 per share) and were charged to operations as general and administrative expense at September 30, 2006.

On September 28, 2006, the Company issued a total of 90,000 shares of common stock to its non-officer employees as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $99,900 ($1.11 per share) and were charged to operations as general and administrative expense at September 30, 2006.

On September 28, 2006, the Company issued a total of 80,000 shares of common stock to its two non-officer directors for services rendered, consisting of 40,000 shares to Benjamin Frankel and 40,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $88,800 ($1.11 per share) and were charged to operations as general and administrative expense at September 30, 2006.

On September 28, 2006, the Company issued 50,000 shares of common stock to each of three consultants (Rick Kraniak, Joe Marsh and Gang Consulting Ltd.) for services rendered, for a total of 150,000 shares of common stock. The 150,000 shares of common stock were recorded at their fair market value on the date of issuance of $166,500 ($1.11 per share) and were charged to operations as general and administrative expense at September 30, 2006.

During the nine months ended September 30, 2006, the Company raised additional equity capital through the sale of units in a private placement to accredited investors at $0.25 per unit, with each unit consisting of one share of restricted common stock and a warrant to purchase one-half share of common stock, exercisable at $0.50 per share for a period of 24 months. The shares and warrants have limited piggyback registration rights. The Company sold 4,080,000 units and received gross cash proceeds of $1,020,000, as a result of which the Company issued 4,080,000 shares of common stock and 2,040,000 warrants. The Company paid a cash finder’s fee of $17,000 to Gang Consulting Ltd. with respect to such equity offering, which was recorded as a reduction to additional paid-in capital during the nine months ended September 30, 2006, as a result of which net cash proceeds from the private placement through September 30, 2006 were $1,003,000.

On September 28, 2006, Mitch Francis, the Company’s President and Chief Executive Officer, exercised a portion of a previously issued warrant to acquire 615,384 shares of common stock at an exercise price of $0.13 per share. Pursuant to such warrant, Mr. Francis acquired 505,588 shares of common stock by offsetting accrued but unpaid compensation of $65,726.

On January 18, 2006, the Company entered into an agreement with Kimberly Simon, its Vice President, that provides for her to receive a bonus in the form of a warrant for 100,000 shares of common stock, exercisable for a period of five years at $0.36 per share (the fair market value on the date of the agreement), that vests only in the event that the gross number of tickets sold in 2006 is at least equal to 125% of the gross number of tickets sold in 2005. As of June 30, 2006, the Company had determined that such vesting milestone had been met. Accordingly, the fair value of such warrant of $70,000, calculated pursuant to the Black-Scholes option-pricing model, is being charged to operations as general and administrative expense over the six-month period commencing July 1, 2006 and ending December 31, 2006, as a result of which $35,000 was charged to operations as general and administrative expense during the three months ended September 30, 2006.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On September 11, 2006, Mitch Francis, the President and Chief Executive Officer of the Company, entered into a Voting Agreement (the “Agreement") dated as of July 12, 2006 with Iqbal Ashraf, an individual ("Ashraf"). The parties entered into the Agreement in connection with the Company's $995,000 private equity financing that closed on July 11, 2006.

Pursuant to the Agreement, Ashraf agreed to grant voting power to Mr. Francis over 2,000,000 shares of the Company's common stock and 1,000,000 shares of common stock issuable upon exercise of a warrant that Ashraf holds (the "Voting Shares"). The parties agreed that at each shareholders meeting of the Company at which a vote will take place and in connection with any action by written consent, Mr. Francis will vote the Voting Shares (or execute such written consent) or cause the Voting Shares to be voted (or such consent to be executed).

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

TIX CORPORATION (Registrant)

Date: November 9, 2006	By:	/s/ MITCH FRANCIS
Mitch Francis Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation, as filed with the State of Delaware on April 6,
1993 (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc.,
as filed with the State of Delaware on August 31, 1993 (1)

3.3	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc.,
as filed with the State of Delaware on September 16, 1996 (1)

3.4	Fourth Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware, effective March 3, 2005 (2)

3.5	Bylaws of the Company (1)

31	Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 (3)

32	Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 (3)

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on June 16, 1997, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(3)	Filed herewith.