Form 10KSB
period 2006-12-31
Tix CORP
filed 2007-03-30
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-24592

Tix Corporation
(Name of small business issuer in its charter)

Delaware	95-4417467
(State or other jurisdiction of	(I.R.S. Employer Identification Number
incorporation or organization)

12001 Ventura Place, Suite 340, Studio City, California 91604
(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code: (818) 761-1002

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.08 Par Value
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $5,387,728.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of February 28, 2007, based on the closing market price of $4.10 per share, was $46,819,470.

As of February 28, 2007, the issuer had 18,848,226 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements:

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. The Company changed its name from Cinema Ride, Inc. to Tix Corporation effective March 3, 2005.

Business Activity:

Since January 1, 2004, the Company’s principal business activity, through its wholly-owned subsidiary, Tix4Tonight, LLC, has been the sale of tickets for Las Vegas shows at a discount to the original box office price, on the same day of the performance, from ticket booths located on the Las Vegas Strip.

Tix4Tonight generally sells show tickets under short-term, non-exclusive agreements with approximately 60 Las Vegas shows, out of a total of approximately 80 Las Vegas shows running at any one time, and typically offers tickets for approximately 50 shows on any given day at a discount plus a service fee. Tix4Tonight does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets.

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon); the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); North Strip, just south of the Riviera Hotel; and a downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005). The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada.

Beginning August 10, 2006, as an adjunct to its Las Vegas show ticketing business, the Company launched its Tix4Dinner operations from the same locations as the sale of show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the sale.

In December 2006, the Company introduced its Tix4Stand-byGolf discount golf reservation business through the acquisition of Stand-By Golf Las Vegas. Stand-By Golf Las Vegas has operated in the Las Vegas area for approximately ten years, offering tee-time bookings to approximately 30 area golf courses at significant discounts. The Company anticipates marketing its new golf offerings at its four Las Vegas ticketing facilities, online and at its Las Vegas office.

Revenue Concentrations:

During the year ended December 31, 2006, there were no showrooms or other ticket sources which accounted for 10% or more of revenues. During the year ended December 31, 2005, one hotel showroom and one other ticket source accounted for 14.0% and 11.6% of revenues, respectively.

Seasonality:

Because of the seasonal nature of tourism in Las Vegas, attendance patterns at Las Vegas shows may vary accordingly. The nature and degree of this seasonality varies among Las Vegas shows depending on the time of year, as well as the nature of entertainment alternatives available to audiences. The Company’s revenues are more dependent on the presence of conventions in Las Vegas and the type of shows being offered for sale than seasonality.

Competition:

The Company sells unsold tickets on the same day of the performance, generally at 20% to 50% off the box office price. Typically, the producers provide such tickets to the Company on a non-exclusive basis. Therefore, other ticket brokers can enter into competition with the Company to offer the same or similar services to both producers and customers. The Company currently has two competitors in the Las Vegas market and the possibility exists for other competitors to compete both there and in other markets targeted by the Company. Other competitors may possess longer operating histories, larger customer bases, longer relationships with producers, and significantly greater financial, technical, marketing, and public relations resources than the Company. Accordingly, the Company may not be able to compete successfully and competitive pressures may adversely affect its business, results of operations and financial condition.

Intellectual Property:

The Company has filed three applications for patents with the United States Patent and Trademark Office covering the distribution of tickets and restaurant reservations. The Company has also filed trademark applications for the Tix4Dinner and Tix4Tonight marks.

Insurance:

The Company maintains insurance coverage that it believes provides adequate coverage for all of its current operations. The Company also maintains $1,000,000 of "key-man" life insurance on the life of Mitch Francis, its President and Chief Executive Officer, as to which the Company is the sole beneficiary

Employees:

As of February 28, 2007, the Company had five full-time employees at its corporate offices and 45 employees at its Las Vegas operation. Employees at the Las Vegas operation consist of both full-time and part-time employees. The Company's employees are not represented by any unions. The Company believes that its relations with its employees are satisfactory.

Business Operations Prior to 2004:

During 2002 and 2003, the Company owned 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by an independent third party entity. The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. On December 24, 2002, the Company filed a lawsuit against its joint venture partner in the Clark County, Nevada District Court (the “Court”). On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ordered that Tickets2Nite, LLC be dissolved. Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003.

Through December 31, 2003, the Company was in the ride simulator business. The Company’s two remaining ride facilities, which were located in Las Vegas, Nevada and Edmonton, Alberta, Canada, were closed on or about December 31, 2003, thus terminating this line of business effective as of that date. Three other ride facilities were previously closed between January 1998 and June 2002.

RISK FACTORS

The Company is subject to various risks that may materially affect its business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company’s common stock. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company’s common stock could decline and an investor could lose all or part of his or her investment.

THE COMPANY IS RELIANT ON MITCH FRANCIS, ITS CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHAIRMAN, AND IF THE COMPANY LOSES MR. FRANCIS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS AND OPERATIONS

The success of the Company depends to a large extent upon the personal efforts and abilities of Mitch Francis, its Chairman of the Board of Directors and the Company's Chief Executive Officer and Chief Financial Officer. The Company’s ability to operate and expand its business is heavily dependent on access to the continued services of Mr. Francis. The Company may face competition for the services of Mr. Francis, although Mr. Francis has recently signed a three-year employment agreement with the Company. The Company cannot be certain that it will be able to retain Mr. Francis or attract and retain other qualified employees. The loss of Mr. Francis or the Company’s inability to attract and retain qualified employees on an as-needed basis could have a material adverse effect on the Company’s business and operations. The Company maintains $1,000,000 of key-man life insurance on the life of Mr. Francis, as to which it is the sole beneficiary.

THE COMPANY’S FUTURE CAPITAL NEEDS MAY NOT BE MET AND IT MAY BE FORCED TO ABANDON OR CURTAIL ITS BUSINESS PLANS OR OPERATIONS

The Company’s growth and expansion could be impaired by limitations on its access to capital markets. The Company may require additional capital to continue to expand the operations of Tix4Tonight, and has been exploring various alternatives to raise this required capital. To the extent that the Company is unable to secure the capital necessary to fund its future growth on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to continue to expand its operations. Additionally, if the market for the ticket broker industry were to weaken for an extended period of time, the Company’s ability to raise capital would be substantially reduced. There can be no assurances that capital from outside sources will be available, or that if such financing is available, it may involve issuing securities senior to the common stock or equity financings which would be dilutive to holders of common stock.

THE COMPANY’S STOCK IS QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD AND COULD BE SUBJECT TO EXTREME VOLATILITY

The Company’s common stock is currently quoted under the symbol "TIXC" on the Over-the-Counter Bulletin Board, which is often characterized by low trading volume. A large volume of stock being sold into the market at any one time could cause the stock to rapidly decline in price. In addition, the Company must comply with ongoing eligibility rules to ensure that the listing of the Company’s common stock on the Over-the-Counter Bulletin Board is maintained, without which the liquidity and volatility of the Company’s common stock would be materially adversely affected.

THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY’S COMMON STOCK AND THE COMPANY’S STOCKHOLDERS MAY BE UNABLE TO LIQUIDATE THEIR SHARES

The Company’s common stock is listed on the Over-the-Counter Bulletin Board, and there is a limited volume of sales, thus providing a limited liquidity into the market for the Company’s shares. As a result of the foregoing, stockholders may be unable to liquidate their shares.

THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE

The Company has not declared or paid, and it does not anticipate declaring or paying in the foreseeable future, any cash dividends on its common stock. The Company’s ability to pay dividends is dependent upon, among other things, its future earnings, if any, as well as its operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by the Company is subject to the discretion of the Company’s board of directors. Accordingly, there is no assurance that any dividends will ever be paid on the Company’s common stock.

THE COMPANY’S INDUSTRY IS SUBJECT TO COMPETITION AND COMPETITIVE PRESSURES THAT COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company sells unsold tickets on the same day of the performance, generally at 20% to 50% off the box office price. Typically, the producers provide such tickets to the Company on a non-exclusive basis. Therefore, other ticket brokers can enter into competition with the Company to offer the same or similar service to both producers and customers. The Company currently has two competitors in the Las Vegas market and the possibility exists for others to compete both there and in other markets targeted by the Company. Other competitors may possess longer operating histories, larger customer bases, longer relationships with producers, and significantly greater financial, technical, marketing, and public relations resources than the Company. The Company may not be able to compete successfully and competitive pressures may adversely affect the Company’s business, results of operations and financial condition.

THE COMPANY MAY BE UNABLE TO MANAGE GROWTH WHICH COULD ADVERSELY AFFECT ITS BUSINESS

Successful implementation of the Company’s business strategy requires the Company to manage its growth. Growth could place an increasing strain on the Company’s management and financial resources. To manage growth effectively, the Company will need to establish definitive business strategies, goals and objectives, install and maintain a system of management controls, and attract and retain qualified personnel, as well as develop, train and manage management-level and other employees. If the Company fails to manage its growth effectively, the Company’s business, financial condition and/or operating results could be materially adversely affected, and the Company’s stock price may decline accordingly.

THE COMMON STOCK IS DEEMED TO BE A "PENNY STOCK", WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

Since the Company’s common stock is not listed on the Nasdaq Stock Market, if the trading price of the common stock remains below $5.00 per share, trading in the common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Company’s common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

THE COMPANY’S EXISTING DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS HOLD A SUBSTANTIAL AMOUNT OF THE COMPANY’S COMMON STOCK AND MAY BE ABLE TO PREVENT OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

As of February 28, 2007, the Company’s directors and executive officers and principal shareholders beneficially owned or has the right to vote approximately 50% of the Company’s outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters, including the election of the Company’s directors and other corporate actions, such as a merger with or into another company, a sale of substantially all of the Company’s assets, and amendments to the Company’s certificate of incorporation. The decisions of these stockholders may conflict with the Company’s interests or the interests of the Company’s other stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

Las Vegas Operations:

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon); the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); North Strip, just south of the Riviera Hotel; and a downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005).

The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada, pursuant to a lease that terminates on August 31, 2011, with an option to extend the term of the lease for one additional five-year period.

Corporate Offices:

The Company leases office space at 12001 Ventura Place, Suite 340, Studio City, California 91604 as its corporate headquarters, pursuant to a lease for a period of five years expiring June 2010, with an option to extend the term of the lease for one additional five-year period.

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at December 31, 2006, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

Years Ending December 31,

2007	$948,022
2008	915,498
2009	836,331
2010	430,848
2011	43,856
$3,174,555

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2006, the Company was not a party to any known or anticipated material legal proceedings by or against the Company, including its wholly-owned subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's common stock trades on the OTC Bulletin Board under the symbol “TIXC”.

The following table sets forth the range of reported closing prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in the Company's common stock has generally been limited and sporadic, and should not be deemed to constitute an "established trading market". The information set forth below was obtained from online sources.

	Low	High
Fiscal Year Ended December 31, 2005:

Three months ended -
March 31, 2005	$0.30	$0.60
June 30, 2005	0.24	0.50
September 30, 2005	0.23	0.40
December 31, 2005	0.21	0.38

Fiscal Year Ended December 31, 2006:

Three months ended -
March 31, 2006	$0.22	$0.45
June 30, 2006	0.27	0.76
September 30, 2006	0.75	1.33
December 31, 2006	1.00	5.50

(b) Holders

As of December 31, 2006, the Company had 237 common shareholders of record, excluding 6,388,483 shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 1,100 beneficial common shareholders as of December 31, 2006.

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

During the year ended December 31, 2006, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan. As of December 31, 2006, options to purchase 660,000 shares of common stock were reserved for issuance under the 2004 Option Plan.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the "2004 Directors Option Plan") for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company's common stock. The Company has not issued any options under the 2004 Directors Option Plan as of December 31, 2006.

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

On February 23, 2006, the Company issued 230,000 shares of common stock to Erick Richardson, a partner in the law firm of Richardson & Patel LLC, under the Consultant Stock Plan, as payment for accrued legal fees.

On November 1, 2006, Erick Richardson, a partner in the law firm of Richardson & Patel LLC, exercised (on a cashless basis) previously issued options for 118,800 shares of common stock with an exercise price of $0.50 per share. Accordingly, the aggregate exercise price was paid through the surrender and cancellation of 19,800 shares, which resulted in the issuance of 99,000 shares of common stock.

On November 6, 2006, the Company issued 20,000 shares of common stock to its new director of business development, Craig Stein, under the Consultant Stock Plan.

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

The securities authorized for issuance under the Company's equity compensation plans at December 31, 2006 are summarized as follows:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b	)	(c	)
Plan Category

Equity compensation plans approved by
security holders	301,500	$2.99		900,000

Equity compensation plans not approved
by security holders	-	-		715,243

Total	301,500	$2.99		1,615,243

Registration Statement on Form S-8:

On February 9, 2007, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,000,000 shares of common stock, of which 430,000 shares relate to the proposed resale of previously issued shares of restricted common stock. The remaining 570,000 shares have been allocated to establish the 2007 Equity Incentive Plan, the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of options, the right to purchase common stock and stock bonuses.

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

Effective January 3, 2005, the Company and Gang Consulting Ltd. entered into a two-year consulting arrangement commencing January 1, 2005 that provided for: (1) the termination of the consulting fee payable to Gang Consulting Ltd. of $10,000 per month; (2) the cancellation of common stock purchase warrants previously issued to Gang Consulting Ltd. to purchase an aggregate of 800,000 shares of common stock in equal installments of 100,000 shares at $0.50, $1.00, $1.50, $2.00, $2.50, $3.00, $3.50 and $4.00 per share, respectively; and (3) the issuance of common stock purchase warrants to purchase 400,000 shares of common stock, which were fully vested at issuance and exercisable through May 1, 2008 as follows: 100,000 shares at $0.25 per share; 100,000 shares at $0.50 per share; 50,000 shares at $0.75 per share; 50,000 shares at $1.00 per share; 25,000 shares at $1.25 per share; 25,000 shares at $1.50 per share; 25,000 shares at $1.75 per share; and 25,000 shares at $2.00 per share. The aggregate fair value of such warrants, calculated pursuant to the Black-Scholes option-pricing model, was $172,000, and was charged to operations as general and administrative expense during 2005, as the warrants were fully vested and non-forfeitable at the date of issuance.

On December 7, 2004, the Company closed a financing transaction in which it sold 5% secured convertible debentures with an aggregate face value of $530,000 (collectively, the “Debentures”) to Advantage Capital Development Corp. (“Advantage”). The Company issued a Debenture with a face value of $250,000 upon closing (“Debenture No. 1”) and received net proceeds of $200,000. The Company issued another Debenture with a face value of $280,000 on January 6, 2005 (“Debenture No. 2”) and received net proceeds of $239,300. The Debentures were originally scheduled to mature on March 7, 2006 and were classified in the Company’s balance sheet as current liabilities at December 31, 2005.

On February 27, 2006, the Company entered into a settlement agreement (the “Agreement”) with Advantage.
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

On November 4, 2004, the Company also issued to Advantage a warrant to purchase 100,000 shares of common stock exercisable at $0.25 per share through November 4, 2007, which was determined to have a fair value, calculated pursuant to the Black-Scholes option-pricing model, of $36,000. The warrant to purchase 100,000 shares of common stock was exercised in 2006. The aggregate value of the warrant, the value of the beneficial conversion features, and the aggregate related financing costs paid by the Company to the lender were recorded as a discount to the face value of the Debentures, and were charged to operations as interest expense over the term of the Debentures through March 31, 2006.

In addition, on December 7, 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP (“Cornell”) under which Cornell, at the request of the Company, would periodically purchase up to $10,000,000 of the Company’s common stock over 24 months pursuant to a Standby Equity Distribution Agreement. Cornell received 290,000 shares of the Company’s common stock as a commitment fee and received an additional 290,000 shares of the Company’s common stock on the first year anniversary of the Standby Equity Distribution Agreement. Newbridge Securities Corporation (“Newbridge”) would serve as exclusive placement agent for the sale of the shares of common stock. In consideration for Newbridge’s services, Newbridge received 20,000 shares of the Company’s common stock. The shares of common stock issued to Cornell and Newbridge were recorded at par value of $0.08 per share, of which $23,200 and $24,800 were recorded during the years ended December 31, 2005 and 2004, respectively, and were included in deferred offering costs in the Company’s balance sheet at December 31, 2005.

On July 20, 2006, the Company terminated its $10,000,000 Standby Equity Distribution Agreement with Cornell. The Company never sold any shares of its common stock pursuant to such agreement and has no continuing financial obligations of any kind to Cornell. There were no early termination penalties incurred by the Company. As a result of the termination of the financing agreement with Cornell, deferred offering costs of $58,000 were charged to operations as other expense during the year ended December 31, 2006.

On January 6, 2005, pursuant to an agreement dated as of August 31, 2004 and as a result of the execution of the Standby Equity Distribution Agreement and the completion of the issuance of the Debentures, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC (“Knightsbridge”) as a referral fee. The Company was obligated to file a registration statement to cover 200% of the shares so issued. The agreement with Knightsbridge was for an initial term through February 28, 2005, and continued thereafter on a month-to-month basis, but the Company would not have the right to terminate the agreement until it had fulfilled all of its obligations under its agreement with Advantage. The Company also agreed to pay Knightsbridge a monthly consulting fee of $2,500. The fair market value of the shares of $201,600 ($0.45 per share) was recorded as a discount to the face value of the Debentures on January 6, 2005, and was charged to operations as interest expense over the term of the Debentures through March 31, 2006.

Effective July 30, 2006, the Company terminated its agreement with Knightsbridge, as the Company had fulfilled all of its obligations under its agreement with Advantage.

On January 31, 2005, the Company issued 136,539 shares of common stock to Richardson & Patel LLC for legal services. The shares of common stock had piggyback registration rights. The aggregate fair market value of the shares on the date of issuance was $57,346 ($0.42 per share).

Effective February 28, 2005, the Company terminated a consulting agreement with a financial public relations firm and agreed to issue 36,000 shares of common stock as payment of the accrued but unpaid fee to such firm of $18,000. The shares of common stock had piggyback registration rights. The effective price of $0.50 per share was in excess of the fair market value of the Company’s common stock on February 28, 2005.

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

On June 30, 2005, the Company entered into a three-month consulting agreement with Wall Streets Inside Reporter, Inc. for marketing and strategic planning services, which provided for a monthly cash payment of $5,000 and the issuance of 140,000 shares of common stock. The shares of common stock had piggyback registration rights. The aggregate fair market value of such shares of $35,000 was initially charged to deferred compensation in the stockholders’ equity (deficiency) section of the Company’s consolidated balance sheet. The parties had agreed that the services to be rendered pursuant to the consulting agreement would be provided beginning when the Company’s registration statement had been declared effective by the Securities and Exchange Commission. Accordingly, the $35,000 was charged to operations as general and administrative expense over the three month period commencing from February 13, 2006, the date that the Company’s registration statement was declared effective by the Securities and Exchange Commission.

On March 13, 2006, the Company issued 50,000 shares of common stock to Kimberly Simon, its Chief Operating Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On March 13, 2006, the Company issued a total of 120,000 shares of common stock to its non-officer employees as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $26,400 ($0.22 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On March 13, 2006, the Company issued 25,000 shares of common stock to a consultant, Ben Gayheart, for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $5,500 ($0.22 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On March 13, 2006, the Company issued a total of 300,000 shares of common stock to its two non-officer directors for services, consisting of 150,000 shares to Benjamin Frankel and 150,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $66,000 ($0.22 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share), which is being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. At December 31, 2006, 39,583 shares of common stock had vested and were recorded at their approximate fair market value of $8,708, which was charged to operations as general and administrative expense during the year ended December 31, 2006.

During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share), which is being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. At December 31, 2006, 138,889 shares of common stock had vested and were recorded at their approximate fair market value of $30,556, which was charged to operations as general and administrative expense during the year ended December 31, 2006.

During April 2006, the Company entered into consulting agreement with a consultant, Gord Stetling, for investor relations and strategic planning services. The Company issued 50,000 shares of common stock, which were recorded at their fair value of $17,500 ($0.35 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

During April 2006, the Company entered into a consulting agreement with a consultant, John Martin, for investor relations and strategic planning services. The Company issued 50,000 shares of common stock, which were recorded at their fair value of $18,000 ($0.36 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On April 19, 2006, the Company extended the expiration date of a stock option to purchase 150,000 shares of common stock held by Kimberly Simon, its Chief Operating Officer. The expiration date was extended from June 5, 2006 to June 5, 2009. The fair value of such stock option of $49,500, as calculated pursuant to the Black-Scholes option-pricing model, was credited to additional paid-in capital and was charged to operations as general and administrative expense during the year ended December 31, 2006.

On April 25, 2006, the Company issued 10,000 shares of common stock to a consultant, Jerry Cornwell, for investor relation services, which were recorded at their fair value of $4,200 ($0.42 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

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

On July 20, 2006, the Company entered into separate consulting agreements with two consultants, Rick Kraniak and Joe Marsh, to provide strategic advisory services to the Company over a two-year period which provide for each consultant to receive 150,000 shares of common stock vesting monthly over the term of the respective agreements. The 68,750 shares of common stock that had vested at December 31, 2006 were recorded at their approximate fair market value, as adjusted monthly, of $177,000, and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On July 28, 2006, the Company issued 100,000 shares of common stock to Rick Kraniak upon the exercise of a previously issued warrant at an exercise price of $0.30 per share and received cash proceeds of $30,000.

On September 28, 2006, the Company issued 200,000 shares of common stock to Mitch Francis, its President and Chief Executive Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $222,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued 100,000 shares of common stock to Kimberly Simon, its Chief Operating Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $111,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued a total of 90,000 shares of common stock to its non-officer employees as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $99,900 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued a total of 80,000 shares of common stock to its two non-officer directors for services, consisting of 40,000 shares to Benjamin Frankel and 40,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $88,800 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued 50,000 shares of common stock to each of three consultants (Rick Kraniak, Joe Marsh and Gang Consulting Ltd.) for services rendered, for a total of 150,000 shares of common stock. The 150,000 shares of common stock were recorded at their fair market value on the date of issuance of $166,500 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On October 26, 2006, the Company issued 50,000 shares of common stock to Rick Kraniak upon the exercise of a previously issued warrant at an exercise price of $0.50 per share and received cash proceeds of $25,000.

On November 6, 2006, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan, to its newly-hired director of business development, Craig Stein. On each of the first three year anniversary dates of his employment, as long as Mr. Stein remains an employee of the Company, options to acquire 100,000 shares of common stock will be granted to Mr. Stein on each of November 6, 2007, November 6, 2008 and November 6, 2009, respectively, with per share exercise prices of $2.02, $3.00 and $4.00, respectively. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $906,000. The Company will amortize the fair value of such options over 36 months, and as a result, $50,333 was charged to operations as general and administrative expense during the year ended December 31, 2006.

On November 14, 2006, the Company issued 50,000 shares of common stock to B. Stuart Rogers upon the exercise of a previously issued warrant at an exercise price of $0.50 per share and received cash proceeds of $25,000.

On December 1, 2006, the Company acquired most of the tangible and intangible assets of Stand-By Golf Las Vegas, pursuant to the Agreement of Purchase and Sale, as amended, between the Company and the sellers, William Bartfield and David Bates. As consideration, the Company issued shares of unregistered common stock to the sellers, with a value at the close of trading on the date of closing in the amount of $100,000, based upon the average bid closing bid price per share for ten days prior to closing. As a result, the Company issued 26,546 shares of common stock ($3.767 per share), with 13,273 shares of common stock issued to William Bartfield, and 13,273 shares of common stock issued to David Bates. However, if the market value of the 26,546 shares of common stock on December 1, 2007 is less than $100,000, the Company will issue additional shares to the sellers until the market value of all shares issued to the sellers equals $100,000. Such additional shares issued will not have a value of less than $1.50 per share in determining how many additional shares would be issued in such circumstances.

During the year ended December 31, 2006, the Company raised additional equity capital through the sale of units in a private placement to accredited investors at $0.25 per unit, with each unit consisting of one share of restricted common stock and a warrant to purchase one-half share of common stock, exercisable at $0.50 per share for a period of 24 months. The shares and warrants have limited piggyback registration rights. The Company sold 4,080,000 units and received gross cash proceeds of $1,020,000, as a result of which the Company issued 4,080,000 shares of common stock and 2,040,000 warrants. The Company paid a cash finder’s fee of $17,000 to Gang Consulting Ltd. with respect to such equity offering, which was recorded as a reduction to additional paid-in capital during the year ended December 31, 2006, as a result of which net cash proceeds from the private placement through December 31, 2006 were $1,003,000.

On September 28, 2006, Mitch Francis, the Company’s President and Chief Executive Officer, exercised a portion of a previously issued warrant to acquire 615,384 shares of common stock at an exercise price of $0.13 per share. Pursuant to such warrant, Mr. Francis acquired 505,588 shares of common stock by offsetting accrued but unpaid compensation of $65,726.

On January 18, 2006, the Company entered into an agreement with Kimberly Simon, its Chief Operating Officer, that provides for her to receive a bonus in the form of a warrant for 100,000 shares of common stock, exercisable for a period of five years at $0.36 per share (the fair market value on the date of the agreement), that vests only in the event that the gross number of tickets sold in 2006 is at least equal to 125% of the gross number of tickets sold in 2005. As of June 30, 2006, the Company had determined that such vesting milestone had been met. Accordingly, the fair value of such warrant of $70,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense over the remainder of the year ended December 31, 2006.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

Effective January 1, 2004, the Company's principal business activity, through its wholly-owned subsidiary, Tix4Tonight, LLC, has been the sale of tickets for Las Vegas shows, generally at 20% to 50% off the original box office price, on the same day of the performance, from ticket booths located on the Las Vegas Strip.

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon); the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); North Strip, just south of the Riviera Hotel; and a downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005).

Operating Liquidity:

During the year ended December 31, 2006, the Company’s operations experienced substantial and consistent improvement, reporting a 100% increase in revenues and a fourfold increase in operating cash flows as compared to the year ended December 31, 2005. Net income was $39,056 for the year ended December 31, 2006, as compared to a net loss of $1,022,952 for the year ended December 31, 2005. During 2006, the Company’s working capital improved by $2,811,168, to a working capital surplus of $44,547 at December 31, 2006 (equivalent to a current ratio of 1.02:1.00), as compared to a working capital deficiency of $2,766,621 at December 31, 2005. At December 31, 2006, the Company’s stockholders’ equity was $378,054, as compared to a stockholders’ deficiency of $2,399,569 at December 31, 2005. During the year ended December 31, 2006, the Company’s net cash provided by operating activities was $1,169,032, as compared to net cash provided by operating activities of $289,506 for the year ended December 31, 2005. In addition, during the year ended December 31, 2006, the Company sold common stock and warrants to accredited investors for net proceeds of $1,003,000 and received $210,726 from the exercise of options and warrants. These funds were used to reduce debt obligations of $1,572,407 that existed at December 31, 2005, and to support the expansion of the operations of Tix4Tonight. Accordingly, based on the Company’s current cash resources and operating trends, the Company believes that it has sufficient working capital resources to fund its cash requirements for the foreseeable future.

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

Revenue Recognition and Presentation:

Tix4Tonight generally sells show tickets made available to it under short-term, non-exclusive agreements with approximately 60 Las Vegas shows, out of a total of approximately 80 Las Vegas shows running at any one time, and typically offers tickets for approximately 50 shows on any given day at a discount (usually 20% to 50% off the box office price) plus a service fee. Tix4Tonight does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid only for the tickets that Tix4Tonight actually sells to customers, thus Tix4Tonight has no financial risk with respect to unsold tickets.

The Company’s Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. The Company’s commissions are calculated based on the face value of the show tickets sold. The Company’s transaction fees are charged on a per-ticket basis. Beginning in December 2006, the Company began charging credit card customers an additional one dollar per ticket to offset the additional costs of processing credit cards. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

Beginning August 10, 2006, as an adjunct to its Las Vegas show ticketing business, the Company launched its Tix4Dinner operations from the same locations as the sale of show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the sale. The operations of Tix4Dinner through December 31, 2006 were not material.

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

In December 2006, the Company introduced its Tix4Stand-byGolf discount golf reservation business through the acquisition of Stand-By Golf Las Vegas. Stand-By Golf Las Vegas has operated in the Las Vegas area for approximately ten years, offering tee-time bookings to approximately 30 Las Vegas area golf courses at significant discounts. The Company anticipates marketing its new golf offerings at its four Las Vegas ticketing facilities, online and at its Las Vegas office.

Tix4Stand-byGolf recognizes as revenue the difference between how much it charges its customers for tee-times and how much it pays golf courses for tee-times. The revenue per tee-time, as well as the cost per tee-time, will vary, depending on the desirability of the golf course and tee-time, weather, time of year and several other factors. Revenue per tee-time is significantly higher when tee-times are guaranteed or pre-bought in large quantities. These guarantees or pre-buys are being provided by the former owners of Stand-By Golf Las Vegas in accordance with the terms of the purchase agreement. Tix4Stand-byGolf only pays the former owners for tee-times actually sold to customers, at their actual cost, and does not provide any advance payments. This arrangement can be terminated at any time by the Company without obligation. Tee-times are generally sold the day before or the day of the tee-time, however, tee-times may be booked in advance. Revenue is not recognized until the day of the tee-time. The Company does not have any accounts receivable associated with this business, as all transactions are done by credit card. The operations of Tix4Stand-byGolf through December 31, 2006 were not material.

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

Deferred Compensation:

During 2006 the Company reclassified certain components of its stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

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

Adjusted EBITDA:

The Company’s presentation of financial results includes “Adjusted EBITDA” as a financial measure, which is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Adjusted EBITDA is a non-GAAP financial measure that represents income or loss from continuing operations before net interest expense, provision for income taxes, depreciation and amortization, and also excludes certain other items, including non-cash equity-based compensation, non-cash financing costs and related write-offs, impairment losses, and non-recurring gains and losses.  Management excludes these items in assessing financial performance, primarily due to their non-operational or non-cash nature or because they are outside of the Company’s normal operations.  The Company has provided this information because management believes that it is useful to investors in understanding the Company’s financial condition and results of operations.

Management believes that Adjusted EBITDA enhances an overall understanding of the Company’s financial performance by investors because it is frequently used by securities analysts and other interested parties in evaluating companies in the Company’s industry segment.  In addition, management believes that Adjusted EBITDA is useful in evaluating the Company’s operating performance compared to that of other companies in the Company’s industry segment because the calculation of Adjusted EBITDA eliminates the accounting effects of financing costs, income taxes and capital spending, which items may vary for different companies for reasons unrelated to overall operating performance.

However, Adjusted EBITDA is not a recognized measurement under GAAP, and when analyzing the Company’s operating performance, investors should use Adjusted EBITDA in addition to, and not as an alternative for, income (loss) from operations, income (loss) before income taxes, and net income (loss), or any other measure utilized in determining the Company’s operating performance that is calculated in accordance with GAAP.  Because Adjusted EBITDA is not calculated in accordance with GAAP, it may not be comparable to similarly-titled measures utilized by other companies.  Furthermore, Adjusted EBITDA is not intended to be a measure of the Company’s free cash flow, as it does not consider certain ongoing cash requirements, such as a required debt service payments and income taxes.

The following is a reconciliation of Net Income (Loss) to Adjusted EBITDA for the years ended December 31, 2006 and 2005, respectively. Adjusted EBITDA includes corporate general and administrative expenses of $1,232,504 and $1,124,960, respectively, for the years ended December 31, 2006 and 2005.
	Years Ended December 31,
	2006	2005
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$39,056	$(1,022,952)
Add (deduct):
Non-cash equity-based compensation	1,325,701	237,996
Increase in deferred rent liability	40,512	134,267
Depreciation	124,724	108,612
Loss on disposal of fixed assets	-	32,236
Amortization of intangible assets	2,389	-
Amortization of prepaid accounting fees	-	30,521
Write-off of deferred financing costs	58,000	-
Other income	(37,300)	(100,000)
Interest income	(15,539)	(69)
Interest expense, including amortization of discount
on debt of $64,416 and $386,484 in 2006 and 2005, respectively	329,491	676,535
Gain on settlement with lender	(1,078,796)	-
Gain on settlement of debt	(11,978)	-
Gain on settlement of debt - discontinued operations	-	(691,689)
Income from discontinued operations	(5,341)	(51,096)
Adjusted EBITDA	$770,919	$(645,639)

Results of Operations:

Years Ended December 31, 2006 and 2005:

Revenues. Revenues from ticket commissions and fees were $5,387,728 for the year ended December 31, 2006, as compared to $2,695,191 for the year ended December 31, 2005, an increase of $2,692,537 or 99.9%, as a result of an increase in the number of tickets sold and an increase in the average ticket price. The average ticket price increased to $36.38 in 2006, as compared to $28.25 in 2005. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $23,182,794 for the year ended December 31, 2006, as compared to $10,295,287 for the year ended December 31, 2005, an increase of $12,887,507 or 125.2%. The Company sold 573,597 tickets in 2006, as compared to 319,238 tickets in 2005, an increase of 254,359 tickets or 79.7%. Revenues from dinner reservations and golf reservations, introduced in the second half of 2006, were not material.

Direct Costs of Revenues. Direct costs of revenues were $2,172,801 for the year ended December 31, 2006, as compared to $1,510,191 for the year ended December 31, 2005, an increase of $662,610 or 43.9%. Direct costs of revenues decreased to 40.3% of revenues for the year ended December 31, 2006, as compared to 56.0% of revenues for the year ended December 31, 2005, as a result of a slower rate of increase in direct costs of revenues as compared to the growth in revenues in 2006 as compared to 2005. Direct costs of revenues increased on an absolute basis in 2006 as compared to 2005 as a result of an increase in rent expense of $299,362 relating to an increase in the number of ticketing locations and contingent rent based upon achieving significant revenue increases, and as a result of an increase in personnel costs of $327,864 resulting from the hiring additional employees to staff these locations.

Direct costs of revenue consist primarily of rent at all Las Vegas locations and employee costs related to the Company’s ticketing operations in Las Vegas.

Selling and Marketing Expenses. Selling and marketing expenses were $467,260 for the year ended December 31, 2006, as compared to $326,439 for the year ended December 31, 2005, an increase of $140,821 or 43.1%. Selling and marketing expenses decreased to 8.7% of revenues for the year ended December 31, 2006, as compared to 12.1% of revenues for the year ended December 31, 2005. Selling and marketing expenses increased on an absolute basis in 2006 as compared to 2005 primarily as a result of efforts by the Company to increase its exposure in the marketplace through additional magazine and internet advertising.

Selling and marketing expenses consist primarily of advertising and promotional costs related to the Tix4Tonight business. The Company expects selling and marketing expenses to increase in future periods as a result of the Company increasing its expenditures to advertise and promote its new dinner and golf reservation operations.

General and Administrative Expenses. General and administrative expenses were $3,306,032 for the year ended December 31, 2006, as compared to $1,906,983 for the year ended December 31, 2005, an increase of $1,399,049 or 73.4%, primarily as a result of non-cash equity-based costs. Included in general and administrative expenses were non-cash equity-based costs of $1,325,701 for the year ended December 31, 2006 (including $657,564 non-cash equity-based costs for officers and directors), as compared to $237,996 non-cash equity-based costs for the year ended December 31, 2005 (including $0 non-cash equity-based costs for officers and directors). As a result of increased revenues and expanded operations in 2006, credit card merchant fees increased by $198,981 and administrative personnel costs increased by $120,401 in 2006 as compared to 2005. General and administrative expenses decreased to 61.4% of revenues for the year ended December 31, 2006, as compared to 70.8% of revenues for the year ended December 31, 2005.

Significant components of general and administrative expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs.

Depreciation and Amortization. Depreciation and amortization was $164,042 for the year ended December 31, 2006, as compared to $108,612 for the year ended December 31, 2005, an increase of $55,430 or 51.0%, primarily as a result of increased depreciation and amortization incurred with respect to leasehold improvements and equipment acquired for Tix4Tonight’s new ticketing locations in Las Vegas.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $722,407 for the year ended December 31, 2006, which included non-cash equity-based costs of $1,325,701, as compared to a loss from operations of $1,157,064 for the year ended December 31, 2005, which included non-cash equity-based costs of $237,996.

Other Income. Other income was $37,300 for the year ended December 31, 2006, which consisted of the reversal of an accrued liability of $37,300 at December 31, 2005 relating to a potential claim from a supplier. Other income was $100,000 for the year ended December 31, 2005, as the Company recognized a cash payment it had received in April 2005 for the early termination of a lease for its administrative offices in Las Vegas, Nevada.

Gain on Settlement with Lender. On September 13, 2006, the Company repaid in full its obligation to Finova/Steamboat of $1,180,493 (including accrued interest of $297,632) by making a final cash payment of $101,697. As a result, the Company recognized a non-cash gain on settlement with lender of $1,078,796 during the year ended December 31, 2006.

Gain on Settlement of Debt. On December 4, 2006, the Company paid the final installment of a legal obligation, as a result of which the Company recorded a gain on settlement of debt of $11,978.

Write-off of Deferred Offering Costs. On July 20, 2006, the Company terminated its $10,000,000 Standby Equity Distribution Agreement with Cornell. The Company never sold any shares of its common stock pursuant to such agreement. As a result of the termination of the financing agreement with Cornell, deferred offering costs of $58,000 were charged to operations during the year ended December 31, 2006.

Loss on Disposal of Fixed Assets. For the year ended December 31, 2005, loss on disposal of fixed assets was $32,237, which consisted of unamortized leasehold improvements abandoned as a result of the Company closing its ticketing booth located next to the Harley-Davidson Café in November 2005. The Company did not have any loss on disposal of fixed assets for the year ended December 31, 2006.

Interest Income. Interest income was $15,539 for the year ended December 31, 2006, as compared to $69 for the year ended December 31, 2005, as the result of an increase in cash balances during 2006.

Interest Expense. Interest expense was $329,491 for the year ended December 31, 2006, as compared to $676,535 for the year ended December 31, 2005, a decrease of $347,044. The decrease in interest expense in 2006 as compared to 2005 was in part a result of non-cash interest charges generated by the amortization of the discount related to the Debentures that were issued in December 2004 and January 2005 being fully amortized through March 31, 2006.

For the year ended December 31, 2006, $101,000 of interest expense related to the premium paid on the March 29, 2006, May 30, 2006 and July 1, 2006 installment payments on the Debentures pursuant to the Agreement with Advantage. For the year ended December 31, 2005, $79,500 of interest expense was the result of the Company not having timely accomplished an effective registration statement with the SEC to register the shares of common stock issuable upon conversion of the Debentures by March 31, 2005.

Income (Loss) from Continuing Operations. As a result of the aforementioned factors, income from continuing operations was $33,715 for the year ended December 31, 2006 (including a gain on settlement with lender of $1,078,796), as compared to a loss from continuing operations of $(1,765,737) for the year ended December 31, 2005.

Income from Discontinued Operations. Income from discontinued operations was $5,341 for the year ended December 31, 2006, as compared to income from discontinued operations of $742,785 for the year ended December 31, 2005, relating to the Company's former ride simulator business, which was terminated effective December 31, 2003.

In December 2005, the Company and the Forum Shops entered into a Settlement Agreement and Mutual Release of Claims with respect to a lawsuit relating to the Company’s former Las Vegas ride facility. The Settlement Agreement and Mutual Release provided that the Forum Shops would make a one-time cash payment to the Company of $50,000 in complete settlement of this matter, which was received by the Company on December 28, 2005. In connection with this settlement, the Company recorded a gain of $676,657 in 2005, of which $50,000 represented a cash settlement and $626,657 reflected a reduction in previously recorded accrued rent included in liabilities related to discontinued operations.

During the year ended December 31, 2005, the Company liquidated assets related to its discontinued operations for a cash payment of $25,000, incurred legal fees with respect to the litigation on its former Las Vegas ride facility, adjusted certain accruals related to its discontinued operations, and settled various obligations at a reduced amount with respect to its discontinued operations, as a result of which the Company recorded $66,128 of income from discontinued operations in 2005.

Net Income (Loss). As a result of the aforementioned factors, net income was $39,056 for the year ended December 31, 2006 (including a gain on settlement with lender of $1,078,796), as compared to a net loss of $(1,022,952) for the year ended December 31, 2005 (including a gain on settlement of a liability related to discontinued operations of $676,657).

Liquidity and Capital Resources - December 31, 2006:

During the last few years, the Company has relied on the proceeds from loans from both unrelated and related parties, capital leases and the sale of its debt and equity securities to provide the resources necessary to develop its show ticketing business.

The Company has continued its efforts to raise new capital in 2006 to support the development and expansion of its Las Vegas show ticketing business. During 2006, the Company raised $1,003,000 of new equity capital through the sale of units comprised of shares of its common stock and warrants, and also received $210,726 from the exercise of options and warrants.

Operating Activities. Operating activities provided cash of $1,169,032 during the year ended December 31, 2006, as compared to $289,506 during the year ended December 31, 2005, primarily as a result of the improved operating performance of the Company’s ticketing operations. At December 31, 2006, the Company had cash of $1,943,532, as compared to $315,763 at December 31, 2005.

The Company had a working capital surplus of $44,547 at December 31, 2006 (equivalent to a current ratio of 1.02:1.00), as compared to a working capital deficiency of $2,766,621 at December 31, 2005, primarily as a result of the cash raised from the sale of units of the Company’s securities, the exercise of options and warrants, the settlement of the Finova/Steamboat note payable at substantially less than face value, and the improved operating performance of the Company’s ticketing operations. At December 31, 2006 and 2005, the Company had accrued compensation due to its President and Chief Executive Officer of $0 and $65,726, respectively, which was included in accounts payable and accrued liabilities.

Investing Activities. For the year ended December 31, 2006 and December 31, 2005, investing activities utilized net cash of $41,205 and $220,925, respectively, for the purchases of property and equipment.

Financing Activities. For the year ended December 31, 2006, financing activities provided net cash of $499,942, consisting of net proceeds of $1,003,000 from the sale of units of the Company securities and $210,726 from the exercise of warrants, reduced by payments on capital lease obligations of $77,025, payments on notes payable of $131,759, and installment payments on the Debentures of $505,000 (see below). For the year ended December 31, 2005, financing activities provided net cash of $115,996, consisting of the net proceeds from the issuance of a convertible debenture of $239,300, reduced by payments on capital lease obligations of $61,745 and payments on notes payable of $61,559.

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

On July 20, 2006, the Company terminated its $10,000,000 Standby Equity Distribution Agreement with Cornell. The Company never sold any shares of its common stock pursuant to such agreement and has no continuing financial obligations of any kind to Cornell. There were no early termination penalties incurred by the Company. As a result of the termination of the financing agreement with Cornell, deferred offering costs of $58,000 were charged to operations as other expense during the year ended December 31, 2006.

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

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock pursuant to the Standby Equity Distribution Agreement with Cornell, as well as the shares of common stock with respect to the Company's commitments to Advantage, Newbridge and Knightsbridge. The Registration Statement, as amended, was declared effective by the SEC on February 13, 2006. The Company is in the process of withdrawing the Registration Statement.

Transactions with Primary Secured Lender:

On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc. (“Finova”), which was structured as a sale/leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, with interest at 16.64% per annum, repayable over a four-year period at $40,903 per month, with a balloon payment of $157,503.

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

Effective October 29, 2004, the Company entered into a further agreement with the lender which provided for the Company to repay the lender its aggregate obligation at September 30, 2004 of $956,439 (including accrued interest payable of $240,197) as follows: (i) $175,000 of the $956,439 (the “Discounted Amount”), to be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, would be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest could be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the “Remaining Indebtedness”) would continue to bear interest at 16.64% per annum, but would be deemed fully satisfied if the Company paid the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's President and Chief Executive Officer. On May 1, 2006, Finova conveyed all of its right, title and interest in and to the October 29, 2004 agreement to Steamboat Capital VII, LLC (“Steamboat”).

The balance of the discounted amount was $119,759 at December 31, 2005. On September 13, 2006, the Company repaid in full its obligation to the lender of $1,180,493 (including accrued interest of $297,632) by making a final cash payment of $101,697. As a result, the Company recognized a non-cash gain on settlement of debt of $1,078,796 during the year ended December 31, 2006, which has been presented as other income in the consolidated statement of operations. At December 31, 2006, the Company had no continuing financial obligations of any kind to Finova or Steamboat. There were no early termination or prepayment penalties incurred by the Company in conjunction with this transaction.

Principal Commitments:

At December 31, 2006, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below.

		Payments Due by Year
Contractual cash obligations	Total	2007	2008	2009	2010	2011
Employment agreement	$663,593	$293,333	$316,800	$53,460	$-	$-
Capital lease obligations	247,838	74,790	59,859	55,247	57,942	-
Operating lease obligations	3,174,555	948,022	915,498	836,331	430,848	43,856
Total contractual cash obligations	$4,085,986	$1,316,145	$1,292,157	$945,038	$488,790	$43,856

Off-Balance Sheet Arrangements:

At December 31, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007and to interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 during 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control

There were no changes in the Company's internal control over financial reporting or in other factors that could have materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text set forth the names and ages of all directors and executive officers of the Company as of February 28, 2007. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers. Except as noted below, there is no arrangement or understanding between any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors, and there are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

On September 11, 2006, Mitch Francis, the President and Chief Executive Officer of the Company, entered into a Voting Agreement (the “Agreement") dated as of July 12, 2006 with Iqbal Ashraf, an individual. The parties entered into the Agreement in connection with the Company's private equity financing with accredited investors.

Pursuant to the Agreement, Mr. Ashraf agreed to grant voting power to Mr. Francis over 2,000,000 shares of the Company's common stock and 1,000,000 shares of common stock issuable upon exercise of a warrant that Mr. Ashraf holds (the "Voting Shares"). The parties agreed that at each shareholders meeting of the Company at which a vote will take place and in connection with any action by written consent, Mr. Francis will vote the Voting Shares (or execute such written consent) or cause the Voting Shares to be voted (or such consent to be executed).

Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position(s)
Mitch Francis	51	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer

Kimberly Simon	39	Chief Operating Officer

Benjamin Frankel	71	Director

Norman Feirstein	58	Director

Sam Georges	61	Director

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

Kimberly Simon. Ms. Simon has been employed by the Company for nearly nine years. Ms. Simon started her career with the Company in September 1997 as the general manager of the Company's Las Vegas ride simulator facility. While retaining that capacity, she assumed the responsibility for overseeing the management of all of the Company's ride simulator facilities and was promoted to Vice President of Operations effective May 1, 2001. Effective March 1, 2007, Ms. Simon was promoted to Chief Operating Officer and is responsible for all day-to-day operations. Prior to joining the Company, Ms. Simon gained managerial experience with several national companies. Ms. Simon graduated from Northern Illinois University with a Bachelor’s Degree.

Benjamin Frankel. Mr. Frankel has been a director of the Company since March 17, 1995. Mr. Frankel is a certified public accountant and was a partner in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard and its predecessors from 1965 through 2005. In 2006, Mr. Frankel left his former firm and formed Frankel, LoPresti & Co., an accountancy corporation.

Norman Feirstein. Mr. Feirstein has been a director of the Company since March 17, 1995. Mr. Feirstein practiced law as a sole practitioner from 1978 until July 1993. Mr. Feirstein currently practices law as the Law Offices of Norman Feirstein.

Sam Georges. Mr. Georges joined the Company as a director in February 2007. Mr. Georges is the Chief Executive Officer and President of various entities affiliated with Anthony Robbins, and has worked with Mr. Robbins since 1993. Mr. Georges also serves as a director of many of the same privately-held companies affiliated with Anthony Robbins.

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

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2006, except as follows:

Mitch Francis did not timely file various Form 4’s with respect to the issuance of shares of common stock to him, the exercise of warrants by him and the assignment and transfer of shares to Sandra Francis, his spouse.

Kimberly Simon did not timely file various Form 4’s with respect to the issuance of shares of common stock to her, the issuance of warrants to her and the sale of shares of common stock by her.

Benjamin Frankel did not timely file various Form 4’s with respect to the issuance of shares of common stock to him and the sale of common stock by him.

Norman Feirstein did not timely file a Form 4 with respect to the issuance of shares of common stock to him.

The Company is in the process of establishing improved internal procedures to insure the timely filing of such reports in the future.

Family Relationships among Directors and Executive Officers:

There were no family relationships among directors and executive officers during the years ended December 31, 2004, 2005 and 2006.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table and text sets forth information with respect to the compensation paid to the Company’s senior executive officers during the year ended December 31, 2006. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive officers.

    SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Base Salary $	Bonus $	Stock Awards $		Option Awards $		All Other Compensation $		Total Compensation $
Mitch Francis (1)	2006	275,000	-	252,556	(2)	-		71,662	(3)	599,218
Chief Executive Officer,
Chief Financial Officer,
Chairman of the Board
Kimberly Simon	2006	109,231	15,300	130,708	(4)	119,500	(5)	8,547	(6)	383,286
Chief Operating Officer

(1)   Compensation to Mr. Francis was paid to Francis Development Inc., a company founded and controlled by Mr. Francis, for the years ended December 31, 2004 and 2005 and for the six months ended June 30, 2006. Beginning July 1, 2006, compensation to Mr. Francis has been paid to him directly.

(2)   During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with Mr. Francis. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share), which is being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. At December 31, 2006, 138,889 shares of common stock had vested and were recorded at their approximate fair market value of $30,556, which was charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued 200,000 shares of common stock to Mr. Francis, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $222,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

(3)   Includes $3,660 of disability insurance premiums, $26,952 of automobile expense, $10,274 of life insurance premiums, $6,101 of long-term care insurance, $20,008 of medical insurance premiums, $1,917 for personal tax consultation and $2,750 of 401(k) plan contributions paid to or on behalf of Mr. Francis in 2006.

(4)   On March 13, 2006, the Company issued 50,000 shares of common stock to Ms. Simon, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Ms. Simon. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share), which is being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. At December 31, 2006, 39,583 shares of common stock had vested and were recorded at their approximate fair market value of $8,708, which was charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued 100,000 shares of common stock to Ms. Simon, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $111,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

(5)   On January 18, 2006, the Company entered into an agreement with Ms. Simon that provides for her to receive a bonus in the form of a warrant for 100,000 shares of common stock, exercisable for a period of five years at $0.36 per share (the fair market value on the date of the agreement), that vests only in the event that the gross number of tickets sold in 2006 is at least equal to 125% of the gross number of tickets sold in 2005. As of June 30, 2006, the Company had determined that such vesting milestone had been met. Accordingly, the fair value of such warrant of $70,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the remainder of the year ended December 31, 2006.

On April 19, 2006, the Company extended the expiration date of a stock option to purchase 150,000 shares of common stock held by Ms. Simon. The expiration date was extended from June 5, 2006 to June 5, 2009. The fair value of such stock option of $49,500, as calculated pursuant to the Black-Scholes option-pricing model, was credited to additional paid-in capital and was charged to operations as general and administrative expense during the year ended December 31, 2006.

(6)   Includes $5,485 of automobile expense, $1,940 of medical insurance premiums and $1,122 of 401(k) plan contributions paid to or on behalf of Ms. Simon in 2006.

Stock Option and Warrant Grants:

The following table sets forth information as of December 31, 2006 concerning unexercised options and warrants, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2006

	Option and Warrant Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options and Warrants (#)	Option and Warrant Exercise Price ($)	Option and Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mitch Francis	109,796	-	-	0.13	2-02-2007	361,111	1,596,111	-	-
Chief Executive Officer
Kimberly Simon	150,000	-	-	0.15	6-05-2009	110,417	488,043	-	-
Chief Operating Officer	100,000	-	-	0.36	2-27-2012	-	-	-	-
	50,000	-	-	0.41	5-13-2008	-	-	-	-
	1,000	-	-	0.39	6-18-2008	-	-	-	-

Meetings and Committees of the Board of Directors:

During the year ended December 31, 2006, the Company’s Board of Directors met on two occasions. Additional board actions were taken by unanimous written consent.

The Company does not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

The compensation committee of the Board of Directors consists of the four directors of the Company, one of whom is an employee of the Company. The compensation committee reviews the performance of the executive officers of the Company and reviews the compensation programs and agreements for key employees, including salary and bonus levels.

The audit committee of the Board of Directors consists of Benjamin Frankel, Norman Feirstein and Sam Georges, none of whom is an employee of the Company. The audit committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, the performance of the independent public accountants, and the accounting practices of the Company. The Company does not currently have an audit committee financial expert serving on its audit committee. The Company may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to its ability to locate and compensate such a person.

The stock option committee of the Board of Directors consists of Benjamin Frankel, Norman Feirstein and Sam Georges, none of whom is an employee of the Company. The stock option committee is responsible for the operation and administration of the Company's stock option plans, including the grants thereunder.

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

On March 13, 2006, the Company issued 150,000 shares of common stock to Benjamin Frankel and 150,000 shares of common stock to Norman Feirstein for services. The shares of common stock were recorded at their fair market value on the date of issuance of $66,000 ($0.22 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued 40,000 shares of common stock to Benjamin Frankel and 40,000 shares of common stock to Norman Feirstein for services. The shares of common stock were recorded at their fair market value on the date of issuance of $88,800 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Stock Awards ($)	All Other Compensation ($)(1)	Total ($)
Benjamin Frankel - Director	2006	77,400	4,000	81,400
Norman Feirstein - Director	2006	77,400	4,000	81,400

(1) During the year ended December 31, 2006, the Company’s Board of Directors met on two occasions. Mr. Frankel and Mr. Feirstein received $2,000 for each meeting they attended.

Employment Agreements:

Effective March 1, 2006, the Company entered in a three-year employment agreement with Mitch Francis, its President and Chief Executive Officer, to serve as Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8%, benefits, and annual bonuses equal to 6% of the Company’s annual earnings in excess of $500,000 before taxes, depreciation and amortization, but after interest expense. Mr. Francis did not earn any bonus in 2006. The agreement also provides that the Company issue to Mr. Francis 500,000 shares of restricted common stock within 30 days of March 1, 2006. The shares of common stock were issued on March 13, 2006. The shares of common stock are subject to a prohibition on being traded, encumbered or otherwise transferred, which restriction shall lapse in equal annual installments on March 13, 2007, 2008 and 2009. Upon the occurrence of a change in control of the Company, as defined, Mr. Francis will be entitled to, among other compensation, an amount equal to five times his annual base salary immediately prior to the change in control event.

Severance Agreement:

Effective December 12, 2002, the Company entered into a severance agreement with Kimberly Simon, its Chief Operating Officer, which provides for compensation varying from one month to six months of her salary and benefits at the time of termination, depending on circumstances.

Long-Term Incentive Plans:

The Company does not have any long-term incentive plans.

2004 Option Plan:

On March 3, 2005, the Company adopted the 2004 Stock Option Plan (the “2004 Option Plan”) for officers and employees of the Company or its subsidiaries. The 2004 Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Option Plan authorized the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 960,000 shares of the Company’s common stock. The 2004 Option Plan provided that options granted would generally be exercisable at any time during a ten-year period (five years for a stockholder owning in excess of 10% of the Company’s common stock) and vest one-third in each of the three years following the grant, unless otherwise provided by the plan administrator. The exercise price for non-qualified stock options would not be less than the par value of the Company’s common stock. The exercise price for incentive stock options would not be less than 100% of the fair market value of the Company’s common stock on the date of grant (110% of the fair market value of the Company’s common stock on the date of grant for a stockholder owning in excess of 10% of the Company’s common stock). No option may be exercised during the first six months of its term except in the case of death.

During the year ended December 31, 2006, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan. As of December 31, 2006, options to purchase 660,000 shares of common stock were reserved for issuance under the 2004 Option Plan. The Company did not issue any options under the 2004 Option Plan in 2004 or 2005.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the “2004 Directors Option Plan”) for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company’s common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company’s common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. The Company had not issued any options under the 2004 Directors Option Plan at December 31, 2006.

Issuance of Non-Plan Stock Options, Warrants and Common Stock to Officers:

Kimberly Simon:

On March 13, 2006, the Company issued 50,000 shares of common stock to Kimberly Simon, its Chief Operating Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share), which is being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. At December 31, 2006, 39,583 shares of common stock had vested and were recorded at their approximate fair market value of $8,708, which was charged to operations as general and administrative expense during the year ended December 31, 2006.

On April 19, 2006, the Company extended the expiration date of a stock option to purchase 150,000 shares of common stock held by Kimberly Simon, its Chief Operating Officer. The expiration date was extended from June 5, 2006 to June 5, 2009. The fair value of such stock option of $49,500, as calculated pursuant to the Black-Scholes option-pricing model, was credited to additional paid-in capital and was charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued 100,000 shares of common stock to Kimberly Simon, its Chief Operating Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $111,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On January 18, 2006, the Company entered into an agreement with Kimberly Simon, its Chief Operating Officer, that provides for her to receive a bonus in the form of a warrant for 100,000 shares of common stock, exercisable for a period of five years at $0.36 per share (the fair market value on the date of the agreement), that vests only in the event that the gross number of tickets sold in 2006 is at least equal to 125% of the gross number of tickets sold in 2005. As of June 30, 2006, the Company had determined that such vesting milestone had been met. Accordingly, the fair value of such warrant of $70,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense over the remainder of the year ended December 31, 2006.

Mitch Francis:

On June 5, 2001, Mr. Francis exercised a portion of a previously issued warrant to purchase 1,538,461 shares of common stock exercisable at $0.13 per share through February 2, 2002. Mr. Francis exercised a portion of the warrant and acquired 923,077 shares of common stock and paid the exercise consideration by canceling his $120,000 loan to the Company. At that time, the unexercised portion of the warrant for 615,384 shares of common stock was extended for an additional two years and cashless exercise provisions were added. The exercise price of the warrant was approximately equal to the fair market value of the Company's common stock on the extension date. On November 26, 2003, the expiration date of this warrant was extended from February 2, 2004 to February 2, 2007. The exercise price of the warrant was in excess of the fair market value of the Company's common stock on November 26, 2003. On September 28, 2006, Mr. Francis exercised a portion of the abovementioned warrant and acquired 505,588 shares of common stock by offsetting accrued but unpaid compensation of $65,726. On February 2, 2007, Mr. Francis exercised (on a cashless basis) the remainder of the previously issued warrant to acquire 109,796 shares of common stock at an exercise price of $0.13 per share. Accordingly, the aggregate exercise price of $14,273 was paid through the surrender and cancellation of 3,005 shares with a fair market value on the date of exercise of $4.75 per share, which resulted in the issuance of 106,791 shares of common stock.

During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share), which is being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. At December 31, 2006, 138,889 shares of common stock had vested and were recorded at their approximate fair market value of $30,556, which was charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued 200,000 shares of common stock to Mitch Francis, its President and Chief Executive Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $222,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On November 6, 2006, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan, to its newly-hired director of business development, Craig Stein. On each of the first three year anniversary dates of his employment, as long as Mr. Stein remains an employee of the Company, options to acquire 100,000 shares of common stock will be granted to Mr. Stein on each of November 6, 2007, November 6, 2008 and November 6, 2009, respectively, with per share exercise prices of $2.02, $3.00 and $4.00, respectively. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $906,000. The Company will amortize the fair value of such options over 36 months, and as a result, $50,333 was charged to operations as general and administrative expense during the year ended December 31, 2006.

A summary of stock options and warrants issued to officers, directors and employees as of December 31, 2006 is presented below.

	Stock Option and Warrant Value Table
	Number of Shares of Common Stock Underlying Stock Options and Warrants		Weighted Average Exercise Price	Value of Unexercised in-the-Money Stock Options and Warrants at Fiscal Year-End (1)
Name	Unvested	Vested		Unvested	Vested
Option Plans:

Kimberly Simon	-	1,000	$0.39	$-	$4,030

Craig Stein	300,000	-	3.01	423,000	-

Employees	-	500	0.39	-	2,015

Non-Plan Stock Options and Warrants:

Mitch Francis
Warrants	-	109,796	0.13	-	471,025

Kimberly Simon
Stock Options	-	151,000	0.15	-	644,530
Warrants	-	150,000	0.38	-	606,000

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and warrants and the market price for the common stock of $4.42 per share at December 31, 2006.

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

As of February 28, 2007, the Company had a total of 18,848,207 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of February 28, 2007: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding (2)

Mitch Francis (1)	6,565,992	(3)	33.1%

Kimberly Simon (1)	733,916	(4)	3.9%

Benjamin Frankel (1)	450,500		2.4%

Norman Feirstein (1)	440,000		2.3%

Sam Georges (1)	10,000		0.1%

All directors and
executive officers
as a group (5 persons)	8,200,408	(5)	40.7%

Rick Kraniak (1)	969,875	(6)	5.1%

Joe Marsh (1)	1,678,051	(7)	8.9%

Iqbal Ashraf (1)	3,094,000	(8)	15.6%

(1)   The address of each such person is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604.

(2)  The calculation is based on the number of shares of common stock outstanding on February 28, 2007, plus, with respect to each named person, the number of shares of common stock which the stockholder has the right to acquire upon exercise of stock options and warrants exercisable within 60 days of February 28, 2007.

(3)   Includes 3,565,992 shares of common stock owned by Mr. Francis. Also includes 2,000,000 shares of common stock owned by Mr. Iqbal Ashraf and 1,000,000 shares of common stock issuable upon exercise of warrants held by Mr. Ashraf, for which voting power has been granted to Mr. Francis. Excludes 333,332 unvested shares issued to Mr. Francis in March 2006. Also excludes 254,688 shares of common stock owned by Sandra Francis, the wife of Mr. Francis, as to which Mr. Francis disclaims beneficial ownership.

(4)   Includes 432,916 shares of common stock owned by Ms. Simon and 301,000 shares of common stock issuable upon exercise of stock options and warrants granted to Ms. Simon. Excludes 102,084 unvested shares issued to Ms. Simon in March 2006.

(5)   Includes 4,899,408 shares of common stock owned by officers and directors and 301,000 shares of common stock issuable upon exercise of stock options and warrants granted to officers and directors. Also includes 2,000,000 shares of common stock owned by Mr. Iqbal Ashraf and 1,000,000 shares of common stock issuable upon exercise of warrants held by Mr. Ashraf, for which voting power has been granted to Mr. Francis. Excludes 435,416 unvested shares issued in March 2006. Also excludes 254,688 shares of common stock owned by Sandra Francis, the wife of Mr. Francis, as to which Mr. Francis disclaims beneficial ownership.

(6)   Includes 769,875 shares of common stock owned by Mr. Kraniak and 200,000 shares of common stock issuable upon exercise of warrants granted to Mr. Kraniak. Excludes 3,125 unvested shares issued in July 2006.

(7)   Includes 1,658,051 shares of common stock owned by Mr. Marsh and 20,000 shares of common stock issuable upon exercise of warrants granted to Mr. Marsh. Includes shares owned by Magic Arts and Entertainment, a company in which Mr. Marsh is a partner. Excludes 3,125 unvested shares issued in July 2006.

(8)   Includes 2,094,000 shares of common stock owned by Mr. Ashraf and 1,000,000 shares of common stock issuable upon exercise of warrants held by Mr. Asraf. Voting power with respect to 2,000,000 shares of common stock owned by Mr. Ashraf and 1,000,000 shares of common stock issuable upon exercise of warrants held by Mr. Asraf has been granted to Mitch Francis.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2006, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation. During 2005 and 2004, Mr. Frankel was a principal in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard LLP.

Effective March 6, 2006, the Company entered into a one-year agreement with Mr. Frankel’s current firm for certain business, accounting and tax advisory services to be provided by Mr. Frankel, for a monthly retainer fee of $5,000 commencing as of January 1, 2006. Other services outside the scope of this agreement are invoiced separately by Mr. Frankel’s firm. This agreement was approved by the disinterested members of the Company’s Board of Directors.

During the years ended December 31, 2006, 2005 and 2004, the Company incurred fees to such accounting firms for accounting and tax services of $107,888, $76,419 and $73,899, respectively. In addition, during the year ended December 31, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee to Mr. Frankel’s former firm at December 31, 2005 of $8,758.

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

Additional information with respect to securities issued to the Company’s officers and directors in 2005 and 2006 is provided at “ITEM 10. EXECUTIVE COMPENSATION”.

ITEM 13. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees:

Weinberg & Company, P.A. ("Weinberg") was the Company's independent registered public accounting firm for the years ended December 31, 2006 and 2005. Services provided to the Company by Weinberg with respect to such periods consisted of the audits of the Company's consolidated financial statements and limited reviews of the condensed consolidated financial statements included in Quarterly Reports on Form 10-QSB. Weinberg & Co. also provided services with respect to the filing of the Company’s Registration Statement on Form SB-2, and amendments thereto, during 2005 and 2006. Charges by Weinberg with respect to these matters aggregated $74,430 and $107,599, respectively, for the years ended December 31, 2006 and 2005.

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

TIX CORPORATION (Registrant)

Date: March 28, 2007	By:	/s/ MITCH FRANCIS
Mitch Francis Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2007	By:	/s/ MITCH FRANCIS
Mitch Francis Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors

Date: March 28, 2007	By:	/s/ BENJAMIN FRANKEL
Benjamin Frankel Director

Date: March 28, 2007	By:	/s/ NORMAN FEIRSTEIN
Norman Feirstein Director

Date: March 28, 2007	By:	/s/ SAM GEORGES
Sam Georges Director

TIX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	40

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005	41

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005	43

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended
December 31, 2006 and 2005	44

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005	46

Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors
Tix Corporation

We have audited the accompanying consolidated balance sheets of Tix Corporation and Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tix Corporation and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

WEINBERG & COMPANY, P.A.
Los Angeles, California March 9, 2007

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS
	2006	2005
Current assets:
Cash	$1,943,532	$315,763
Prepaid accounting fee to related party	-	8,758
Prepaid expenses and other current assets	39,547	20,695
Total current assets	1,983,079	345,216

Property and equipment:
Office equipment and furniture	221,083	188,728
Equipment under capital lease	386,494	387,341
Leasehold improvements	260,913	251,216
	868,490	827,285
Less accumulated depreciation and amortization	(369,889)	(245,165)
Total property and equipment, net	498,601	582,120

Other assets:
Intangible assets:
Customer relationships, net	60,278	-
Contract commitments, net	23,333	-
Deferred offering costs	-	58,000
Deposits	66,666	56,196
Total other assets	150,277	114,196

	$2,631,957	$1,041,532

(continued)

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

DECEMBER 31, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	2006	2005
Current liabilities:
Accounts payable and accrued liabilities	$1,885,145	$1,656,448
Current portion of capital lease obligations	53,387	76,007
Current portion of notes payable	-	913,198
Debentures payable, net of discount	-	465,584
Liabilities related to discontinued operations	-	600
Total current liabilities	1,938,532	3,111,837

Non-current liabilities:
Capital lease obligations, less current portion	140,592	194,997
Deferred rent	174,779	134,267
Total non-current liabilities	315,371	329,264

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $0.08 par value; 100,000,000 shares authorized;
18,440,305 shares and 11,166,621 shares issued and outstanding
at December 31, 2006 and 2005, respectively	1,475,225	893,330
Additional paid-in capital	14,277,663	12,155,991
Deferred compensation	-	(35,000)
Accumulated deficit	(15,374,834)	(15,413,890)
Total stockholders’ equity (deficiency)	378,054	(2,399,569)
	$2,631,957	$1,041,532

See accompanying notes to consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenues	$5,387,728	$2,695,191
Operating expenses:
Direct costs of revenues	2,172,801	1,510,191
Selling and marketing expenses	467,260	326,439
General and administrative expenses, including
non-cash equity-based costs of $1,325,701
in 2006 and $237,996 in 2005 (including $657,564
and $0 to officers and directors in 2006 and 2005,
respectively)	3,306,032	1,906,983
Depreciation and amortization	164,042	108,612
Total costs and expenses	6,110,135	3,852,225
Loss from operations	(722,407)	(1,157,034)
Other income (expense):
Other income	37,300	100,000
Gain on settlement with lender	1,078,796	-
Gain on settlement of debt	11,978	-
Write-off deferred offering costs	(58,000)	-
Loss on disposal of fixed assets	-	(32,237)
Interest income	15,539	69
Interest expense	(329,491)	(676,535)
Other income (expense), net	756,122	(608,703)
Income (loss) from continuing operations	33,715	(1,765,737)
Income from discontinued operations:
Income from discontinued operations, primarily
non-cash gain resulting from settlement of debts	5,341	742,785

Income from discontinued operations	5,341	742,785

Net income (loss)	$39,056	$(1,022,952)
Net income (loss) per common share - basic and diluted
From continuing operations	$-	$(0.17)
From discontinued operations	-	0.07
	$-	$(0.17)
Weighted average common shares outstanding -
Basic	14,886,334	10,744,712

Diluted	15,999,473	10,744,712

See accompanying notes to consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2005 AND 2006

	Common stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholder’s Equity (Deficiency)
	Shares	Amount
Balance, January 1, 2005	10,011,237	$800,899	$11,594,244	$(15,000)	(14,390,938)	$(2,010,795)

Issuance of common stock
to consultants	176,000	14,080	38,920	(35,000)	-	18,000

Issuance of common stock
for loan referral fee	448,000	35,840	165,760	-	-	201,600

Issuance of warrants to consultants	-	-	176,600	-	-	176,600

Beneficial conversion feature of Debenture	-	-	70,000	-	-	70,000

Issuance of common stock
and warrants and adjustment
of warrant exercise price
to law firm as settlement
of accrued legal fees and
for legal expenses	241,384	19,311	110,467	-	-	129,778

Issuance of common stock for deferred offering costs	290,000	23,200	-	-	-	23,200

Amortization of deferred compensation	-	-	-	15,000	-	15,000

Net loss	-	-	-	-	(1,022,952)	(1,022,952)

Balance, December 31, 2005	11,166,621	893,330	12,155,991	(35,000)	(15,413,890)	(2,399,569)

(continued)

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

YEARS ENDED DECEMBER 31, 2005 AND 2006

	Common stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholder’s Equity (Deficiency)
	Shares	Amount
Issuance of common stock upon conversion of convertible debenture	93,563	7,485	17,515	-	-	25,000

Issuance of common stock to consultants	353,750	28,300	360,400	-	-	388,700

Issuance of common stock to directors	380,000	30,400	124,400	-	-	154,800

Issuance of common stock to
officers and employees	758,472	60,678	516,686	-	-	577,364

Issuance of common stock to law firm as payment of accrued legal fees	230,000	18,400	55,743	-	-	74,143

Sale of common stock and warrants to private investors, net of offering costs	4,080,000	326,400	676,600	-	-	1,003,000

Issuance of common stock upon exercise of warrants and options	1,351,353	108,108	102,619	-	-	210,727

Issuance of warrants and options and extension of options	-	-	169,833	-	-	169,833

Issuance of common stock for acquisition of Stand-By Golf	26,546	2,124	97,876	-	-	100,000

Amortization of deferred compensation	-	-	-	35,000	-	35,000

Net income	-	-	-	-	39,056	39,056

Balance, December 31, 2006	$18,440,305	$1,475,225	$14,277,663	$-	$(15,374,834)	$378,054

See accompanying notes to consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$39,056	$(1,022,952)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	124,724	108,612
Amortization of intangibles	2,389	-
Loss on disposal of fixed assets	-	32,236
Gain on settlement with lender	(1,078,796)	-
Gain on settlement of debt	(11,978)	-
Common stock issued for services	1,155,865	222,996
Gain on settlement of debts - discontinued operations	-	(691,689)
Amortization of prepaid accounting fee	-	30,521
Fair value of vested options and warrants	169,833	15,000
Amortization of loan discount	64,416	386,484
Write-off deferred financing costs	58,000	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	3,906	19,476
Deposits and other assets	(10,470)	(13,170)
Increase (decrease) in:
Accounts payable and accrued expenses	612,175	1,073,670
Deferred rent	40,512	134,267
Liabilities related to discontinued operations	(600)	(5,945)
Net cash provided by operating activities	1,169,032	289,506
Cash flows from investing activities:
Purchases of property and equipment	(41,205)	(220,925)
Net cash used in investing activities	(41,205)	(220,925)
Cash flows from financing activities:
Payments on notes payable	(131,759)	(61,559)
Payments on capital lease obligations	(77,025)	(61,745)
Payments on convertible debentures	(505,000)	-

Net proceeds from sale of common stock and warrants	1,003,000	-
Net proceeds from exercise of options and warrants	210,726	-
Net proceeds from convertible debenture	-	239,300
Net cash provided by financing activities	499,942	115,996
Cash:
Net increase	1,627,769	184,577
Balance at beginning of year	315,763	131,186
Balance at end of year	$1,943,532	$315,763

(continued)

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$800	$-
Interest	$153,944 $	$106,635

Non-cash financing and investing activities:

Conversion of accounts payable to notes payable	$-	$24,000
Acquisition of capital lease assets and related obligation	-	231,759
Issuance of common stock to settle accounts payable	74,143	101,382
Issuance of common stock for deferred offering costs	-	23,200
Issuance of common stock for loan referral fees	-	201,600
Beneficial conversion feature of convertible debenture	-	70,000
Issuance of common stock upon conversion of convertible debenture	25,000	-
Issuance of common stock valued at $100,000 for
acquisition of Stand-By Golf, allocated to:
Intangible assets	86,000	-
Prepaid assets	14,000	-

See accompanying notes to consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

1. Organization and Basis of Presentation

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. The Company changed its name from Cinema Ride, Inc. to Tix Corporation effective March 3, 2005.

Business Activity:

Since January 1, 2004, the Company’s principal business activity, through its wholly-owned subsidiary, Tix4Tonight, LLC, has been the sale of tickets for Las Vegas shows at a discount to the original box office price, on the same day of the performance, from ticket booths located on the Las Vegas Strip.

Tix4Tonight generally sells show tickets under short-term, non-exclusive agreements with approximately 60 Las Vegas shows, out of a total of approximately 80 Las Vegas shows running at any one time, and typically offers tickets for approximately 50 shows on any given day at a discount plus a service fee. Tix4Tonight does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets.

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon); the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005); North Strip, just south of the Riviera Hotel; and a downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005). The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada.

Beginning August 10, 2006, as an adjunct to its Las Vegas show ticketing business, the Company launched its Tix4Dinner operations from the same locations as the sale of show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the sale.

In December 2006, the Company introduced its Tix4Stand-byGolf discount golf reservation business through the acquisition of Stand-By Golf Las Vegas (see Note 4). Stand-By Golf Las Vegas has operated in the Las Vegas area for approximately ten years, offering tee-time bookings to approximately 30 area golf courses at significant discounts. The Company anticipates marketing its new golf offerings at its four Las Vegas ticketing facilities, online and at its Las Vegas office.

Business Operations Prior to 2004:

During 2002 and 2003, the Company owned 50% of a business venture named Tickets2Nite, LLC, a Nevada limited liability company, which was formed on September 24, 2002 pursuant to an Operating Agreement, with the other 50% owned by an independent third party entity. The business venture, which commenced operations during November 2002, sold tickets to Las Vegas shows at 50% of the original box office price, on the same day of the performance, from a ticket booth located on the Las Vegas Strip. On December 24, 2002, the Company filed a lawsuit against its joint venture partner in the Clark County, Nevada District Court (the “Court”). On October 1, 2003, the Court rendered its Decision and Order with respect to the parties' ownership rights and management rights and obligations with respect to Tickets2Nite, LLC. The Court ruled that the parties were unable to operate the business together pursuant to the Operating Agreement, and therefore ordered that Tickets2Nite, LLC be dissolved. Accordingly, the business operations of Tickets2Nite, LLC were terminated effective December 31, 2003.

Through December 31, 2003, the Company was in the ride simulator business. The Company’s two remaining ride facilities, which were located in Las Vegas, Nevada and Edmonton, Alberta, Canada, were closed on or about December 31, 2003, thus terminating this line of business effective as of that date. Three other ride facilities were previously closed between January 1998 and June 2002. See Note 3 for additional information with respect to discontinued operations.

Operating Liquidity:

During the year ended December 31, 2006, the Company’s operations experienced substantial and consistent improvement, reporting a 100% increase in revenues and a fourfold increase in operating cash flows as compared to the year ended December 31, 2005. Net income was $39,056 for the year ended December 31, 2006, as compared to a net loss of $1,022,952 for the year ended December 31, 2005. During 2006, the Company’s working capital improved by $2,811,168, to a working capital surplus of $44,547 at December 31, 2006 (equivalent to a current ratio of 1.02:1.00), as compared to a working capital deficiency of $2,766,621 at December 31, 2005. At December 31, 2006, the Company’s stockholders’ equity was $378,054, as compared to a stockholders’ deficiency of $2,399,569 at December 31, 2005. During the year ended December 31, 2006, the Company’s net cash provided by operating activities was $1,169,032, as compared to net cash provided by operating activities of $289,506 for the year ended December 31, 2005. In addition, during the year ended December 31, 2006, the Company sold common stock and warrants to accredited investors for net proceeds of $1,003,000 and received $210,726 from the exercise of options and warrants. These funds were used to reduce debt obligations of $1,572,407 that existed at December 31, 2005, and to support the expansion of the operations of Tix4Tonight. Accordingly, based on the Company’s current cash resources and operating trends, the Company believes that it has sufficient working capital resources to fund its cash requirements for the foreseeable future.

2.  Summary of Significant Accounting Policies

Revenue Recognition, Presentation and Concentrations:

The Company's Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for and delivered to the customers. The Company's commissions are calculated based on the face value of the show tickets sold. The Company’s commissions are calculated based on the face value of the show tickets sold. The Company’s transaction fees are charged on a per-ticket basis. Beginning in December 2006, the Company began charging credit card customers an additional one dollar per ticket to offset the additional costs of processing credit cards. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

Beginning August 10, 2006, the Company launched its Tix4Dinner operations from the same locations as the sale of show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time that the reservations are made. At this time, the Company does not have accounts receivable or accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant. The operations of Tix4Dinner through December 31, 2006 were not material.

In December 2006, the Company introduced its Tix4Stand-byGolf discount golf reservation business through the acquisition of Stand-By Golf Las Vegas (see Note 4). Stand-By Golf Las Vegas offers tee-time bookings to approximately 30 Las Vegas area golf courses at significant discounts. Tix4Stand-byGolf recognizes as revenue the difference between how much it charges its customers for tee-times and how much it pays golf courses for tee-times. The revenue per tee-time, as well as the cost per tee-time, will vary, depending on the desirability of the golf course and tee-time, weather, time of year and several other factors. Revenue per tee-time is significantly higher when tee-times are guaranteed or pre-bought in large quantities. These guarantees or pre-buys are being provided by the former owners of Stand-By Golf Las Vegas in accordance with the terms of the purchase agreement. Tix4Stand-byGolf only pays the former owners for tee-times actually sold to customers, at their actual cost, and does not provide any advance payments. This arrangement can be terminated at any time by the Company without obligation. Tee-times are generally sold the day before or the day of the tee-time, however, tee-times may be booked in advance. Revenue is not recognized until the day of the tee-time. The Company does not have any accounts receivable associated with this business, as all transactions are done by credit card. The operations of Tix4Stand-byGolf through December 31, 2006 were not material.

During the year ended December 31, 2006, there were no showrooms or other ticket sources which accounted for 10% or more of revenues. During the year ended December 31, 2005, one hotel showroom and one other ticket source accounted for 14.0% and 11.6% of revenues, respectively.

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

Intangible Assets:

The Company accounts for intangibles in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit.

The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Income Taxes:

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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

Cash Concentrations:

The Company's cash balances on deposit with banks are guaranteed up to $100,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had cash balances with a bank in excess of the $100,000 insurance limit as of December 31, 2006.

Stock-Based Compensation:

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounted for stock option and warrant grants issued and vesting to employees up through December 31, 2005 utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 12"), with pro forma disclosures of net income (loss) as if the fair value method had been applied using the guidance SFAS No 123, "Accounting for Stock-Based Compensation". The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was shown in a pro forma disclosure as if such stock options and warrants had been accounted for pursuant to SFAS No. 123. During the year ended December 31, 2005, the Company did not issue any such stock options and warrants and did not have any previously issued stock options or warrants that vested. According, no pro forma financial disclosure has been presented for the year ended December 31, 2005.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards. The Company adopted SFAS No. 123R effective January 1, 2006. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. These potentially dilutive securities were included in the calculation of earnings per share for the year ended December 31, 2006, but were not included in the calculation of loss per share for the year ended December 31, 2005 because the Company incurred a loss during such period and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the year ended December 31, 2005. At December 31, 2006, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 3,281,296 shares. At December 31, 2005, potentially dilutive securities consisted of convertible debentures payable and outstanding warrants and stock options to acquire an aggregate of 4,245,684 shares.

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share.

Comprehensive Income (Loss):

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company did not have items of comprehensive income (loss) for the years ended December 31, 2005 and 2006.

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

Advertising Costs:

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. During the years ended December 31, 2006 and 2005, advertising costs were $425,626 and $293,296, respectively.

Impairment of Long-Lived Assets:

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized, and how impairment losses should be measured. SFAS No. 144 also provided a single accounting model for long-lived assets to be disposed of and significantly changed the criteria that would have to be met to classify an asset as held-for-sale.

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

Deferred Offering Costs:

The Company defers costs incurred related to the future issuance of common stock until such time as the stock is issued, or the stock offering is abandoned by the Company. These costs include legal fees and placement fees paid to underwriters or investment bankers related to the future issuance of common stock.  Deferred offering costs of $58,000 were included in the consolidated balance sheet at December 31, 2005 in connection with the Standby Equity Distribution Agreement entered into on December 7, 2004. As a result of the termination of the financing agreement with the investor during 2006, deferred offering costs of $58,000 were charged to operations as other expense during the year ended December 31, 2006.

Debt Issuance Costs:

Direct costs incurred for the issuance of debt are recorded as a reduction to the related debt, and amortized using the effective interest method over the term of the respective debt. In the event that the debt is retired prior to the maturity date, debt issuance costs are expensed in the period that the debt is retired. The amortization of debt issuance costs is included in interest expense in the consolidated statements of operations. Amortization expense related to debt issuance costs for the years ended December 31, 2006 and 2005 was $64,416 and $386,484, respectively.

Reclassifications:

During 2006 the Company reclassified certain components of its stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

Recent Accounting Pronouncements:

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007and to interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 during 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

3. Discontinued Operations

Prior to 2004, the Company operated ride facilities including facilities located in Las Vegas, Nevada (the “Las Vegas Facility”), which commenced operations in October 1994 and was located in the Forum Shops at Caesar’s Palace Hotel and Casino (the “Forum Shops”), a high traffic tourist mall located between Caesar’s Palace Hotel and Casino and the Mirage Hotel, in Las Vegas, Nevada, and a ride facility located in Edmonton, Alberta, Canada (the “West Edmonton Mall Facility”), which commenced operations in August 1995 and was located in the West Edmonton Mall, a high traffic shopping mall. The Las Vegas Facility and the West Edmonton Mall Facility were closed on or about December 31, 2003, thus terminating this line of business. Three other ride facilities were previously closed between January 1998 and June 2002.

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

At December 31, 2004, liabilities related to discontinued operations aggregated $652,529, respectively, of which $626,657 related to accrued but unpaid rent with respect to the Company’s lease for its former Las Vegas ride facility from mid-2003, when the Company suspended the payment of rent to the Forum Shops, through the expiration date of the lease, January 31, 2005. The Company accrued rent on its former Las Vegas ride facility at the full monthly amount (which included common area fees and utilities) through the date the ride facility was shut-down, December 31, 2003, and at the base monthly rent subsequent to that date.

In December 2005, the Company and the Forum Shops entered into a Settlement Agreement and Mutual Release of Claims with respect to this litigation. The Settlement Agreement and Mutual Release provided that the Forum Shops would make a one-time cash payment to the Company of $50,000 in complete settlement of this matter, which was received by the Company on December 28, 2005. In addition, the Settlement Agreement and Mutual Release contained standard release provisions with respect to the Company’s former ride facility lease. In connection with this settlement, the Company recorded a gain of $676,657 in 2005, of which $50,000 represented the cash settlement and $626,657 reflected the reduction in previously recorded accrued rent included in liabilities related to discontinued operations.

During 2005, the Company liquidated the remaining assets related to its discontinued operations for a cash payment of $25,000, incurred legal fees with respect to the litigation on its former Las Vegas ride facility, adjusted certain accruals related to its discontinued operations, and settled various obligations at a reduced amount with respect to its discontinued operations, as a result of which the Company recorded $66,128 of income from discontinued operations in the statement of operations for the year ended December 31, 2005. The $25,000 received by the Company in 2005 upon liquidation of the remaining ride facility assets was paid to the Company’s secured lender, Finova, in 2005, in exchange for which Finova released its security interest in such assets. The $25,000 payment was applied to reduce the outstanding principal balance of the liability to Finova, with the remainder of the Finova obligation considered as a corporate obligation (see Note 7). During 2006, the Company recorded a gain of $5,341, of which $10,000 represented the return of a legal retainer, offset by legal fees totaling $4,659 with respect to the settlement of the litigation of its former Las Vegas ride facility.

4. Acquisition

On December 1, 2006, the Company acquired most of the tangible and intangible assets of Stand-By Golf Las Vegas, pursuant to the Agreement of Purchase and Sale, as amended, between the Company and the sellers. The results of Stand-By Golf Las Vegas from December 1, 2006 have been included in the Company’s consolidated financial statements for the year ended December 31, 2006, although such results were not material from December 1, 2006 through December 31, 2006. Stand-By Golf Las Vegas offers tee-time bookings to approximately 30 Las Vegas area golf courses at significant discounts.

As consideration for the acquisition, the Company issued shares of unregistered common stock to the sellers, with a value at the close of trading on the date of closing in the amount of $100,000, based upon the average closing bid price per share for the ten days prior to closing. As a result, the Company issued 26,546 shares of common stock at a value of $3.767 per share. However, if the market value of the 26,546 shares of common stock on December 1, 2007 is less than $100,000, the Company will issue additional shares to the sellers until the market value of all shares issued to the sellers equals $100,000. However, such additional shares issuable will not have a value of less than $1.50 per share in determining how many additional shares would be issued in such circumstances.

The purchase price was allocated as follows, based upon the fair value of the acquired assets, as determined by an independent valuation company:

Tangible assets:
Prepaid golf tee times	$14,000
Intangible assets:
Customer relationships	62,000
Contract commitments	24,000
Purchase price	$100,000

Due to the limited historical operations, the Company has determined that the acquisition of this business is not a material acquisition. Accordingly, no pro forma information has been presented.

5. Intangible Assets

The following table summarizes the original cost, the related accumulated amortization, and the net carrying amounts for the Company’s intangible assets at December 31, 2006, all of which were acquired in the purchase of Stand-By Golf on December 1, 2006.

	Estimated	Original	Accumulated	Net Carrying
	Useful Lives	Cost	Amortization	Amount
Customer relationships	3 years	$62,000	$1,722	$60,278
Contract commitments	3 years	24,000	667	23,333
Total		$86,000	$2,389	$83,611

Total amortization expense related to intangible assets in 2006 and 2005 was $2,389 and $0, respectively. Total estimated amortization expense with respect to intangible assets for 2007 though 2009 is as follows:

Years Ending December 31,
2007	$28,666
2008	28,666
2009	26,279
Total	$83,611

6. Obligations under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging from $33 to $1,767 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At December 31, 2006, monthly payments under these leases aggregated $6,490. The leases expire at various dates through 2010.

At December 31, 2006, property and equipment included assets under capital leases of $386,494, less accumulated amortization of $162,448.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,
2007	$74,790
2008	59,859
2009	55,247
2010	57,942
Total payments	247,838
Less: amount representing interest	(53,859)
Present value of minimum lease payments	193,979
Less: current portion	(53,387)
Non-current portion	$140,592

7. Notes Payable

Notes payable consisted of the following at December 31, 2006 and 2005:
	2006	2005
Note payable, Finova (as modified October 29, 2004)
- Discounted Amount	$-	$119,759
- Remaining Indebtedness	-	781,439
Notes payable, other	-	12,000

	-	913,198
Less current portion	-	(913,198)
Non-current portion	$-	$-

Note Payable, Steamboat Capital VII (as assigned by Finova):

On December 31, 1996, the Company completed a financing agreement with Finova Technology Finance, Inc. (“Finova”), which was structured as a sale/leaseback transaction of certain equipment owned by the Company. Based on the substance of this transaction, this financing agreement was accounted for as a note payable for financial reporting purposes. The gross loan amount was $1,575,027, with interest at 16.64% per annum, repayable over a four-year period at $40,903 per month, with a balloon payment of $157,503.

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

Effective October 29, 2004, the Company entered into a further agreement with the lender which provided for the Company to repay the lender its aggregate obligation at September 30, 2004 of $956,439 (including accrued interest payable of $240,197) as follows: (i) $175,000 of the $956,439 (the “Discounted Amount”), to be paid commencing November 1, 2004, and on the first day of each consecutive month, by payment of $3,000 to the lender, to be applied first against interest accruing for the prior month at the rate of 7.5% per annum, and then, to the extent available, as a reduction of the $175,000 principal balance; (ii) on December 1, 2006, the unpaid principal balance of the $175,000, plus accrued and unpaid interest, would be fully due and payable; and (iii) the $175,000 and any unpaid accrued interest could be paid by the Company at any time prior to December 1, 2006. The remaining indebtedness in excess of the $175,000 in the amount of $781,439 (the “Remaining Indebtedness”) would to continue to bear interest at 16.64% per annum, but would be deemed fully satisfied when the Company paid the lender the entire $175,000, with interest, as specified above. In conjunction with this agreement, the Company also assigned to the lender as additional collateral its interest in and rights to a key man life insurance policy on the Company's President and Chief Executive Officer. On May 1, 2006, Finova conveyed all of its right, title and interest in and to the October 29, 2004 agreement to Steamboat Capital VII, LLC (“Steamboat”).

During 2005, the Company liquidated the remaining assets related to its discontinued operations for a cash payment of $25,000. The $25,000 received by the Company in 2005 upon liquidation of the remaining ride facility assets was paid to Finova in 2005, in exchange for which Finova released its security interest in such assets. The $25,000 payment was applied to reduce the outstanding principal balance of the liability to Finova, with the remainder of the Finova obligation considered as a corporate obligation.

The balance of the discounted amount was $119,759 at December 31, 2005. On September 13, 2006, the Company repaid in full its obligation to the lender of $1,180,493 (including accrued interest of $297,632) by making a final cash payment of $101,697. As a result, the Company recognized a non-cash gain on settlement of debt of $1,078,796 ($0.07 per basic and fully diluted common share for the year ended December 31, 2006), which has been presented as other income in the consolidated statement of operations. At December 31, 2006, the Company had no continuing financial obligations of any kind to Finova or Steamboat. There were no early termination or prepayment penalties incurred by the Company in conjunction with this transaction.

8. Issuance of Convertible Debentures and Standby Equity Distribution Agreement

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

On July 20, 2006, the Company terminated its $10,000,000 Standby Equity Distribution Agreement with Cornell. The Company never sold any shares of its common stock pursuant to such agreement and has no continuing financial obligations of any kind to Cornell. There were no early termination penalties incurred by the Company. As a result of the termination of the financing agreement with Cornell, deferred offering costs of $58,000 were charged to operations as other expense during the year ended December 31, 2006.

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

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock pursuant to the Standby Equity Distribution Agreement with Cornell, as well as the shares of common stock with respect to the Company's commitments to Advantage, Newbridge and Knightsbridge. The Registration Statement, as amended, was declared effective by the SEC on February 13, 2006. The Company is in the process of withdrawing the Registration Statement.

9. Related Party Transactions

During 2006, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation. During 2005, Mr. Frankel was a principal in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard LLP.

The Company entered into a one-year agreement with Mr. Frankel’s current firm for certain business, accounting and tax advisory services to be provided by Mr. Frankel, for a monthly retainer fee of $5,000 commencing as of January 1, 2006. Other services outside the scope of this agreement are invoiced separately by Mr. Frankel’s firm. This agreement was approved by the disinterested members of the Company’s Board of Directors.

During the years ended December 31, 2006 and 2005, the Company incurred fees to such accounting firms for accounting and tax services of $107,888 and $76,419, respectively. In addition, during the year ended December 31, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee to Mr. Frankel’s former firm at December 31, 2005 of $8,758.

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

10. Income Taxes

At December 31, 2006, the Company had Federal net operating loss carryforwards of approximately $10,000,000 expiring beginning in 2010 in varying amounts through 2025. The Company also had California state net operating loss carryforwards of approximately $700,000 expiring beginning in 2013 in varying amounts through 2015.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership. As such, the Company recorded a 100% valuation allowance against its net deferred tax assets as of December 31, 2006 and 2005.

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at December 31, 2006 and 2005 are presented below:

	December 31,
	2006	2005
Deferred tax assets
Net operating loss carryforward	$3,500,000	$3,885,000

Less: Valuation allowance	(3,500,000)	(3,885,000)

Net deferred tax asset	$-	$-

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at December 31, 2006 and 2005. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Years Ended December 31,
	2006	2005
Tax benefit at statutory rate	(35)%	(35)%
Adjustments to change in valuation allowance	35	35
	-	-

11. Equity-Based Transactions

Year Ended December 31, 2006:

On February 27, 2006, the Company entered into a settlement agreement with Advantage Capital Development Corp., whereby the Company agreed to honor the $25,000 conversion notice previously submitted by Advantage, issue such conversion shares and reduce the balance on the Debentures. As a result, the Company issued 93,563 shares of common stock to Advantage with a fair market value of $25,000, based on a conversion price of $0.2672 per share.

During the year ended December 31, 2006, the Company issued 353,750 shares of common stock to outside consultants valued at prices ranging from $0.22 per share to $1.11 per share, with an aggregate market value of $388,700. The shares were recorded at their fair market value, which was determined based on the closing market price of the common stock at the date of the agreement, and which was charged to operations as general and administrative expense during the year ended December 31, 2006. Included in the issuance of these shares are agreements with two consultants to provide strategic advisory services to the Company over a two-year period, which provide for each consultant to receive 150,000 shares of common stock vesting monthly over the term of the respective agreements. The 68,750 shares of common stock that had vested at December 31, 2006 were recorded at their approximate fair market value, as adjusted monthly, of $177,000, and were charged to operations as general and administrative expense during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 380,000 shares of common stock to directors valued at $154,800 as follows:

On March 13, 2006, the Company issued a total of 300,000 shares of common stock to its two non-officer directors for services, consisting of 150,000 shares to Benjamin Frankel and 150,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $66,000 ($0.22 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued a total of 80,000 shares of common stock to its two non-officer directors for services, consisting of 40,000 shares to Benjamin Frankel and 40,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $88,800 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 758,472 shares of common stock to officers and employees valued at $577,364 as follows:

On March 13, 2006, the Company issued 50,000 shares of common stock to Kimberly Simon, its Chief Operating Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. At December 31, 2006, 39,583 shares of common stock had vested and were recorded at their approximate fair market value of $8,708, which was charged to operations as general and administrative expense during the year ended December 31, 2006.

During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. At December 31, 2006, 138,889 shares of common stock had vested and were recorded at their approximate fair market value of $30,556, which was charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued 200,000 shares of common stock to Mitch Francis, its President and Chief Executive Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $222,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On September 28, 2006, the Company issued 100,000 shares of common stock to Kimberly Simon, its Chief Operating Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $111,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued a total of 230,000 shares of common stock to its non-officer employees for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $194,100 (based upon prices ranging from $0.22 per share to $3.39 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On February 23, 2006, the Company issued 230,000 shares of common stock to Erick Richardson, a partner in the law firm of Richardson & Patel LLC, under the Consultant Stock Plan, with an approximate fair market value of $74,143 ($0.32 per share) as payment for accrued legal fees.

During the year ended December 31, 2006, the Company raised additional equity capital through the sale of units in a private placement to accredited investors at $0.25 per unit, with each unit consisting of one share of restricted common stock and a warrant to purchase one-half share of common stock, exercisable at $0.50 per share for a period of 24 months. The shares and warrants have limited piggyback registration rights. The Company sold 4,080,000 units and received gross cash proceeds of $1,020,000, as a result of which the Company issued 4,080,000 shares of common stock and 2,040,000 warrants. The Company paid a cash finder’s fee of $17,000 to Gang Consulting Ltd. with respect to such equity offering, which was recorded as a reduction to additional paid-in capital during the year ended December 31, 2006, as a result of which net cash proceeds from the private placement through December 31, 2006 were $1,003,000.

During the year ended December 31, 2006, the Company issued 1,351,353 shares of its common stock upon the exercise of 60,000 options and warrants for 1,324,388 shares of common stock for total proceeds of $210,727.

On September 28, 2006, Mitch Francis, the Company’s President and Chief Executive Officer, exercised a portion of a previously issued warrant to acquire 615,384 shares of common stock at an exercise price of $0.13 per share. Pursuant to such warrant, Mr. Francis acquired 505,588 shares of common stock by offsetting accrued but unpaid compensation of $65,726.

On November 1, 2006, Erick Richardson, a partner in the law firm of Richardson & Patel LLC, exercised (on a cashless basis) a previously issued warrant for 118,800 shares of common stock with an exercise price of $0.50 per share. Accordingly, the aggregate exercise price of $59,400 was paid through the surrender and cancellation of 19,800 shares with a fair market value on the date of exercise of $3.00 per share, which resulted in the issuance of 99,000 shares of common stock.

During the year, the Company issued 100,000 shares of common stock to Advantage upon the exercise of previously issued warrants at an exercise price of $0.25 per share and received cash proceeds of $25,000.

During the year, the Company issued 600,000 shares of common stock to other individuals upon the exercise of previously issued warrants at an exercise prices ranging from $0.10 per share to $0.50 per share and received cash proceeds of $120,000.

During the year, a former employee exercised (on a cashless basis) a previously issued stock option for 60,000 shares of common stock with an exercise price of $0.15 per share. Accordingly, the aggregate exercise price of $9,000 was paid through the surrender and cancellation of 13,235 shares with a fair market value on the date of exercise of $0.68 per share, which resulted in the issuance of 46,765 shares of common stock.

During the year ended December 31, 2006, the Company issued options and warrants to employees that resulted in aggregate compensation of $169,833 as follows:

On April 19, 2006, the Company extended the expiration date of a stock option to purchase 150,000 shares of common stock held by Kimberly Simon, its Chief Operating Officer. The expiration date was extended from June 5, 2006 to June 5, 2009. The fair value of such stock option modification of $49,500, as calculated pursuant to the Black-Scholes option-pricing model, was credited to additional paid-in capital and was charged to operations as general and administrative expense during the year ended December 31, 2006.

On January 18, 2006, the Company entered into an agreement with Kimberly Simon, its Chief Operating Officer, that provides for her to receive a bonus in the form of a warrant for 100,000 shares of common stock, exercisable for a period of five years at $0.36 per share (the fair market value on the date of the agreement), that vests only in the event that the gross number of tickets sold in 2006 is at least equal to 125% of the gross number of tickets sold in 2005. As of June 30, 2006, the Company had determined that such vesting milestone had been met. Accordingly, the fair value of such warrant of $70,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the remainder of the year ended December 31, 2006.

On November 6, 2006, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan, to its newly-hired director of business development, Craig Stein. On each of the first three year anniversary dates of his employment, as long as Mr. Stein remains an employee of the Company, options to acquire 100,000 shares of common stock will be granted to Mr. Stein on each of November 6, 2007, November 6, 2008 and November 6, 2009, respectively, with per share exercise prices of $2.02, $3.00 and $4.00, respectively. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $906,000. The Company will amortize the fair value of such options over 36 months, and as a result, $50,333 was charged to operations as general and administrative expense during the year ended December 31, 2006.

Year Ended December 31, 2005:

Arrangement with Financial Advisory Firm:

Effective as of January 3, 2002, the Company entered into a two-year arrangement with a financial advisory firm, Gang Consulting Ltd., which provided for the payment of monthly compensation, either in the form of a payment of $10,000 or the issuance of 25,000 shares of common stock. This arrangement was subsequently extended through December 31, 2004.

Effective January 3, 2005, the Company and Gang Consulting Ltd. entered into a new two-year consulting arrangement effective as of January 1, 2005 that provided for: (1) the termination of the consulting fee payable to Gang Consulting Ltd. of $10,000 per month; (2) the cancellation of common stock purchase warrants previously issued to Gang Consulting Ltd. to purchase an aggregate of 800,000 shares of common stock in equal installments of 100,000 shares at $0.50, $1.00, $1.50, $2.00, $2.50, $3.00, $3.50 and $4.00 per share, respectively; and (3) the issuance of common stock purchase warrants to purchase 400,000 shares of common stock, which were fully vested at issuance and exercisable through May 1, 2008 as follows: 100,000 shares at $0.25 per share; 100,000 shares at $0.50 per share; 50,000 shares at $0.75 per share; 50,000 shares at $1.00 per share; 25,000 shares at $1.25 per share; 25,000 shares at $1.50 per share; 25,000 shares at $1.75 per share; and 25,000 shares at $2.00 per share. The aggregate fair value of such warrants of $172,000, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during 2005, as the warrants were fully vested and non-forfeitable at the date of issuance.

On January 31, 2005, the Company issued 104,845 shares of common stock under the 2003 Consultant Stock Plan and 136,539 shares of common stock pursuant to an exemption from registration to Erick Richardson, a partner in the law firm of Richardson & Patel LLP, for legal services. The shares issued pursuant to an exemption from registration have piggyback registration rights. The aggregate fair market value of the 241,384 shares on the date of issuance was $101,382 ($0.42 per share), all of which was applied to reduce the Company’s accounts payable balance to such law firm. The Company also issued an option to purchase 18,800 shares of common stock under the 2003 Consultant Stock Plan, exercisable for a period of five years at $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option pricing model of $7,896. The Company also agreed to reduce the exercise price of a warrant to purchase 50,000 shares of common stock previously issued to Erick Richardson under the 2003 Consultant Stock Plan on June 16, 2004, from $1.00 per share to $0.50 per share, which had a fair value calculated pursuant to the Black-Scholes option-pricing model of $20,500. The aggregate fair value of such warrants of $28,396 was charged to operations as general and administrative expense during the year ended December 31, 2005.

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

On January 6, 2005, the Company issued 448,000 shares of common stock to Knightsbridge Holdings, LLC as a loan referral fee with a value of $201,600 (see Note 8).

On May 24, 2005, the Company entered into a one-year consulting services agreement with CollegeStock LLC for public relations and communications services, which provided for a cash payment of $7,500 and the issuance of a warrant to purchase 20,000 shares of the Company's common stock exercisable at $0.24 per share through May 24, 2008. The fair value of such warrant of $4,600, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the year ended December 31, 2005, as the warrant was fully vested and non-forfeitable at the date of issuance.

On June 30, 2005, the Company entered into a three-month consulting agreement with Wall Streets Inside Reporter, Inc. for marketing and strategic planning services, which provided for a monthly cash payment of $5,000 and the issuance of 140,000 shares of common stock. The shares of common stock had piggyback registration rights. The aggregate fair market value of such shares of $35,000 was initially recorded as deferred compensation in the stockholders’ equity (deficiency) section of the Company’s consolidated balance sheet. The parties had agreed that the services to be rendered pursuant to the consulting agreement would be provided beginning when the Company’s registration statement had been declared effective by the SEC. Accordingly, the $35,000 was charged to operations over the three-month period commencing February 13, 2006, the date that the Company’s registration statement was declared effective by the SEC.

During December 2005, the Company issued 290,000 shares of common stock to Cornell Capital Partners valued at $23,200 (see Note 8).

On October 10, 2003, the Company entered into a two-year consulting agreement with a consultant. The Company issued a warrant to the consultant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 10, 2006, in monthly installments of 16,667 shares. The fair value of such warrant of $40,000, as calculated pursuant to the Black-Scholes option-pricing model, was initially recorded as deferred compensation in the stockholder's equity (deficiency) section of the Company’s consolidated balance sheet. This amount was charged to operations over the two-year period beginning October 1, 2003 and ending September 30, 2005. Accordingly, for the year ended December 31, 2005, $20,000 was charged to operations with respect to such warrant.

12. Stock-Based Compensation Plans

The Company has various stock-based compensation plans, which are described below.

Consultant Stock Plan:

On December 11, 2003, the Company adopted the 2003 Consultant Stock Plan (the “Consultant Stock Plan”). The purpose of the Consultant Stock Plan is to advance the interests of the Company by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services the Company is substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of capital stock of the Company. Consultants or advisors are eligible to receive grants under the plan program only if they are natural persons providing bona fide consulting services to the Company or its subsidiaries, with the exception of any services they may render in connection with the offer and sale of the Company’s securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for the Company’s securities.

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

On March 3, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,600,000 common shares issuable under the Consultant Stock Plan under the Securities Act of 1933. During the year ended December 31, 2004, the Company issued 411,112 shares of common stock and an option to purchase 100,000 shares of common stock under the Consultant Stock Plan (exercisable on a cashless basis). During the year ended December 31, 2005, the Company issued 104,845 shares of common stock and an option to purchase 18,800 shares of shares of common stock (exercisable on a cashless basis) under the Consultant Stock Plan. During the year ended December 31, 2006, the Company issued 368,800 shares of common stock under the Consultant Stock Plan, of which 118,800 shares were issued upon the exercise of the options issued in 2004 and 2005, the payment for which was by the surrender and cancellation of 19,800 shares of common stock. As of December 31, 2006, 715,243 common shares were reserved for issuance under the Consultant Stock Plan.

2004 Option Plan:

On March 3, 2005, the Company adopted the 2004 Stock Option Plan (the “2004 Option Plan”) for officers and employees of the Company or its subsidiaries. The 2004 Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Option Plan authorized the granting of incentive stock options and non-qualified stock options to purchase an aggregate of not more than 960,000 shares of the Company’s common stock. The 2004 Option Plan provided that options granted would generally be exercisable at any time during a ten-year period (five years for a stockholder owning in excess of 10% of the Company’s common stock) and vest one-third in each of the three years following the grant, unless otherwise provided by the plan administrator. The exercise price for non-qualified stock options would not be less than the par value of the Company’s common stock. The exercise price for incentive stock options would not be less than 100% of the fair market value of the Company’s common stock on the date of grant (110% of the fair market value of the Company’s common stock on the date of grant for a stockholder owning in excess of 10% of the Company’s common stock). No option may be exercised during the first six months of its term except in the case of death.

During the year ended December 31, 2006, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan. As of December 31, 2006, options to purchase 660,000 shares of common stock were reserved for issuance under the 2004 Option Plan. The Company did not issue any options under the 2004 Option Plan in 2004 or 2005.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the “2004 Directors Option Plan”) for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company’s common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company’s common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. The Company has not issued any options under the 2004 Directors Option Plan as of December 31, 2006.

A summary of the combined stock option activity during the years ended December 31, 2005 and 2006 for the three plans discussed above is as follows:

		Weighted
	Number	average
	of	exercise
	options	price

Balance outstanding, January 1, 2005	549,000	$0.35

Options granted	-	-
Options exercised	-	-
Options expired	(337,500)	0.48

Balance outstanding, December 31, 2005	211,500	0.15

Options granted	300,000	3.01
Options exercised	(60,000)	0.15
Options expired	-	-

Balance outstanding, December 31, 2006	451,500	$2.05

Balance exercisable, December 31, 2006	151,500	$0.15

The intrinsic value of outstanding stock options at December 31, 2006 was $1,070,545, as compared to $25,200 at December 31, 2005. Information relating to outstanding stock options at December 31, 2006, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$4.00	100,000	7.8	$4.00	-	$-
$3.00	100,000	6.8	$3.00	-	-
$2.02	100,000	5.8	$2.02	-	-
$0.39	1,500	1.5	$0.39	1,500	0.39
$0.15	150,000	2.4	$0.15	150,000	0.15

$0.15 - $4.00	451,500	5.3	$2.05	151,500	$0.15

For the year ended December 31, 2006, the value of options vesting during the period was $ 169,833. As of December 31, 2006, the Company has outstanding unvested options with future compensation costs of $855,667, which will be recorded as compensation cost as the options vest over their remaining average life of 5.3 years.

The assumptions used in calculating the fair value of the options granted during 2006, using the Black-Scholes option-pricing model were as follows: risk free interest rate - 4%; expected life - 6 years; estimated volatility - 112.5%; dividends - $0.

A summary of warrant activity for the years ended December 31, 2005 and 2006 is as follows:

	Number	Weighted average
	of	exercise
	warrants	price

Balance outstanding, January 1, 2005	5,331,884	$0.68

Warrants granted	488,800	0.75
Warrants exercised	-	-
Warrants expired	(3,806,500)	0.87

Balance outstanding, December 31, 2005	2,014,184	0.34

Warrants granted	2,140,000	0.49
Warrants exercised	(1,324,388)	0.20
Warrants expired	-	-

Balance outstanding, December 31, 2006	2,829,796	$0.52

The intrinsic value of outstanding warrants at December 31, 2006 was $11,036,125, as compared to $159,754 at December 31, 2005. Information relating to outstanding warrants at December 31, 2006, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$2.00	25,000	1.3	$2.00	25,000	$2.00
$1.75	25,000	1.3	$1.75	25,000	$1.75
$1.50	25,000	1.3	$1.50	25,000	$1.50
$1.25	25,000	1.3	$1.25	25,000	$1.25
$1.00	75,000	2.4	$1.00	75,000	$1.00
$0.75	50,000	1.3	$0.75	50,000	$0.75
$0.50	2,125,000	1.5	$0.50	2,125,000	$0.50
$0.42	50,000	0.8	$0.42	50,000	$0.42
$0.41	50,000	1.4	$0.41	50,000	$0.41
$0.36	100,000	5.2	$0.36	100,000	$0.36
$0.25	150,000	1.1	$0.25	150,000	$0.25
$0.24	20,000	1.4	$0.24	20,000	$0.24
$0.13	109,796	0.1	$0.13	109,796	$0.13

$0.13 - $2.00	2,829,796	1.5	$0.52	2,829,796	$0.52

13. Commitments

Lease Commitments:

The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company’s wholly-owned subsidiary, Tix4Tonight, LLC, leases space for its four ticket facilities and its administrative offices in Las Vegas, Nevada, for various periods ranging from one year to five years.

Many of the Company’s operating leases contain predetermined fixed increases in the minimum rental rate during the initial lease term and/or rent holiday periods. For these leases, the Company recognizes the related rent expense on a straight-line basis beginning on the effective date of the lease.  The Company records the difference between the amount charged to expense and the rent paid as deferred rent on the Company’s balance sheet.

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at December 31, 2006, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

Years Ending December 31,
2007	$948,022
2008	915,498
2009	836,331
2010	430,848
2011	43,856
$3,174,555

Employment Agreement with President and Chief Executive Officer:

Effective March 1, 2006, the Company entered in a three-year employment agreement with Mitch Francis, its President and Chief Executive Officer, to serve as Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8%, standard benefits, and annual bonuses equal to 6% of the Company’s annual earnings in excess of $500,000 before taxes, depreciation and amortization, but after interest expense. Mr. Francis did not earn any bonus in 2006. The agreement also provided that the Company issue to Mr. Francis 500,000 shares of restricted common stock within 30 days of March 1, 2006. The shares of common stock were issued on March 13, 2006. The shares of common stock are subject to a prohibition on being traded, encumbered or otherwise transferred, which restriction shall lapse in equal annual installments on March 13, 2007, 2008 and 2009. Upon the occurrence of a change in control of the Company, as defined, Mr. Francis will be entitled to, among other compensation, an amount equal to five times his annual base salary immediately prior to the change in control event.

Severance Agreement:

Effective December 12, 2002, the Company entered into a severance agreement with its Chief Operating Officer, which provides for compensation varying from one month to six months of her salary and benefits at the time of termination, depending on circumstances.

Retirement Plan:

The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 12% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to the sum of 25% of each dollar deferred, limited to 1% of the participant’s compensation. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $9,614 and $3,876 for the years ended December 31, 2006 and 2005, respectively.

Bank Letters of Credit:

During the year ended December 31, 2006, at the request of two vendors, the Company opened two bank letters of credit for $5,000 and $6,930, respectively. The Company used two certificates of deposit in the amounts of $5,000 and $6,930, respectively, to secure the letters of credit. The vendors were the beneficiaries of the letters of credit. As of December 31, 2006, there were no amounts outstanding under the letters of credit.

Letter of Intent:

On December 12, 2006, the Company announced that it had signed a non-binding Letter Agreement outlining the terms and conditions and general process to acquire Exhibit Merchandising LLC, whose principal members are Joe Marsh and Lee Marshall, both of whom are current shareholders of the Company. In addition, Mr. Marsh has been providing consulting services to the Company since July 2006.

The Letter Agreement provides that the Company will pay the greater of six-times calendar 2008 EBITDA or $4,000,000, resulting in an initial purchase price of $24,000,000, payable $10,000,000 in cash and $14,000,000 in shares of restricted common stock at a fixed price of $4.00 per share. Additional consideration based on calendar 2008 EBITDA will be paid in the form of shares of the Company's restricted common stock valued at the thirty-day closing bid price prior to December 31, 2008, but in no event less than $4.00 per share. Based on the current and expected future operations of Exhibit Merchandising LLC, such additional consideration could be substantial. Management of the Company will retain voting rights with respect to shares of common stock issued to acquire Exhibit Merchandising LLC.

The Letter Agreement provides for a thirty-day exclusive negotiation period and a subsequent ninety-day due diligence period for the Company to conduct a financial and operational review of Exhibit Merchandising LLC, to draft definitive transaction documents, and to obtain financing for the transaction. The Company intends to raise the funds required to close this transaction through a private placement of its equity securities.

The Letter Agreement is subject to, among other conditions, satisfactory completion of due diligence, obtaining $10,000,000 of new financing, negotiation, preparation and execution of definitive transaction and financing documents, preparation of consolidated financial statements, compliance with state and federal securities laws and regulations, and receipt of the requisite corporate approvals. The transaction is expected to close during the second quarter of 2007. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed. Furthermore, even if the transaction is completed, there can be no assurances that the future operations of the acquired business will be successful.

14. Subsequent Events:

Acquisition:

On March 14, 2007, the Company entered into an asset purchase agreement with John’s Tickets, LLC, an Ohio limited liability company dba Any Event Tickets (“Any Event”). Any Event is a national event ticket broker located in Las Vegas, Nevada and Cleveland, Ohio, and has been in the business of selling tickets for sporting events, concerts, tours and theatre since 1987. Pursuant to the agreement, the Company agreed to purchase the domain name “http://anyevent.com,” the contents of the website http://anyevent.com, the inventory of sporting events, concerts and tours, and theatre tickets outstanding as of the date of the agreement (the “Inventory”), the phone number 1-800-ANYEVENT, and all existing contracts by and between Any Event and other existing box offices, theatres, and brokers, pursuant to which Any Event receives its Inventory (the “Asset Purchase Agreement”). In consideration for the assets purchased under the Asset Purchase Agreement, the Company has paid $300,000 in cash and issued 137,500 shares of restricted common stock to Any Event. Additionally, the Company will pay to Any Event for the actual costs of the Inventory after completion of conducting an audit of the Inventory, post-closing.

In connection with the Asset Purchase Agreement, the Company has also entered into an employment agreement with John Pirample, sole member of Any Event, pursuant to which Mr. Pirample will provide his exclusive services to the Company as its Premium Ticket Manager. Mr. Pirample will receive a base salary of $80,000 and 10% of EBITDA relating to the sale of tickets that are sold above face value, provided that such incentive compensation does not exceed $200,000 on a cumulative basis. The Company also engaged Timothy Bordonaro, former President of Any Event, as a consultant for a period of 90 days. Mr. Bordonaro will receive $150,000 and 25,000 shares of the Company’s restricted common stock for his consulting services to help the Company integrate and transition the business and assets purchased from Any Event.

Registration Statement on Form S-8:

On February 9, 2007, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,000,000 shares of common stock, of which 430,000 shares relate to the proposed resale of previously issued shares of restricted common stock. The remaining 570,000 shares have been allocated to establish the 2007 Equity Incentive Plan, the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of options, the right to purchase common stock and stock bonuses.

Consulting Agreement:

On January 26, 2007, the Company entered into a consulting agreement, beginning February 1, 2007, with a consultant to provide financial advisory services to the Company. The consultant will receive 130,000 shares of restricted common stock during the two year consulting agreement, 10,000 shares of common stock upon signing of the agreement and 20,000 shares of common at the end of each quarter commencing April 1, 2007 and ending January 1, 2009, subject to forfeiture of the unissued or unvested shares of common stock should the agreement be terminated earlier.

The agreement with the consultant also provides, that with respect to any debt financing transaction completed, the consultant will receive shares of unregistered common stock equal to 3% of the debt financing raised, and that with regard to any equity financing completed, the consultant will receive shares of unregistered common stock equal to 5% of the equity financing raised. The value of the shares will be based upon the value of the financing divided by the price of the Company’s common stock during a 90 day period commencing 180 days prior to the closing date and ending 90 days prior to the closing date or public announcement of the transaction, whichever is earlier.

Equity-Based Transactions Subsequent to December 31, 2006:

During the two months ended February 28, 2007, the Company issued 346,791 shares of its common stock upon the exercise of warrants for 349,796 shares of common stock for total proceeds of $130,273.

On February 2, 2007, Mitch Francis, the Company’s President and Chief Executive Officer, exercised (on a cashless basis) the remainder of a previously issued warrant to acquire 109,796 shares of common stock at an exercise price of $0.13 per share. Accordingly, the aggregate exercise price of $14,273 was paid through the surrender and cancellation of 3,005 shares of common stock with a fair market value on the date of exercise of $4.75 per share, which resulted in the issuance of 106,791 shares of common stock.

During the two months ended February 28, 2007, the Company issued 240,000 shares of common stock to other individuals upon the exercise of previously issued warrants at exercise prices ranging from $0.42 per share to $0.50 per share and received cash proceeds of $116,000.

During the two months ended February 28, 2007, the Company recognized vesting of 25,000 shares of common stock based on agreements with two consultants, to provide strategic advisory services to the Company over a two-year period which provide for each consultant to receive 150,000 shares of common stock vesting monthly over the term of the respective agreements. The 25,000 shares of common stock that had vested during the two months ended February 28, 2007, were recorded at their approximate fair market value, as adjusted monthly, of $115,000, and will be charged to operations as general and administrative expense during the three months ending March 31, 2007.

During the two months ended February 28, 2007, the Company recognized vesting of 36,130 shares of common stock to officers valued at $7,948 as follows:

During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share), which is being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. During the two months ended February 28, 2007, 27,792 shares of common stock had vested and were recorded at their approximate fair market value of $6,114, and will be charged to operations as general and administrative expense during the three months ending March 31, 2007.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share), which is being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. During the two months ended February 28, 2007, 8,338 shares of common stock had vested and were recorded at their approximate fair market value of $1,834, and will be charged to operations as general and administrative expense during the three months ending March 31, 2007.

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation, as filed with the State of Delaware on April 6, 1993 (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on August 31, 1993 (1)

3.3	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on September 16, 1996 (1)

3.4	Fourth Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware, effective March 3, 2005 (6)

3.5	Bylaws of the Company (1)

4	Voting Agreement between Mitch Francis and Iqbal Ashraf dated as of July 12, 2006 (10)

10.3	Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $0.50 per share (2)

10.4	Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $1.00 per share (2)

10.5	Warrant Holder Rights Agreement between the Company and Finova Capital Corporation (2)

10.8	2003 Consultant Stock Option Plan (3) (C)

10.9	2004 Stock Option Plan (5) (C)

10.10	2004 Directors Stock Option Plan (5) (C)

10.22	Gang Consulting Ltd. Consulting Agreement dated January 3, 2005 (7)

10.24	Knightsbridge Holdings Ltd. Consulting Agreement (8)

10.25	Third Amendment to Lease between the Company and 12001 Ventura Corporation (9)

10.29	Employment Agreement between Tix Corporation and Mitch Francis effective March 1, 2006 (11) (C)

10.30	Agreement of Purchase and Sale between Tix Corporation and William Bartfield and David Bates effective
November 30, 2006 (12)

10.31	Amendment to Agreement of Purchase and Sale between Tix Corporation and William Bartfield and David Bates
dated January 11, 2007 (12)

10.32	Asset Purchase Agreement between Tix Corporation and John’s Tickets, LLC, dba Any Event Tickets, effective
March 14, 2007 (13)

10.33	Employment Agreement between Tix Corporation and John Pirample effective March 14, 2007 (13) (C)

10.34	Consulting Agreement between Tix Corporation and Timothy Bordonaro effective March 14, 2007 (13) (C)

14.	Code of Ethics (4)

21	Subsidiaries of the Registrant (14)

23	Consent of Weinberg & Company, P.A. (14)

31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)

32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on June 16, 1997, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 3, 2004, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Company’s Schedule 14C Information Statement, as filed with the Securities and Exchange Commission on January 26, 2005, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on July 20, 2005, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on November 10, 2005, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 11, 2006, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(12)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K originally filed December 13, 2006 and amended on February 6, 2007, and incorporated herein by reference.

(13)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007, and incorporated herein by reference.

(14)	Filed herewith.

(C)	Indicates compensatory plan, agreement or arrangement.