Form 10QSB
period 2007-03-31
Tix CORP
filed 2007-05-18
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of March 31, 2007, the Company had 19,178,763 shares of common stock, $0.08 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, whether as a result of new information, future events or otherwise.

Tix Corporation and Subsidiaries

Tix Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

Assets

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash	$1,149,700	$1,943,532
Account receivable	211,006	-
Ticket inventory	1,076,432	-
Due from seller of Any Event	31,277	-
Prepaid expenses and other current assets	52,337	39,547

Total current assets	2,520,752	1,983,079

Property and equipment:
Office equipment and furniture	339,152	221,083
Equipment under capital lease	386,494	386,494
Leasehold improvements	260,913	260,913
	986,559	868,490

Less accumulated depreciation and amortization	(415,147)	(369,889)

Total property and equipment, net	571,412	498,601

Other assets:
Intangible assets:
Customer relationships, net	597,472	60,278
Contract commitments, net	119,944	23,333
Marketing-related, net	73,958	-
Technology-based, net	98,612	-
Deposits	72,316	66,666

Total other assets	962,302	150,277

	$4,054,466	$2,631,957

(continued)

Tix Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

Liabilities and Stockholders’ Equity

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$2,306,438	$1,885,145
Current portion of capital lease obligations	49,180	53,387
Deferred ticket revenues	339,357	-

Total current liabilities	2,694,975	1,938,532

Non-current liabilities:
Capital lease obligations, less current portion	131,725	140,592
Deferred rent	176,084	174,779
Total non-current liabilities	307,809	315,371

Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	-	-
Common stock, $0.08 par value; 100,000,000 shares authorized; 19,178,763 shares and 18,440,305 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,534,302	1,475,225
Additional paid-in capital	15,412,178	14,277,663
Accumulated deficit	(15,894,798)	(15,374,834)
Total stockholders’ equity	1,051,682	378,054
	$4,054,466	$2,631,957

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues	$1,747,163	$1,035,720
Cost of revenues	714,449	455,033

Gross profit	1,032,714	580,687

Operating costs and expenses:
Selling and marketing expenses	255,407	131,475
General and administrative expenses, including stock-based compensation costs of $395,093 in 2007 and $129,914 in 2006 (including $42,717 and $80,514 to officers and directors in 2007 and 2006, respectively)	1,048,084	563,234
Merger integration cost related to Any Event, including stock-based costs of $100,000	250,000	-
Total costs and expenses	1,553,491	694,709

Loss from operations	(520,777)	(114,022)

Other income (expense):
Interest income	7,498	-
Other income	-	6,667
Interest expense	(6,685)	(151,277)

Other income (expense), net	813	(144,610)

Net loss	$(519,964)	$(258,632)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	18,705,939	11,533,363

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2007

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Common stock
	Shares	Amount

Balance, January 1, 2007	18,440,305	$1,475,225	$14,277,663	$(15,374,834)	$378,054

Issuance of common stock to consultants	92,500	7,400	369,476	-	376,876

Issuance of common stock to officers	54,167	4,333	7,583	-	11,916

Issuance of common stock uponexercise of warrants and options	454,291	36,344	112,156	-	148,500

Issuance of common stock for acquisition of Any Event	137,500	11,000	539,000	-	550,000

Issuance of warrants and options to director	-	-	30,800	-	30,800

Issuance of warrants and options to employee	-	-	75,500	-	75,500

Net loss for the period	-	-	-	(519,964)	(519,964)

Balance, March 31, 2007	19,178,763	$1,534,302	$15,412,178	$(15,894,798)	$1,051,682

See accompanying notes to condensed consolidated financial statements

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(519,964)	$(258,632)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	45,258	38,170
Amortization of intangible assets	18,625	-
Common stock, warrants and stock options issued for services	388,792	108,900
Amortization of prepaid accounting fee	-	8,758
Fair value of vested stock options and warrants	106,300	-
Amortization of deferred compensation	-	21,014
Amortization of deferred loan costs	-	64,416
Changes in operating assets and liabilities, net of effect from acquisition of Any Event:
(Increase) decrease in:
Accounts receivable	(211,006)	-
Ticket inventory	(980,108)	-
Due from seller of Any Event Tickets	(31,277)	-
Prepaid expenses and other current assets	(12,790)	5,071
Deposits	(5,650)	9,583
Increase (decrease) in:
Accounts payable and accrued expenses	421,294	425,481
Deferred revenue	339,357	-
Deferred rent	1,305	24,694
Net cash provided by (used in) operating activities	(439,865)	447,455

Cash flows from investing activities:
Purchases of property and equipment	(93,069)	(6,229)
Purchase of ticket inventory from Any Event	(96,324)	-
Acquisition of Any Event	(300,000)	-
Net cash used in investing activities	(489,393)	(6,229)

Cash flows from financing activities:
Payments on notes payable	-	(9,802)
Payments on capital lease obligations	(13,074)	(23,010)
Payments on convertible debentures	-	(168,333)
Net proceeds from exercise of options and warrants	148,500	-
Net cash provided by (used in) financing activities	135,426	(201,145)

Cash:
Net increase (decrease)	(793,832)	240,081
Balance at beginning of period	1,943,532	315,763
Balance at end of period	$1,149,700	$555,844

(continued)

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
	Three Months Ended March 31,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for -
Income taxes	$-	$-
Interest	$6,685	$53,445

Non-cash investing and financing activities:
Issuance of common stock for accounts payable	$-	$74,143
Issuance of common stock upon conversion of convertible debenture	-	25,000
Issuance of common stock valued at $550,000 in conjunction with acquisition of Any Event, allocated to fixed assets and intangible assets	550,000	-

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

1. Organization and Basis of Presentation

Basis of Presentation:

The accompanying condensed consolidated financial statements include the operations of Tix Corporation and its wholly-owned subsidiaries (the “Company”). Intercompany transactions and balances are eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the three months ended March 31, 2007 and 2006. The consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The Company’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

Business Operations:

Since January 1, 2004, the Company’s principal business activity, through its wholly-owned subsidiary, Tix4Tonight, LLC, has been the sale of tickets for Las Vegas shows at a discount to the original box office price, on the same day of the performance, from ticket booths located on the Las Vegas Strip.

Tix4Tonight generally sells show tickets under short-term, non-exclusive agreements with approximately 60 Las Vegas shows, out of a total of approximately 80 Las Vegas shows running at any one time (usually 20% to 50% off the box office price) plus a service fee. Tix4Tonight does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets for this line of business.

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: the Hawaiian Marketplace Shopping Center at the South end of the Strip; the Fashion Show Mall Strip entrance in front of Neiman-Marcus, directly across the street from the new Wynn Resort at the middle of the Strip; at the North Strip, just south of the Riviera Hotel; and a downtown Las Vegas facility in the Four Queens Hotel, fronting onto the Fremont Street Experience. The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada.

During the three months ended September 30, 2006, as an adjunct to its Las Vegas show ticketing business, the Company launched its Tix4Dinner operations from the same locations as the sale of discount show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the reservation.

On December 1, 2006, the Company introduced its Tix4Stand-byGolf discount golf reservation business through the acquisition of Stand-By Golf Las Vegas (see Note 4). Stand-By Golf Las Vegas has operated in the Las Vegas area for approximately ten years, offering tee-time bookings to approximately 30 area golf courses at significant discounts. The Company markets its new golf offerings at its four Las Vegas ticketing facilities, online and at its Las Vegas office.

On March 14, 2007, the Company acquired Any Event, an online ticket broker with operations in Cleveland, Ohio and Las Vegas, Nevada (see Note 3). This acquisition was instrumental in establishing the Company in the online and offline premium ticketing business for sporting events, concerts and other cultural events throughout the United States. Tickets are generally sold at a premium over face value. The Company has opened a second branch of Any Event in its offices in Las Vegas, Nevada.

Revenue Recognition, Presentation and Concentrations:

The Company's Las Vegas discount show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of discounted Las Vegas show tickets at the time the tickets are paid for and delivered to the customers. The Company's commissions are calculated based on the face value of the show tickets sold. The Company’s transaction fees are charged on a per-ticket basis. Beginning in December 2006, the Company began charging credit card customers an additional one dollar per ticket to offset the additional costs of processing credit cards. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

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

Tix4Stand-byGolf recognizes as revenue the difference between how much it charges its customers for tee-times and how much it pays golf courses for tee-times. The revenue per tee-time, as well as the cost per tee-time, varies depending on the desirability of the golf course and tee-time, weather, time of year and several other factors. Revenue per tee-time is significantly higher when tee-times are guaranteed or pre-bought in large quantities. These guarantees or pre-buys are being provided by the former owners of Stand-By Golf Las Vegas in accordance with the terms of the purchase agreement. Tix4Stand-byGolf only pays the former owners for tee-times actually sold to customers, at their actual cost, and does not provide any advance payments. This arrangement can be terminated at any time by the Company without obligation. Tee-times are generally sold the day before or the day of the tee-time, however, tee-times may be booked in advance. Revenue is not recognized until the day of the tee-time. The Company does not have any accounts receivable associated with this business, as all transactions are done by credit card.

Any Event recognizes as revenue the gross amount from the sale of tickets that it owned. Any Event bears the risk of economic loss if the tickets are not sold by the date that the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. Any Event does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale. However, sales transactions with other ticket brokers may be conducted on a credit basis, which could generate accounts receivable.

During the three months ended March 31, 2007, one hotel’s shows accounted for 13.6% of revenues. During the three months ended March 31, 2006, two hotel showrooms accounted for 11.7% and 10.2% of revenues, respectively.

Intangible Assets and Long-Lived Assets:

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Accordingly, with respect to the acquisitions of Stand-By Golf Las Vegas (see Note 4) and Any Event (see Note 3), all of acquired intangible assets are being amortized over a period of three years, except for $100,000 of contract-based intangible assets allocated to the right to purchase season tickets recognized in conjunction with the acquisition of Any Event, which has an indefinite life and is reviewed for impairment periodically. Asset allocations and amortization periods with respect to these transactions were determined by an independent valuation firm. A summary of intangible assets is presented at Note 5.

The Company accounts for the impairment of long-lived assets, such as property and equipment and intangible assets, under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”).  SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business.  Pursuant to SFAS No. 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists.  In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.  The Company reports an impairment cost as a charge to operations at the time it is recognized.

There was no impairment of long-lived assets during the three months ended March 31, 2007 or 2006.

Depreciation and amortization is included in selling and marketing expenses.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Reclassification:

Certain amounts have been reclassified from their presentation in 2006 to conform to the current year’s presentation, including depreciation and amortization expense of $38,170 for the three months ended March 31, 2006, which has been reclassified to selling and marketing expenses. Such reclassifications did not have any effect on net income (loss) from operations, net income (loss) or cash flows.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2007 and 2006 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months ended March 31, 2007 and 2006. At March 31, 2007, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 2,831,500 shares. At March 31, 2006, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 2,225,684 shares.

Issued but unvested shares of common stock are excluded from the calculations of basic and diluted earnings per share.

Stock-Based Compensation:

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires that the
Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Adoption of New Accounting Policies:

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either on a gross basis - that is, including the taxes within revenue - or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for financial reports for interim periods and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company collects various taxes that fall under the scope of EITF 06-3 on services provided and is accounting for and reporting them on a net basis.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carryforwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating loss and tax credit carryforwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

2. Recent Accounting Pronouncements:

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

3. Acquisition of Any Event

Effective March 14, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with John’s Tickets, LLC, an Ohio limited liability company dba Any Event Tickets (“Any Event”). Any Event is a national event ticket broker with operations in Las Vegas, Nevada and Cleveland, Ohio, and has been in the business of selling tickets for sporting events, concerts, tours and theatre since 1987. Pursuant to the Agreement, the Company purchased the domain name “http://anyevent.com”, the contents of the website “http://anyevent.com”, the inventory of sporting events, concerts and tours, and theatre tickets outstanding as of the date of the Agreement, the phone number 1-800-ANYEVENT, and all existing contracts by and between Any Event and other existing box offices, theatres and brokers, pursuant to which Any Event acquires its ticket inventory.

In connection with this transaction, effective March 14, 2007, the Company entered into an employment agreement with John Pirample, sole member of Any Event, pursuant to which Mr. Pirample agreed to provide his exclusive services to the Company as its Premium Ticket Manager through February 28, 2010. Mr. Pirample will receive a base annual salary of $80,000 and 10% of EBITDA relating to the sale of tickets that are sold above face value, provided that such incentive compensation does not exceed $200,000 on a cumulative basis.

In consideration for the assets purchased under the Agreement, the Company paid $300,000 in cash and issued 137,500 shares of restricted common stock valued at $4.00 per share (aggregate value $550,000), which approximated market value on the date of issuance, for total purchase consideration of $850,000. Additionally, the Company paid $96,324 for the actual costs of the ticket inventory based on a post-closing audit.

The acquisition of Any Event has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing with the closing of the transaction. The $850,000 purchase price was allocated on a preliminary basis as follows, based upon the fair value of the acquired assets, as determined by an independent valuation firm:

Tangible assets:
Office equipment and furniture	$25,000
Intangible assets:
Customer relationships	550,000
Contract commitments	100,000
Marketing related	75,000
Technology based	100,000
Purchase price	$850,000

Due to the limited availability of historical financial information with respect to the operations of Any Event, the Company has determined that the presentation of pro forma financial information is impractical at this time.

Effective March 14, 2007, the Company engaged Timothy Bordonaro, the former president of the immediate predecessor to Any Event, as a consultant for a period of 90 days to assist the Company to integrate and transition the business and assets purchased from Any Event. As consideration for Mr. Bordonaro’s services, the Company paid Mr. Bordonaro $150,000 in cash and issued him 25,000 shares of restricted common stock valued at $4.00 per share (aggregate value $100,000), which approximated market value on the date of issuance. The aggregate value of such consideration of $250,000 was charged to operations as merger integration cost during the three months ended March 31, 2007.

4. Acquisition of Stand-By Golf Las Vegas

On December 1, 2006, the Company acquired most of the tangible and intangible assets of Stand-By Golf Las Vegas, pursuant to the Agreement of Purchase and Sale, as amended, between the Company and the sellers. Stand-By Golf Las Vegas offers tee-time bookings to approximately 30 Las Vegas area golf courses at significant discounts.

As consideration for the acquisition, the Company issued shares of restricted common stock to the sellers, with a value at the close of trading on the date of closing in the amount of $100,000, based upon the average closing bid price per share for the ten days prior to closing. As a result, the Company issued 26,546 shares of common stock at a value of $3.767 per share. However, if the market value of the 26,546 shares of common stock on December 1, 2007 is less than $100,000, the Company is obligated to issue additional shares to the sellers until the market value of all shares issued to the sellers equals $100,000. However, such additional shares issuable will not have a value of less than $1.50 per share in determining how many additional shares would be issued in such circumstances.

In addition, subject to certain conditions, the Company also provided additional performance based earn-outs to the sellers in the form of cash and common stock, payable during calendar years 2007, 2008 and 2009. The earn-out is based upon defined net revenues, which shall be determined by subtracting deemed operational expenses from the gross revenue from the golf reservation business, as follows:

January 1, 2007 - December 31, 2007 (Year 1): For each additional dollar of net revenues, the Company will issue two dollars worth of shares of restricted common stock to sellers. Such stock shall be valued at the average closing bid price for the ten days prior to December 31, 2007, but in no event will the stock price used be less than $2.00 per share. During 2007 only, the first $25,000 net revenue increase shall be payable to sellers in the form of $50,000 cash. During 2007, the yearly operational expenses are deemed to be $100,000.

January 1, 2008 - December 31, 2008 (Year 2): For each additional dollar of net revenues, the Company will issue two dollars worth of shares of restricted common stock to sellers. Such stock shall be valued at the average closing bid price for the ten days prior to December 31, 2008, but in no event will the stock price used be less than $2.00 per share. During 2008, the yearly operational expenses are deemed to be $115,000.

January 1, 2009 - December 31, 2009 (Year 3): For each additional dollar of net revenues, the Company will issue two dollars worth of shares of restricted common stock to sellers. Such stock shall be valued at the average closing bid price for the ten days prior to December 31, 2009, but in no event will the stock price used be less than $2.00 per share. During 2009, the yearly operational expenses are deemed to be $130,000.

As of March 31, 2007, none of the Year 1 earn-out milestones had been met.

The acquisition of Stand-By Golf Las Vegas has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing December 1, 2006. The $100,000 purchase price was allocated as follows, based upon the fair value of the acquired assets, as determined by an independent valuation firm:

Tangible assets:
Prepaid golf tee times	$14,000
Intangible assets:
Customer relationships	62,000
Contract commitments	24,000
Purchase price	$100,000

Due to the limited historical operations of Stand-By Golf Las Vegas, the Company has determined that the acquisition of this business was not a material acquisition. Accordingly, no pro forma information has been presented herein.

5. Intangible Assets

The following table summarizes the Company’s identifiable intangible assets at March 31, 2007 and December 31, 2006, all of which recorded in conjunction with the acquisitions of Stand-By Golf in December 2006 and Any Event in March 2007.

	Balance, December 31, 2006	Additions	Amount Charged to Amortization Expense	Balance, March 31, 2007
Customer relationships	$60,278	$550,000	$(12,806)	$597,472
Contract commitments	23,333	100,000	(3,389)	119,944
Marketing related	-	75,000	(1,042)	73,958
Technology based	-	100,000	(1,388)	98,612
Total	$83,611	$825,000	$(18,625)	$889,986

Total amortization expense related to intangible assets for the three months ended March 31, 2007 was $18,625. Total estimated amortization expense with respect to intangible assets for the remainder of 2007 though 2010 is as follows:

Years Ending December 31,
2007 (nine months)	$201,361
2008	270,334
2009	269,667
2010	48,624
Total	$789,986

All of such intangible assets are being amortized over a period of three years, except for $100,000 of contract-based intangible assets allocated to the right to purchase season tickets recognized in conjunction with the acquisition of Any Event (see Note 3), which has an indefinite life and is reviewed for impairment periodically.

6. Equity-Based Transactions

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

During the three months ended March 31, 2006, the Company issued 185,972 shares of common stock to officers and employees valued at $40,914 as follows:

On March 13, 2006, the Company issued 50,000 shares of common stock to Kimberly Simon, its Chief Operating Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense during the three months ended March 31, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. At March 31, 2006, 2,083 shares of common stock had vested and were recorded at their approximate fair market value of $458, which was charged to operations as general and administrative expense during the three months ended March 31, 2006.

During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. At March 31, 2006, 13,889 shares of common stock had vested and were recorded at their approximate fair market value of $3,056, which was charged to operations as general and administrative expense during the three months ended March 31, 2006.

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

Three Months Ended March 31, 2007:

On February 9, 2007, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,000,000 shares of common stock, of which 430,000 shares relate to the proposed resale of previously issued shares of restricted common stock. The remaining 570,000 shares have been allocated to establish the 2007 Equity Incentive Plan, the purpose of which is to provide incentives to attract, retain and motivate eigible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of options, the right to purchase common stock and stock bonuses. The Company is in compliance with all existing registration statement obligations.

During the three months ended March 31, 2007, the Company issued 92,500 shares of common stock to outside consultants valued at prices ranging from $3.75 per share to $5.10 per share, with an aggregate market value of $376,876. The shares were recorded at their fair market value, which was determined based on the closing market price of the common stock at the date of the respective agreement, and which was charged to operations as general and administrative expense during the three months ended March 31, 2007. Included in the issuance of these shares are 25,000 shares issued to Timothy Bordonaro valued at $100,000 (see Note 3) and agreements with two consultants to provide strategic advisory services to the Company over a two-year period, which provide for each consultant to receive 150,000 shares of common stock vesting monthly over the term of the respective agreements. During the three months ended March 31, 2007, 37,500 shares of common stock had vested and were recorded at their approximate fair market value, as adjusted monthly, of $161,876, and were charged to operations as general and administrative expense during the three months ended March 31, 2007.

During the three months ended March 31, 2007, the Company issued 54,167 shares of common stock to officers valued at $11,916 as follows:

(1) On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. For the three months ended March 31, 2007, 12,500 shares of common stock had vested and were recorded at their approximate fair market value of $2,750, which was charged to operations as general and administrative expense during the three months ended March 31, 2007.

(2) During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. For the three months ended March 31, 2007, 41,667 shares of common stock had vested and were recorded at their approximate fair market value of $9,166, which was charged to operations as general and administrative expense during the three months ended March 31, 2007.

During the three months ended March 31, 2007, the Company issued 454,291 shares of common stock upon the exercise of warrants to acquire 459,796 shares of common stock for total proceeds of $148,500, as summarized below.

(1) On February 2, 2007, Mitch Francis, the Company’s President and Chief Executive Officer, exercised (on a cashless basis) a previously issued warrant for 109,796 shares of common stock with an exercise price of $0.13 per share. Accordingly, the aggregate exercise price of $14,273 was paid through the surrender and cancellation of 3,005 shares with a fair market value on the date of exercise of $4.75 per share, which resulted in the issuance of 106,791 shares of common stock.

(2) On March 19, 2007, an accredited investor exercised (on a cashless basis) a previously issued warrant for 20,000 shares of common stock with an exercise price of $0.50 per share. Accordingly, the aggregate exercise price of $10,000 was paid through the surrender and cancellation of 2,500 shares with a fair market value on the date of exercise of $4.00 per share, which resulted in the issuance of 17,500 shares of common stock.

(3) During the three months ended March 31, 2007, the Company issued 330,000 shares of common stock to other individuals upon the exercise of previously issued warrants at exercise prices ranging from $0.25 per share to $0.50 per share and received cash proceeds of $148,500.

On March 12, 2007, the Company granted to Sam Georges, a newly-appointed non-officer director of the Company, a non-plan option to acquire 10,000 shares of common stock exercisable at $4.00 per share for a period of five years, which was fully vested at issuance. The fair value of such stock option of $30,800, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the three months ended March 31, 2007. The assumptions used in the Black-Scholes option pricing model to calculate the fair value of the option were as follows:

Stock price on date of grant	$4.00
Risk-free interest rate	5.00%
Volatility	100.4%
Dividend yield	0%
Weighted average expected life (years)	5.00
Weighted average fair value of option	$3.08

On November 6, 2006, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan, to its newly-hired director of business development, Craig Stein. On each of the first three year anniversary dates of his employment, as long as Mr. Stein remains an employee of the Company, options to acquire 100,000 shares of common stock will be granted to Mr. Stein on each of November 6, 2007, November 6, 2008 and November 6, 2009, respectively, with per share exercise prices of $2.02, $3.00 and $4.00, respectively. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $906,000. The Company is amortizing the fair value of such options over 36 months, and as a result, $75,500 was charged to operations as general and administrative expense during the three months ended March 31, 2007.

A summary of stock option activity under the Company’s options plans for the three months ended March 31, 2007 is shown below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2006	451,500	$2.05	5.3
Granted	-
Exercised	-
Canceled/Expired	-
Options outstanding at March 31, 2007	451,500	$2.05	5.1
Options exercisable at March 31, 2007	151,500	$0.15	2.2

The intrinsic value of exercisable but unexercised in-the-money options at March 31, 2007 was $545,400.

7. Related Party Transactions

During 2006 and 2007, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation.

Effective March 6, 2006, the Company entered into a one-year agreement with Mr. Frankel’s current firm for certain business, accounting and tax advisory services to be provided by Mr. Frankel for a monthly retainer fee of $5,000 effective as of January 1, 2006. Other services outside the scope of this agreement are invoiced separately by Mr. Frankel’s firm. This agreement was approved by the Company’s Board of Directors.

During the three months ended March 31, 2007 and 2006, the Company incurred fees to such accounting firm of $14,943 and $23,060, respectively, for accounting and tax services. In addition, during the three months ended March 31, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee with Mr. Frankel’s former firm of $8,758 at December 31, 2005. As of March 31, 2007 and 2006, the Company owed Frankel, LoPresti & Co. $11,425 and $2,806, respectively.

During the three months ended March 31, 2007, the Company purchased golf tee-times through a seller of Stand-By Golf Las Vegas aggregating $196,401, of which $57,146 was payable by the Company at March 31, 2007. At March 31, 2007, the Company had amounts due from the seller of Any Event of $31,277, primarily for funds collected on behalf of the Company by the seller between March 14, 2007 and March 31, 2007.

8. Commitments and Contingencies

Effective March 1, 2006, the Company entered in a three-year employment agreement with Mitch Francis, its President and Chief Executive Officer, to serve as Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8%, standard benefits, and annual bonuses equal to 6% of the Company’s annual earnings in excess of $500,000 before taxes, depreciation and amortization, but after interest expense. Mr. Francis did not earn any bonus during the three months ended March 31, 2007 or 2006. The agreement also provided that the Company issue to Mr. Francis 500,000 shares of restricted common stock within thirty days of March 1, 2006. The shares of common stock were issued on March 13, 2006. The shares of common stock are subject to a prohibition on being traded, encumbered or otherwise transferred, which restriction lapses in equal annual installments on March 13, 2007, 2008 and 2009. Upon the occurrence of a change in control of the Company, as defined, Mr. Francis will be entitled to, among other compensation, an amount equal to five times his annual base salary immediately prior to the change in control event.

At March 31, 2007 and December 31, 2006, the Company had bank certificates of deposit securing two bank letters of credit outstanding for $11,930 that had been issued to secure the Company’s obligations to two of its show ticket suppliers. At March 31, 2007 and December 31, 2006, there were no amounts outstanding under the letters of credit.

9. Income Taxes

At December 31, 2006, the Company had Federal net operating loss carryforwards of approximately $10,000,000 expiring beginning in 2010 in varying amounts through 2025 and California state net operating loss carryforwards of approximately $700,000 expiring beginning in 2013 in varying amounts through 2015.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership. As such, the Company recorded a 100% valuation allowance against its net deferred tax assets at March 31, 2007 and December 31, 2006.

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at March 31, 2007 or December 31, 2006. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Three Month Ended March 31,
	2007	2006
Tax benefit at statutory rate	(35)%	(35)%
Adjustments to change in valuation allowance	35	35
Effective tax rate	-%	-%

10. Subsequent Events

From April 1, 2007 through May 11, 2007, the Company entered into the following significant transactions and agreements:

The Company borrowed $2,000,000 from Joe Marsh, a shareholder of the Company, under a one-year unsecured note with interest at 8% per annum. During the term of the loan, Mr. Marsh will have the right to convert the loan into an investment in a subsequent private placement that the Company may conduct.

The Company entered into various consulting agreements providing for aggregate cash payments of $1,666,667, the issuance of 250,000 shares of common stock with a deemed value of $4.00 per share and a three-year warrant to purchase 1,000,000 shares of common stock exercisable at $5.35 per share in conjunction with the development of its premium event ticketing business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

Since January 1, 2004, the Company’s principal business activity, through its wholly-owned subsidiary, Tix4Tonight, LLC, has been the sale of tickets for Las Vegas shows at a discount to the original box office price, on the same day of the performance, from ticket booths located on the Las Vegas Strip.

Tix4Tonight generally sells show tickets under short-term, non-exclusive agreements with approximately 60 Las Vegas shows, out of a total of approximately 80 Las Vegas shows running at any one time (usually 20% to 50% off the box office price) plus a service fee. Tix4Tonight does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets for this line of business.

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: the Hawaiian Marketplace Shopping Center at the South end of the Strip; the Fashion Show Mall Strip entrance in front of Neiman-Marcus, directly across the street from the new Wynn Resort at the middle of the Strip; at the North Strip, just south of the Riviera Hotel; and a downtown Las Vegas facility in the Four Queens Hotel, fronting onto the Fremont Street Experience. The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada.

During the three months ended September 30, 2006, as an adjunct to its Las Vegas show ticketing business, the Company launched its Tix4Dinner operations from the same locations as the sale of discount show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the reservation.

On December 1, 2006, the Company introduced its Tix4Stand-byGolf discount golf reservation business through the acquisition of Stand-By Golf Las Vegas. Stand-By Golf Las Vegas has operated in the Las Vegas area for approximately ten years, offering tee-time bookings to approximately 30 area golf courses at significant discounts. The Company markets its new golf offerings at its four Las Vegas ticketing facilities, online and at its Las Vegas office.

On March 14, 2007, the Company acquired Any Event, an online ticket broker with operations in Cleveland, Ohio and Las Vegas, Nevada. This acquisition was instrumental in establishing the Company in the online and offline premium ticketing business for sporting events, concerts and other cultural events throughout the United States. Tickets are generally sold at a premium over face value. The Company has opened a second branch of Any Event in its offices in Las Vegas, Nevada.

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

Revenue Recognition and Presentation:

The Company's Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of discounted Las Vegas show tickets at the time the tickets are paid for and delivered to the customers. The Company's commissions are calculated based on the face value of the show tickets sold. The Company’s transaction fees are charged on a per-ticket basis. Beginning in December 2006, the Company began charging credit card customers an additional one dollar per ticket to offset the additional costs of processing credit cards. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

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

Tix4Stand-byGolf recognizes as revenue the difference between how much it charges its customers for tee-times and how much it pays golf courses for tee-times. The revenue per tee-time, as well as the cost per tee-time, varies, depending on the desirability of the golf course and tee-time, weather, time of year and several other factors. Revenue per tee-time is significantly higher when tee-times are guaranteed or pre-bought in large quantities. These guarantees or pre-buys are being provided by the former owners of Stand-By Golf Las Vegas in accordance with the terms of the purchase agreement. Tix4Stand-byGolf only pays the former owners for tee-times actually sold to customers, at their actual cost, and does not provide any advance payments. This arrangement can be terminated at any time by the Company without obligation. Tee-times are generally sold the day before or the day of the tee-time, however, tee-times may be booked in advance. Revenue is not recognized until the day of the tee-time. The Company does not have any accounts receivable associated with this business, as all transactions are done by credit card.

Any Event recognizes as revenue the gross amount from the sale of tickets that it owned. Any Event bears the risk of economic loss if the tickets are not sold by the date that the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. Any Event does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale. However, sales transactions with other ticket brokers may be conducted on a credit basis, which could generate accounts receivable.

Intangible Assets and Long-Lived Assets.  Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

The Company accounts for the impairment of long-lived assets, such as property and equipment and intangible assets, under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”).  SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business.  Pursuant to SFAS No. 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists.  In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.  The Company reports an impairment cost as a charge to operations at the time it is recognized.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Adjusted EBITDA:

The Company’s presentation of financial results includes “Adjusted EBITDA” as a financial measure, which is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Adjusted EBITDA is a non-GAAP financial measure that represents income or loss before net interest expense, provision for income taxes, depreciation and amortization, and also excludes certain other items, including non-cash stock-based compensation, non-cash financing costs and related write-offs, impairment losses, and non-recurring gains and losses.  Management excludes these items in assessing financial performance, primarily due to their non-operational or non-cash nature or because they are outside of the Company’s normal operations.  The Company has provided this information because management believes that it is useful to investors in understanding the Company’s financial condition and results of operations.

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

The following is a reconciliation of Net Income (Loss) to Adjusted EBITDA for the three months ended March 31, 2007 and 2006, respectively. Adjusted EBITDA includes corporate general and administrative expenses of $846,553 and $419,965, respectively, for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(519,964)	$(258,632)
Add (deduct):
Stock-based compensation	495,093	129,914
Increase in deferred rent liability	1,305	24,694
Depreciation and amortization	45,258	38,170
Amortization of intangible assets	18,625	-
Amortization of prepaid accounting fees	-	8,758
Interest income	(7,498)	-
Interest expense, including amortization of discount on debt of $0 and $64,416 in 2007 and 2006, respectively	6,685	151,277
Other income	-	(6,667)
Adjusted EBITDA	$39,504	$87,514

Adjusted EBITDA for the three months ended March 31, 2007 is net of merger integration cost of $150,000 paid in cash related to the acquisition of Any Event.

Results of Operations - Three Months Ended March 31, 2007 and 2006:

Revenues. Revenues from all sources were $1,747,163 for the three months ended March 31, 2007, as compared to $1,035,720 for the three months ended March 31, 2006, an increase of $711,443 or 68.7%. Revenues from ticket commissions and fees were $1,697,043 for the three months ended March 31, 2007, as compared to $1,035,720 for the three months ended March 31, 2006, an increase of $661,323 or 63.9%. Revenues increased in 2007 as compared to 2006 as a result of several factors, including higher quality show tickets, increased customer demand for tickets, and new sources of revenue including discount golf, dinner reservations and premium ticket sales. The Company sold 150,306 discounted show tickets during the three months ended March 31, 2007, as compared to 117,455 discounted show tickets during the three months ended March 31, 2006, an increase of 32,851 tickets or 28.0%. Commissions and fees were earned on the gross sales value of discounted show tickets sold to customers of $7,201,894 for the three months ended March 31, 2007, as compared to $4,164,521 for the three months ended March 31, 2006, an increase of $3,037,373 or 72.9%. Revenues by category were as follows:

Discounted show tickets	$1,590,264
Discounted golf reservations	69,795
Premium event tickets	50,120
Dinner reservations	36,984
$1,747,163

The Company expects that revenues from premium event tickets will be a significant component of revenues in the near-term.

Costs of Revenues. Costs of revenues were $714,449 for the three months ended March 31, 2007, as compared to $455,033 for the three months ended March 31, 2006, an increase of $259,416 or 57.0%. Costs of revenues decreased to 40.9% of revenues in 2007, as compared to 43.9% of revenues in 2006, as a result of a slower rate of increase in direct costs of revenues as compared to the growth in revenues in 2007 as compared to 2006. Direct costs of revenues increased on an absolute basis in 2007 as compared to 2006 as a result of an increase in contingent rent expense resulting from achieving a significant revenue increase from ticket sales, and as a result of an increase in personnel costs resulting from the hiring of additional employees.

Direct costs of revenue consist primarily of rent at all Las Vegas locations and employee costs related to the Company’s ticketing operations in Las Vegas.

Gross Profit. Gross profit was $1,032,714 or 59.1% of revenues for the three months ended March 31, 2007, as compared to $580,687 or 56.1% of revenues for the three months ended March 31, 2006.

Selling and Marketing Expenses. Selling and marketing expenses were $255,407 for the three months ended March 31, 2007, as compared to $131,475 for the three months ended March 31, 2006, an increase of $123,932 or 94.3%. Selling and marketing expenses increased to 14.6% of revenues for the three months ended March 31, 2007, as compared to 12.7% of revenues for the three months ended March 31, 2006. Selling and marketing expenses increased in 2007 as compared to 2006 as a result of efforts by the Company to increase the exposure of its business activities in the marketplace through additional magazine and internet advertising, as well as increased depreciation and amortization.

Included in selling and marketing expenses is depreciation and amortization for the three months ended March 31, 2007 and 2006 of $63,883 and $38,170, respectively. The increase in depreciation and amortization in 2007 as compared to 2006 is primarily the result of an increase in property and equipment acquired to support the Company’s Las Vegas operations and the amortization of marketing related intangible assets acquired in conjunction with the acquisitions of Stand-By Golf Las Vegas and Any Event.

Selling and marketing expenses include advertising and promotional costs related to the Company’s business activities. The Company expects selling and marketing expenses to increase significantly in future periods as a result of the Company increasing its efforts to advertise and promote its dinner and golf reservation operations and to expand the sales of tickets through Any Event.

General and Administrative Expenses. General and administrative expenses were $1,048,084 for the three months ended March 31, 2007, as compared to $563,234 for the three months ended March 31, 2006, an increase of $484,850 or 86.1%, primarily as a result of increases in stock-based compensation, consulting fees, merchant fees and corporate staffing costs. Included in general and administrative expenses were stock-based consulting and advisory fees and compensation costs of $395,093 for the three months ended March 31, 2007 (including $42,717 to officers and directors), as compared to $129,914 for the three months ended March 31, 2006 (including $80,514 to officers and directors).

Primarily as a result of the increase in stock-based compensation costs in 2007 as compared to 2006, general and administrative expenses increased to 60.0% of revenues for the three months ended March 31, 2007, as compared to 54.4% of revenues for the three months ended March 31, 2006.

Significant components of general and administrative expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs.

Merger Integration Cost Related to Any Event. Effective March 14, 2007, the Company engaged Timothy Bordonaro, the former president of the immediate predecessor to Any Event, as a consultant for a period of 90 days to assist the Company to integrate and transition the business and assets purchased from Any Event. As consideration for Mr. Bordonaro’s services, the Company paid Mr. Bordonaro $150,000 in cash and issued him 25,000 shares of restricted common stock valued at $4.00 per share (aggregate value $100,000), which approximated market value on the date of issuance. The aggregate value of such consideration of $250,000 was charged to operations as merger integration cost during the three months ended March 31, 2007.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $520,777 for the three months ended March 31, 2007, as compared to a loss from operations of $114,022 for the three months ended March 31, 2006.

Interest Income. Interest income was $7,498 for the three months ended March 31, 2006. There was no interest income for the three months ended March 31, 2006.

Other Income. Other income was $6,667 for the three months ended March 31, 2006. There was no other income for the three months ended March 31, 2007.

Interest Expense. Interest expense was $6,685 for the three months ended March 31, 2007, as compared to $151,277 for the three months ended March 31, 2006, a decrease of $144,592, primarily as a result of the repayment of debentures and notes payable in 2006.

Net Loss. As a result of the aforementioned factors, net loss was $519,964 for the three months ended March 31, 2007, as compared to a net loss of $258,632 for the three months ended March 31, 2006.

Liquidity and Capital Resources - March 31, 2007:

During the last few years, the Company has relied on the proceeds from the sale of its debt and equity securities, capital leases, and loans from both unrelated and related parties to provide the resources necessary to fund and operate its business activities.

During the year ended December 31, 2006, the Company’s operations experienced substantial and consistent improvement, which trends continued during the three months ended March 31, 2007. Based on the Company’s current cash resources and operating trends, both internal and external, the Company believes that it has sufficient working capital resources to fund its cash requirements at existing operating levels for the foreseeable future. However, the Company expects that its premium event ticketing business will require additional capital to support its development, which the Company expects to fund through a combination of debt and equity, from both related and unrelated parties. In this regard, during April 2007, the Company borrowed $2,000,000 from Joe Marsh, a shareholder of the Company, under a one-year unsecured note with interest at 8% per annum. During the term of the loan, Mr. Marsh will have the right to convert the loan into an investment in a subsequent private placement that the Company may conduct.

The Company is currently evaluating opportunities to raise additional capital through a credit facility and a private placement of its securities to fund the development and expansion of its business.

Operating Activities. Operating activities utilized cash of $439,865 during the three months ended March 31, 2007, as compared to providing $447,455 of cash during the three months ended March 31, 2006, primarily as a result of a significant investment in ticket purchases for its new premium event ticketing business during March 2007. At March 31, 2007, the Company had cash of $1,149,700, as compared to cash of $1,943,532 at December 31, 2006.

The Company had a working capital deficiency of $174,223 at March 31, 2007, as compared to a working capital surplus of $44,547 at December 31, 2006, primarily as a result of deferred ticket revenue of $339,357 at March 31, 2007 that the Company expects to recognize as revenue in the subsequent quarter.

Investing Activities. For the three months ended March 31, 2007, investing activities utilized net cash of $489,393, consisting of the purchases of property and equipment of $93,069, the purchase of ticket inventory from Any Event of $96,324, and the acquisition of Any Event of $300,000. For the three months ended March 31, 2006, investing activities utilized cash of $6,229 for the purchases of property and equipment.

Financing Activities. For the three months ended March 31, 2007, financing activities provided net cash of $135,426, consisting of the net proceeds from the exercise of options and warrants of $148,500, reduced by payments on capital lease obligations of $13,074. For the three months ended March 31, 2006, financing activities utilized net cash of $201,145, consisting of payments on notes payable of $9,802, payments on capital lease obligations of $23,010, and principal payments on convertible debentures of $168,333.

Principal Commitments:

At March 31, 2007, the Company did not have any material commitments for capital expenditures. However, from April 1, 2007 through May 11, 2007, in conjunction with the development of its premium event ticketing business, the Company entered into various consulting agreements providing for aggregate cash payments of $1,666,667, the issuance of 250,000 shares of common stock with a deemed value of $4.00 per share and a three-year warrant to purchase 1,000,000 shares of common stock exercisable at $5.35 per share.

The Company’s principal commitments for the next five fiscal year periods consisted of contractual commitments as summarized below.

		Payments Due by Years Ending December 31,
Contractual cash obligations	Total	2007	2008	2009	2010	2011
		(Nine Months)

Employment agreements (1)	$826,343	$282,750	$396,800	$133,460	$13,333	$-

Capital lease obligations	228,385	55,370	59,826	55,247	57,942	-

Operating lease obligations	2,938,115	711,583	915,498	836,330	430,848	43,856

Total contractual cash obligations	$3,992,843	$1,049,703	$1,372,124	$1,025,037	$502,123	$43,856

______________________________________________

(1) Base compensation only; does not include any performance bonuses or earn-outs.

Off-Balance Sheet Arrangements:

At March 31, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in other factors that could have materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any pending or threatened legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company issued 92,500 shares of common stock to outside consultants valued at prices ranging from $3.75 per share to $5.10 per share, with an aggregate market value of $376,876. The shares were recorded at their fair market value, which was determined based on the closing market price of the common stock at the date of the respective agreement, and which was charged to operations as general and administrative expense during the three months ended March 31, 2007. Included in the issuance of these shares are 25,000 shares issued to Timothy Bordonaro valued at $100,000 (see below) and agreements with two consultants to provide strategic advisory services to the Company over a two-year period, which provide for each consultant to receive 150,000 shares of common stock vesting monthly over the term of the respective agreements. During the three months ended March 31, 2007, 37,500 shares of common stock had vested and were recorded at their approximate fair market value, as adjusted monthly, of $161,876, and were charged to operations as general and administrative expense during the three months ended March 31, 2007.

During the three months ended March 31, 2007, the Company issued 454,291 shares of common stock upon the exercise of warrants to acquire 459,796 shares of common stock for total proceeds of $148,500, as summarized below.

(1) On February 2, 2007, Mitch Francis, the Company’s President and Chief Executive Officer, exercised (on a cashless basis) a previously issued warrant for 109,796 shares of common stock with an exercise price of $0.13 per share. Accordingly, the aggregate exercise price of $14,273 was paid through the surrender and cancellation of 3,005 shares with a fair market value on the date of exercise of $4.75 per share, which resulted in the issuance of 106,791 shares of common stock.

(2) On March 19, 2007, an accredited investor exercised (on a cashless basis) a previously issued warrant for 20,000 shares of common stock with an exercise price of $0.50 per share. Accordingly, the aggregate exercise price of $10,000 was paid through the surrender and cancellation of 2,500 shares with a fair market value on the date of exercise of $4.00 per share, which resulted in the issuance of 17,500 shares of common stock.

(3) During the three months ended March 31, 2007, the Company issued 330,000 shares of common stock to other individuals upon the exercise of previously issued warrants at exercise prices ranging from $0.25 per share to $0.50 per share and received cash proceeds of $148,500.

Effective March 14, 2007, pursuant to an Asset Purchase Agreement between the Company and John’s Tickets LLC, dba Any Event Tickets (“Any Event”), the Company acquired most of the tangible and intangible assets of Any Event. As partial consideration, the Company issued 137,500 shares of restricted common stock to the seller valued at $4.00 per share, which approximated market value on the date of issuance.

Effective March 14, 2007, the Company engaged Timothy Bordonaro, the former president of the immediate predecessor to Any Event, as a consultant for a period of 90 days to assist the Company to integrate and transition the business and assets purchased from Any Event. As consideration for Mr. Bordonaro’s services, the Company paid Mr. Bordonaro $150,000 in cash and issued him 25,000 shares of restricted common stock valued at $4.00 per share (aggregate value $100,000), which approximated market value on the date of issuance. The aggregate value of such consideration of $250,000 was charged to operations as merger integration cost during the three months ended March 31, 2007.

On March 12, 2007, the Company granted to Sam Georges, a newly-appointed non-officer director of the Company, a non-plan option to acquire 10,000 shares of common stock exercisable at $4.00 per share for a period of five years, which was fully vested at issuance. The fair value of such stock option of $30,800, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the three months ended March 31, 2007.

The shares of common stock and stock options acquired by officers, employees, consultants and/or investors were issued without registration pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

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

TIX CORPORATION
(Registrant)
Date: May 17, 2007	By:	/s/ MITCH FRANCIS
Mitch Francis Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit
Number	Description of Document

3.1	Certificate of Incorporation, as filed with the State of Delaware on April 6, 1993 (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on August 31, 1993 (1)
3.3	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on September 16, 1996 (1)
3.4	Fourth Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware, effective March 3, 2005 (2)
3.5	Bylaws of the Company (1)
10.32	Asset Purchase Agreement between Tix Corporation and John’s Tickets, LLC, dba Any Event Tickets, effective March 14, 2007 (3)
10.33	Employment Agreement between Tix Corporation and John Pirample effective March 14, 2007 (3) (C)
10.34	Consulting Agreement between Tix Corporation and Timothy Bordonaro effective March 14, 2007 (3) (C)
31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1) Previously filed as an Exhibit to the Company’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on June 16, 1997, and incorporated herein by reference.
(2) Previously filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007, and incorporated herein by reference.
(4) Filed herewith.

(C) Indicates compensatory plan, agreement or arrangement.