Form 10QSB
period 2007-06-30
Tix CORP
filed 2007-08-20
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of June 30, 2007, the Company had 19,703,481 shares of common stock, $0.08 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, whether as a result of new information, future events or otherwise.

Tix Corporation and Subsidiaries

Tix Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

Assets

	June 30,	December 31,
	2007	2006
	(Unaudited)

Current assets:
Cash	$3,594,886	$1,943,532
Account receivable	372,340	-
Ticket inventory	684,426	-
Due from seller of Any Event	14,950	-
Prepaid expenses and other current assets	520,470	39,547

Total current assets	5,187,072	1,983,079

Property and equipment:
Office equipment and furniture	440,725	221,083
Equipment under capital lease	386,494	386,494
Leasehold improvements	260,912	260,913
	1,088,131	868,490
Less accumulated depreciation and amortization	(469,094)	(369,889)
Total property and equipment, net	619,037	498,601

Other assets:
Intangible assets:
Customer relationships, net	546,472	60,278
Contract commitments, net	119,333	23,333
Marketing-related, net	67,708	-
Technology-based, net	90,278	-
Deposits	125,032	66,666

Total other assets	948,823	150,277

	$6,754,932	$2,631,957

(continued)

Tix Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

Liabilities and Stockholders’ Equity

	June 30,	December 31,
	2007	2006
	(Unaudited)

Current liabilities:
Accounts payable and accrued liabilities	$1,297,303	$1,885,145
Current portion of capital lease obligations	47,029	53,387
Deferred ticket revenues	391,230	-
Note payable, stockholder	2,000,000	-

Total current liabilities	3,735,562	1,938,532

Non-current liabilities:
Capital lease obligations, less current portion	120,101	140,592
Deferred rent	180,658	174,779

Total non-current liabilities	300,759	315,371

Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $0.08 par value; 100,000,000 shares authorized;
19,703,481 shares and 18,440,305 shares issued and outstanding
at June 30, 2007 and December 31, 2006, respectively	1,576,279	1,475,225
Common stock subscriptions	2,745,000	-
Additional paid-in capital	20,488,541	14,277,663
Accumulated deficit	(22,091,209)	(15,374,834)
Total stockholders’ equity	2,718,611	378,054
	$6,754,932	$2,631,957

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2007	2006

Revenues	$4,711,732	$1,292,497

Costs and expenses:
Direct costs of revenue	2,909,777	498,350
Selling and marketing expenses	305,573	142,775
General and administrative expenses, including
stock-based compensation costs of $5,118,341 in
2007 and $114,317 in 2006 (including $57,216 and
$61,417 to officers and directors in 2007 and 2006,
respectively)	7,662,062	556,674

Total costs and expenses	10,877,412	1,197,799
Income (loss) from operations	(6,165,680)	94,698
Other income (expense):
Interest income	4,415	535
Other income	4,183	35,974
Interest expense	(39,329)	(90,950)
Other expense, net	(30,731)	(54,441)
Net income (loss)	$(6,196,411)	$40,257

Net income (loss) per common share - basic and diluted	$(0.32)	$0.00

Weighted average common shares outstanding -
Basic	19,374,693	13,912,097
Diluted	19,374,693	14,623,383

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2007	2006

Revenues	$6,458,895	$2,328,217

Costs and expenses:
Direct costs of revenue	3,624,226	953,383
Selling and marketing expenses	560,980	274,250
General and administrative expenses, including
stock-based compensation costs of $5,613,433 in
2007 and $244,231 in 2006 (including $99,932 and
$141,930 to officers and directors in 2007 and 2006,
respectively)	8,710,146	1,119,908
Merger integration cost related to Any Event, including
stock-based costs of $100,000	250,000	-

Total costs and expenses	13,145,352	2,347,541
Loss from operations	(6,686,457)	(19,324)
Other income (expense):
Interest income	11,913	535
Other income	4,183	42,641
Interest expense	(46,014)	(242,227)
Other expense, net	(29,918)	(199,051)
Net loss	$(6,716,375)	$(218,375)

Net loss per common share - basic and diluted	$(0.35)	$(0.02)

Weighted average common shares outstanding - basic and diluted	19,042,164	12,729,301

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2007

			Additional	Common		Total
	Common stock		Paid-in	Stock	Accumulated	Stockholder’s
	Shares	Amount	Capital	Subscriptions	Deficit	Equity
Balance, January 1, 2007	18,440,305	$1,475,225	$14,277,663	$-	$(15,374,834)	$378,054

Issuance of common stock to consultants	380,000	30,400	1,892,100	-	-	1,922,500

Issuance of common stock to officers	108,334	8,666	15,166	-	-	23,832

Issuance of common stock upon exercise of warrants and options	637,342	50,988	97,512	-	-	148,500

Issuance of common stock for acquisition of Any Event	137,500	11,000	539,000	-	-	550,000

Issuance of warrants and options to director	-	-	76,100	-	-	76,100

Issuance of warrants and options to employee	-	-	151,000	-	-	151,000

Issuance of warrants to consultant	-	-	3,440,000	-	-	3,440,000

Stock subscriptions - pending offering	-	-	-	2,745,000	-	2,745,000

Net loss for the period	-	-	-	-	(6,716,375)	(6,716,375)

Balance, June 30, 2007	19,703,481	$1,576,279	$20,488,541	$2,745,000	$(22,091,209)	$2,718,611

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(6,716,375)	$(218,375)
Adjustments to reconcile net loss to cash provided by (used in)
operating activities:
Depreciation and amortization	99,202	77,905
Amortization of intangible assets	84,820	-
Common stock, warrants and stock options issued for services	5,613,433	193,800
Amortization of prepaid accounting fee	-	8,758
Amortization of deferred compensation	-	50,431
Amortization of deferred loan costs	-	64,416
Changes in operating assets and liabilities, net of effect from acquisition of Any Event:
(Increase) decrease in:
Accounts receivable	(387,290)	-
Ticket inventory	(588,102)	-
Prepaid expenses and other current assets	(480,923)	4,125
Deposits	(58,365)	9,583
Increase (decrease) in:
Accounts payable and accrued expenses	(587,842)	83,805
Deferred revenue	391,230	-
Deferred rent	5,879	34,388
Net cash provided by (used in) operating activities	(2,624,333)	308,836

Cash flows from investing activities:
Purchases of property and equipment	(194,640)	(39,230)
Purchase of ticket inventory from Any Event	(96,324)	-
Acquisition of Any Event	(300,000)	-
Net cash used in investing activities	(590,964)	(39,230)

Cash flows from financing activities:
Payments on notes payable	-	(17,388)
Proceeds from note payable, stockholder	2,000,000	-
Proceeds from common stock subscriptions	2,745,000	-
Payments on capital lease obligations	(26,849)	(45,555)
Payments on convertible debentures	-	(336,667)
Net proceeds from sale of common stock and warrants	-	603,000
Net proceeds from exercise of options and warrants	148,500	40,000
Net cash provided by financing activities	4,866,651	243,390
Cash:
Net increase	1,651,354	512,996
Balance at beginning of period	1,943,532	315,763
Balance at end of period	$3,594,886	$828,759

(continued)

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
	2007	2006

Supplemental disclosures of cash flow information:
Cash paid for -
Income taxes	$-	$-
Interest	$32,681	$102,170

Non-cash investing and financing activities:
Issuance of common stock for accounts payable	$-	$74,143
Issuance of common stock upon conversion of
convertible debenture	-	25,000
Issuance of common stock valued at $550,000 in
conjunction with acquisition of Any Event,
allocated to fixed assets and intangible assets	550,000	-
Issuance of common stock to officers	-	143,000

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months and Six Months Ended June 30, 2007 and 2006

1. Organization and Basis of Presentation

Basis of Presentation:

The accompanying condensed consolidated financial statements include the operations of Tix Corporation and its wholly-owned subsidiaries (the “Company”). Intercompany transactions and balances are eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2007, the results of operations for the three months and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006. The consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements as of that date.

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

The Company’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

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

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: the Hawaiian Marketplace Shopping Center at the South end of the Strip; the Fashion Show Mall Strip entrance in front of Neiman-Marcus, directly across the street from the new Wynn Resort at the middle of the Strip; at the North Strip, just south of the Riviera Hotel; and a downtown Las Vegas facility in the Four Queens Hotel, fronting onto the Fremont Street Experience. These four ticketing locations are in leased facilities. The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada, which is also a leased facility.

During the three months ended September 30, 2006, as an adjunct to its Las Vegas show ticketing business, the Company launched its Tix4Dinner operations from the same locations as the sale of discount show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the reservation.

On December 1, 2006, the Company introduced its Tix4Stand-byGolf discount golf reservation business through the acquisition of Stand-By Golf Las Vegas (see Note 4). Stand-By Golf Las Vegas has operated in the Las Vegas area for approximately ten years, offering tee-time bookings to approximately 30 area golf courses at significant discounts. The Company markets its golf offerings at its four Las Vegas ticketing facilities, online and at its Las Vegas office.

On March 14, 2007, the Company acquired Any Event, an online ticket broker (see Note 3). This acquisition was instrumental in establishing the Company in the online and offline premium ticketing business for sporting events, concerts and other cultural events throughout the United States. Tickets are generally sold at a premium over face value. The Company operates Any Event from its offices in Las Vegas, Nevada. In June 2007, the Company closed the Any Event office in Cleveland, Ohio.

Revenue Recognition, Presentation and Concentrations:

The Company's Las Vegas discount show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of discounted Las Vegas show tickets at the time the tickets are paid for and delivered to the customers. The Company charges a commission to the show based on the face value of the tickets sold. The Company charges a transaction fee to the customer on a per-ticket basis. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with these sales transactions, as payment is collected at the time of sale.

Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time that the reservations are made. Tix4Dinner charges the customer a fee to book the reservation. The Company currently does not have accounts receivable or accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant.

Tix4Stand-byGolf recognizes as revenue the difference between how much it charges its customers for tee-times and how much it pays golf courses for tee-times. The revenue per tee-time, as well as the cost per tee-time, varies depending on the desirability of the golf course and tee-time, weather, time of year and several other factors. Revenue per tee-time is significantly higher when tee-times are guaranteed or pre-bought in large quantities. These guarantees or pre-buys are being provided by the former owners of Stand-By Golf Las Vegas in accordance with the terms of the purchase agreement. Tix4Stand-byGolf only pays the former owners for tee-times actually sold to customers, at their actual cost, and does not provide any advance payments. This arrangement can be terminated at any time by the Company without obligation. Although tee-times are generally sold the day before or the day of the tee-time, tee-times may be booked in advance. Revenue is not recognized until the day of the tee-time. The Company does not have any accounts receivable associated with this business, as all transactions are done by credit card.

Any Event recognizes as revenue the gross amount from the sale of tickets that it owns. Any Event bears the risk of economic loss if the tickets are not sold by the date that the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. Any Event does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale. However, sales transactions with other ticket brokers may be conducted on a credit basis, which would generate accounts receivable.

During the three months ended June 30, 2007, no hotel showrooms accounted for 10% or more of revenues, and during the three months ended June 30, 2006, three hotel showrooms accounted for 13.9%, 10.6%, and 10.1% of revenues, respectively. During the six months ended June 30, 2007 no hotel showrooms accounted for 10% or more of revenues, and during the six months ended June 30, 2006, one hotel showroom accounted for 11.0% of revenues.

Intangible Assets and Long-Lived Assets:

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Accordingly, with respect to the acquisitions of Stand-By Golf Las Vegas (see Note 4) and Any Event (see Note 3), all of the acquired intangible assets are being amortized over a period of three years, except for $100,000 of contract-based intangible assets allocated to the right to purchase season tickets recognized in conjunction with the acquisition of Any Event, which has an indefinite life and is reviewed for impairment periodically. Asset allocations and amortization periods with respect to these transactions were determined by an independent valuation firm. A summary of intangible assets is presented at Note 5.

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

There was no impairment of long-lived assets during the three months and six months ended June 30, 2007.

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

Reclassification:

Certain amounts have been reclassified from their presentation in 2006 to conform to the current year’s presentation, including depreciation and amortization expense of $39,735 and $77,905 for the three months and six months ended June 30, 2006, respectively, which has been included in selling and marketing expenses. Such reclassifications did not have any effect on net income (loss) from operations, net income (loss) or cash flows.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months and six months ended June 30, 2007 and the six months ended June 30, 2006 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months and six months ended June 30, 2007 and six months ended June 30, 2006. During the three months ended June 30, 2006 these potentially dilutive securities were included in the calculation of earnings per share. At June 30, 2007, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 3,641,500 shares. At June 30, 2006, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 3,105,684 shares.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry-forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating loss and tax credit carry-forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

2. Recent Accounting Pronouncements

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

3. Acquisition of Any Event

Effective March 14, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with John’s Tickets, LLC, an Ohio limited liability company dba Any Event Tickets (“Any Event”). Any Event is a national event ticket broker located in Las Vegas, Nevada that sells tickets for sporting events, concerts, tours and theater. Pursuant to the Agreement, the Company purchased the domain name “http://anyevent.com”, the contents of the website “http://anyevent.com”, the inventory of sporting events, concerts and tours, and theatre tickets outstanding as of the date of the Agreement, the phone number 1-800-ANYEVENT, and all existing contracts by and between Any Event and other existing box offices, theatres and brokers, pursuant to which Any Event acquires its ticket inventory.

In connection with this transaction, effective March 14, 2007, the Company entered into an employment agreement with John Pirample, sole member of Any Event, pursuant to which Mr. Pirample agreed to provide his exclusive services to the Company as its Premium Ticket Manager through February 28, 2010. Mr. Pirample receives a base annual salary of $80,000 and 10% of EBITDA relating to the sale of tickets that are sold above face value, provided that such incentive compensation does not exceed $200,000 per year as defined. During the three months and six months ended June 30, 2007 the Company accrued $35,000 with respect to this incentive compensation, which was charged to operations as general and administration expenses.

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

Effective March 14, 2007, the Company engaged Timothy Bordonaro, the former president of the immediate predecessor to Any Event, as a consultant for a period of 90 days to assist the Company to integrate and transition the business and assets purchased from Any Event. As consideration for Mr. Bordonaro’s services, the Company paid Mr. Bordonaro $150,000 in cash and issued him 25,000 shares of restricted common stock valued at $4.00 per share (aggregate value $100,000), which approximated market value on the date of issuance. The aggregate value of such consideration of $250,000 was charged to operations as merger integration cost during the six months ended June 30, 2007.

4. Acquisition of Stand-By Golf Las Vegas

On December 1, 2006, the Company acquired most of the tangible and intangible assets of Stand-By Golf Las Vegas, pursuant to the Agreement of Purchase and Sale, as amended, between the Company and the sellers. Stand-By Golf Las Vegas offers tee-time bookings to approximately 30 Las Vegas area golf courses at significant discounts.

As consideration for the acquisition, the Company was required to issue shares of restricted common stock to the sellers, with a value at the close of trading on the closing date of $100,000, based upon the average closing bid price per share for the ten days prior to closing. As a result, the Company issued 26,546 shares of common stock at a value of $3.767 per share. However, if the market value of the 26,546 shares of common stock on December 1, 2007 is less than $100,000, the Company is obligated to issue additional shares to the sellers until the market value of all shares issued to the sellers equals $100,000. However, such additional shares issuable will not have a value of less than $1.50 per share in determining how many additional shares would be issued in such circumstances. The Company’s common stock closed at $5.70 on June 29, 2007, the last trading day for the three months ended June 30, 2007, as a result of which the 26,546 shares had an aggregate value in excess of $100,000 at June 30, 2007.

In addition, subject to certain conditions, the Company also provided additional performance based earn-outs to the sellers in the form of cash and common stock, payable during calendar years 2007, 2008 and 2009. The earn-out is based upon defined net revenues, which will be determined by subtracting deemed operational expenses from the gross revenue from the golf reservation business, as follows:

January 1, 2007 - December 31, 2007 (Year 1): For each additional dollar of net revenues, the Company will issue two dollars worth of shares of restricted common stock to sellers. This stock will be valued at the average closing bid price for the ten days prior to December 31, 2007, but in no event will the stock price used be less than $2.00 per share. During 2007 only, the first $25,000 net revenue increase shall be payable to sellers in the form of $50,000 cash. During 2007, the yearly operational expenses are deemed to be $100,000.

January 1, 2008 - December 31, 2008 (Year 2): For each additional dollar of net revenues, the Company will issue two dollars worth of shares of restricted common stock to sellers. This stock will be valued at the average closing bid price for the ten days prior to December 31, 2008, but in no event will the stock price used be less than $2.00 per share. During 2008, the yearly operational expenses are deemed to be $115,000.

January 1, 2009 - December 31, 2009 (Year 3): For each additional dollar of net revenues, the Company will issue two dollars worth of shares of restricted common stock to sellers. This stock will be valued at the average closing bid price for the ten days prior to December 31, 2009, but in no event will the stock price used be less than $2.00 per share. During 2009, the yearly operational expenses are deemed to be $130,000.

As of June 30, 2007, none of the Year 1 earn-out milestones had been met.

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

5. Intangible Assets

The following table summarizes the Company’s identifiable intangible assets at June 30, 2007 and December 31, 2006, all of which was recorded in conjunction with the acquisitions of Stand-By Golf in December 2006 and Any Event in March 2007.

	Balance, December 31,		Amount Charged to Amortization	Balance, June 30,
	2006	Additions	Expense	2007
Customer relationships	$60,278	$550,000	$(63,806)	$546,472
Contract commitments	23,333	100,000	(4,000)	119,333
Marketing-related	-	75,000	(7,292)	67,708
Technology-based	-	100,000	(9,722)	90,278
Total	$83,611	$825,000	$(84,820)	$823,791

Total amortization expense related to intangible assets for the three months and six months ended June 30, 2007 was $66,195 and $84,820, respectively. Total estimated amortization expense with respect to intangible assets for the remainder of 2007 though 2010 is as follows:

Years Ending December 31,
2007 (six months)	$135,167
2008	270,333
2009	269,667
2010	48,624
Total	$723,791

All of such intangible assets are being amortized over a period of three years, except for $100,000 of contract-based intangible assets allocated to the right to purchase season tickets recognized in conjunction with the acquisition of Any Event (see Note 3), which has an indefinite life and is reviewed for impairment periodically.

6. Equity-Based Transactions

Three and Six Months Ended June 30, 2006:

On January 18, 2006, the Company entered into an agreement with Kimberly Simon, its Chief Operating Officer, that provides for her to receive a bonus in the form of a warrant for 100,000 shares of common stock, exercisable for a period of five years at $0.36 per share (the fair market value on the date of the agreement), that vests only in the event that the gross number of tickets sold in 2006 was at least equal to 125% of the gross number of tickets sold in 2005. As of June 30, 2006, the Company determined that it was more likely than not that such vesting milestone would be met. Accordingly, the fair value of such warrant of $70,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations over the six-month period commencing July 1, 2006 and ending December 31, 2006.

On February 23, 2006, the Company issued 230,000 shares of common stock to Erick Richardson, a partner in the law firm of Richardson & Patel LLC, under the Consultant Stock Plan, with an approximate fair market value of $74,143 ($0.32 per share) as payment for accrued legal fees.

On February 27, 2006, the Company entered into a settlement agreement with Advantage Capital Development Corp. (“Advantage”), whereby the Company agreed to honor the $25,000 conversion notice previously submitted by Advantage, issue such conversion shares, and reduce the balance accordingly on the 5% secured convertible debentures. As a result, the Company issued 93,563 shares of common stock to Advantage with a fair market value of $25,000, based on a conversion price of $0.2672 per share.

On March 13, 2006, the Company issued 50,000 shares of common stock to Kimberly Simon, its Chief Operating Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense during the six months ended June 30, 2006.

On March 13, 2006, the Company issued a total of 120,000 shares of common stock to its non-officer employees as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $26,400 ($0.22 per share) and were charged to operations as general and administrative expense during the six months ended June 30, 2006.

On March 13, 2006, the Company issued 25,000 shares of common stock to a consultant for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $5,500 ($0.22 per share) and were charged to operations as general and administrative expense during the six months ended June 30, 2006.

On March 13, 2006, the Company issued a total of 300,000 shares of common stock to its two non-officer directors for services, consisting of 150,000 shares to Benjamin Frankel and 150,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $66,000 ($0.22 per share) and were charged to operations as general and administrative expense during the six months ended June 30, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. During the three months and six months ended June 30, 2007, 12,500 shares and 25,000 shares of common stock had vested, respectively, as a result of which $2,750 and $5,500, respectively, was charged to operations.

During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. During the three months and six months ended June 30, 2007, 41,667 shares and 83,334 shares of common stock had vested, respectively, as a result of which $9,166 and $18,332, respectively, was charged to operations.

During April 2006, the Company entered into a consulting agreement for investor relations and strategic planning services.  The Company issued 50,000 shares of common stock, which were recorded at their fair value of $16,000 ($0.32 per share) and were charged to operations during the three months and six months ended June 30, 2006.

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

During the three months ended June 30, 2006, the Company raised additional equity capital through the sale of units in a private placement to accredited investors at $0.25 per unit, with each unit consisting of one share of restricted common stock and a warrant to purchase one-half share of common stock, exercisable at $0.50 per share for a period of 24 months. The shares and warrants have limited piggyback registration rights.  The Company sold 2,480,000 units and received gross cash proceeds of $620,000, as a result of which the Company issued 2,480,000 shares of common stock and 1,240,000 warrants.  The Company paid a cash finder’s fee of $17,000 to Gang Consulting with respect to such equity offering, which was recorded as a reduction to additional paid-in capital during the three months ended June 30, 2006, as a result of which net cash proceeds from the private placement through June 30, 2006 were $603,000. At December 31, 2006, the net proceeds from this private placement totaled $1,003,000.

On June 30, 2005, the Company entered into a three-month consulting agreement with Wall Streets Inside Reporter, Inc. for marketing and strategic planning services, which provided for a monthly cash payment of $5,000 and the issuance of 140,000 shares of common stock.  The shares of common stock have piggyback registration rights.  The aggregate fair market value of such shares of $35,000 was reflected as deferred compensation in the stockholders’ equity section of the Company’s consolidated balance sheet.  The parties agreed that the services to be rendered pursuant to the consulting agreement would be provided beginning when the Company’s registration statement had been declared effective by the SEC.  Accordingly, the $35,000 was charged to operations over the three-month period commencing February 13, 2006 (the date that the Company’s registration statement was declared effective by the SEC) and ending May 13, 2006.

Three Months and Six Months Ended June 30, 2007:

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

During the six months ended June 30, 2007, the Company issued 380,000 shares of common stock to outside consultants valued at prices ranging from $3.75 per share to $5.70 per share, with an aggregate market value of $1,922,500. The shares were recorded at their fair market value, which was determined based on the closing market price of the common stock at the date of the respective agreement, and which was charged to operations as general and administrative expense in the amounts of $1,545,624 and $1,922,500 during the three months and six months ended June 30, 2007, respectively. Included in the issuance of these shares are 25,000 shares issued to Timothy Bordonaro valued at $100,000 (see Note 3) and agreements with two consultants to provide strategic advisory services to the Company over a two-year period, which provide for each consultant to receive 150,000 shares of common stock vesting monthly over the term of the respective agreements. During the three months and six months ended June 30, 2007, 37,500 shares and 75,000 shares of common stock had vested, respectively, and were recorded at their approximate fair market value, as adjusted monthly, of $208,124 and $370,000, respectively, and which were charged to operations as general and administrative expense.

During the six months ended June 30, 2007, the Company issued 108,334 shares of common stock to officers valued at $23,832 as follows:

(1) On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. During the three months and six months ended June 30, 2007, 12,500 shares and 25,000 shares of common stock had vested, respectively, as a result of which $2,750 and $5,500, respectively, was charged to operations.

(2) During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. During the three months and six months ended June 30, 2007, 41,667 and 83,334 shares of common stock had vested, respectively, as a result of which $9,166 and $18,332, respectively, was charged to operations.

During the six months ended June 30, 2007, the Company issued 637,342 shares of common stock upon the exercise of warrants to acquire 659,796 shares of common stock for total proceeds of $148,500 as follows:

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

(2) On March 19, 2007, an accredited investor exercised (on a cashless basis) a previously issued warrant for 20,000 shares of common stock with an exercise price of $0.50 per share. Accordingly, the aggregate exercise price of $10,000 was paid through the surrender and cancellation of 2,500 shares of common stock with a fair market value on the date of exercise of $4.00 per share, which resulted in the issuance of 17,500 shares of common stock.

(3) On June 27, 2007, an accredited investor exercised (on a cashless basis) a previously issued warrant for 200,000 shares of common stock with an exercise price of $0.50 per share. Accordingly, the aggregate exercise price of $100,000 was paid through the surrender and cancellation of 16,949 shares of common stock with a fair market value on the date of exercise of $5.90 per share, which resulted in the issuance of 183,051 shares of common stock.

(4) During the six months ended June 30, 2007, the Company issued 330,000 shares of common stock to other individuals upon the exercise of previously issued warrants at exercise prices ranging from $0.25 per share to $0.50 per share and received cash proceeds of $148,500.

During the six months ended June 30, 2007, the Company granted options valued in the amount of $76,100 as follows:

(1) On March 12, 2007, the Company granted to Sam Georges, a newly-appointed non-officer director of the Company, a non-plan option to acquire 10,000 shares of common stock exercisable at $4.00 per share for a period of five years, which was fully vested at issuance. The fair value of such stock option of $30,800, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the six months ended June 30, 2007. The assumptions used in the Black-Scholes option pricing model to calculate the fair value of the option were as follows:

Stock price on date of grant	$4.00
Risk-free interest rate	5.00%
Volatility	100.4%
Dividend yield	0%
Weighted average expected life (years)	5.00
Weighted average fair value of option	$3.08

(2) On June 7, 2007, the Company granted to Andy Pells, a director of the Company, an option to purchase 10,000 shares of common stock exercisable at $4.60 per share for a period of five years, which was fully vested at issuance. The fair value of such option of $45,300, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the three months ended June 30, 2007. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the option were as follows:

Stock price on date of grant	$5.70
Risk-free interest rate	5.00%
Volatility	100.4%
Dividend yield	0%
Weighted average expected life (years)	5.00
Weighted average fair value of option	$4.53

On May 5, 2007, the Company granted to a consultant a warrant to purchase 1,000,000 shares of common stock exercisable at $5.35 per share for a period of three years, which was fully vested at issuance. The fair value of such warrant of $3,440,000, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the three months ended June 30, 2007. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the warrant were as follows:

Stock price on date of grant	$5.35
Risk-free interest rate	5.00%
Volatility	100.4%
Dividend yield	0%
Weighted average expected life (years)	3.00
Weighted average fair value of option	$3.44

On November 6, 2006, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan, to its newly-hired director of business development, Craig Stein. On each of the first three year anniversary dates of his employment, as long as Mr. Stein remains an employee of the Company, options to acquire 100,000 shares of common stock will be granted to Mr. Stein on each of November 6, 2007, November 6, 2008 and November 6, 2009, respectively, with per share exercise prices of $2.02, $3.00 and $4.00, respectively. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $906,000. The Company is amortizing the fair value of such options over 36 months, and as a result, $75,500 and $151,000 was charged to operations as general and administrative expense during the three months and six months ended June 30, 2007, respectively.

A summary of stock option activity under the Company’s options plans for the six months ended June 30, 2007 is shown below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2006	451,500	$2.05	5.3
Granted	20,000	4.30
Exercised	-
Canceled/Expired	-
Options outstanding at June 30, 2007	471,500	$2.14	4.9
Options exercisable at June 30, 2007	171,500	$0.64	2.3

The intrinsic value of exercisable but unexercised in-the-money options at June 30, 2007 was $868,465.

At June 30, 2007, the unvested portion of the grant date fair value of stock options will be charged to operations over their remaining vesting periods as follows:

Years Ending December 31,
2007 (six months)	$498,584
2008	696,854
2009	260,070
Total	$1,455,508

As of June 30, 2007, the Company had warrants outstanding to purchase 3,170,000 shares of common stock at exercise prices ranging from $0.24 to $5.35 per share (weighted-average exercise price $2.07 per share).

7. Note Payable, Stockholder

On April 24, 2007, the Company borrowed $2,000,000 from Joseph Marsh, a stockholder of the Company, pursuant to an unsecured short-term note, with interest at 8%, per annum payable monthly. The note is due on or before April 1, 2008. During the term of the loan, Mr. Marsh has the right to convert the loan into an investment in any subsequent private placement that the Company may conduct.

8. Common Stock Subscriptions

At June 30, 2007, the Company was in the process of completing a private placement of its common stock and warrants to accredited investors and had received proceeds of $2,745,000, which have been reflected as common stock subscriptions in the shareholders’ equity section of the Company’s balance sheet at June 30, 2007. On July 31, 2007, the Company completed an interim closing of its private placement and raised gross proceeds of $12,564,000. Based on the purchase price of $4.75 per share, the Company issued 2,645,053 shares of restricted common stock, and warrants to purchase 1,322,526 shares of common stock, exercisable at $5.50 per share for a period of two years. It is anticipated that there will be one additional closing pursuant to the private placement subsequent to July 31, 2007.

9. Related Party Transactions

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

During the three months ended June 30, 2007 and 2006, the Company incurred fees to such accounting firm of $0 and $25,730, respectively. During the six months ended June 30, 2007 and 2006, the Company incurred fees to such accounting firm of $20,816 and $43,536, respectively.

During the six months ended June 30, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee with Mr. Frankel’s former firm of $8,758 at December 31, 2005.

During the six months ended June 30, 2007, the Company purchased golf tee-times through a seller of Stand-By Golf Las Vegas aggregating $419,786.

At June 30, 2007, the Company had amounts due from the seller of Any Event of $14,950, primarily for funds collected on behalf of the Company by the seller between March 14, 2007 and March 31, 2007.

10. Commitments and Contingencies

Effective March 1, 2006, the Company entered in a three-year employment agreement with Mitch Francis, its President and Chief Executive Officer, to serve as Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8%, standard benefits, and annual bonuses equal to 6% of the Company’s annual earnings in excess of $500,000 before taxes, depreciation and amortization, but after interest expense. Mr. Francis did not earn any bonus during the three months and six months ended June 30, 2007 or 2006. The agreement also provided that the Company issue to Mr. Francis 500,000 shares of restricted common stock within thirty days of March 1, 2006. The shares of common stock were issued on March 13, 2006. The shares of common stock are subject to a prohibition on being traded, encumbered or otherwise transferred, which restriction lapses in equal annual installments on March 13, 2007, 2008 and 2009. On the occurrence of a change in control of the Company, as defined, Mr. Francis will be entitled to, among other compensation, an amount equal to five times his annual base salary immediately prior to the change in control event.

At June 30, 2007 and December 31, 2006, the Company had bank certificates of deposit securing two bank letters of credit outstanding for $11,930 that had been issued to secure the Company’s obligations to two of its show ticket suppliers. At June 30, 2007 and December 31, 2006, there were no amounts outstanding under the letters of credit.

The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business.  The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

11. Income Taxes

At December 31, 2006, the Company had Federal net operating loss carry-forwards of approximately $10,000,000 expiring beginning in 2010 in varying amounts through 2025 and California state net operating loss carry-forwards of approximately $700,000 expiring beginning in 2013 in varying amounts through 2015.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of the Company’s net operating loss carry-forwards will likely be limited as a result of cumulative changes in stock ownership. As such, the Company recorded a 100% valuation allowance against its net deferred tax assets at June 30, 2007 and December 31, 2006.

As a result of the Company’s significant operating loss carry-forwards and the corresponding valuation allowance, no income tax benefit has been recorded at June 30, 2007 or December 31, 2006. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Three Months and Six Months Ended June 30,
	2007	2006
Tax benefit at statutory rate	(35)%	(35)%
Adjustments to change in valuation allowance	35	35
Effective tax rate	-%	-%

12. Subsequent Events

Effective July 5, 2007, in connection with a consulting agreement for investor relation services, the Company issued 200,000 shares of common stock.

On July 31, 2007, the Company completed an interim closing of the private placement and raised $12,564,000 in gross proceeds. Based on the purchase price of $4.75 per share, the Company issued 2,645,053 shares of restricted common stock, and warrants to purchase 1,322,526 shares of common stock, exercisable at $5.50 per share for a period of two years. It is anticipated that there will be one additional closing pursuant to the private placement subsequent to July 31, 2007.

Effective August 7, 2007, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Exhibit Merchandising LLC, an Ohio limited liability company (“EM”), and the members of EM (the “Members”), pursuant to which the Company agreed to purchase substantially all of the assets of EM (the “Purchased Assets”). The purchase price for the assets was $11,450,000 in cash and 5,000,000 shares of the Company’s restricted common stock. The Company also agreed to assume certain liabilities of EM. The closing of the acquisition (the “Closing”) occurred on August 8, 2007. The Purchased Assets were acquired by Exhibit Merchandising LLC, a newly-formed Nevada limited liability company wholly-owned by the Company (“EM Nevada”).

In connection with the Asset Purchase Agreement, the Company has entered into an employment agreement with Curtis Bechdel (the “Employment Agreement”) pursuant to which he will serve as Vice President, Operations, of EM Nevada for a three-year term, subject to extension. Mr. Bechdel will receive an initial base salary of $160,000 per year, an annual bonus to be determined and stock options to purchase 25,000 shares as of the closing date of the acquisition and on each anniversary thereof. The Company also entered into a two-year consulting agreement with Lee Marshall (the “Consulting Agreement”), pursuant to which Mr. Marshall agreed to act as a member of the Company’s transition, assimilation and operating team relating to the assets of EM and the operation of the business relating to the Purchased Assets. For his services, the Company agreed to pay Mr. Marshall 100,000 shares of the Company’s restricted common stock.

As a condition to the Closing, the Company entered into a voting agreement with Joseph Marsh, a stockholder of the Company prior to the Closing, pursuant to which, for a period of four years, Mr. Marsh granted the Company, through its board of directors, the right to vote all of his shares of common stock, including the shares acquired pursuant to the Asset Purchase Agreement, aggregating 3,524,627 shares.

Mr. Marsh was a shareholder and a noteholder (see Note 7) of the Company immediately prior to the completion of this transaction.

EM, based in Streetsboro, Ohio, is engaged in the business of product merchandise development and sales related to museum exhibits, including the King Tutankhamen and Real Pirates tours. EM sells themed souvenir posters, memorabilia and collector’s items in specialty stores set up for the duration of the tours’ presence at a particular museum.

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

The Company conducts the operations of Tix4Tonight at four locations in Las Vegas, Nevada: the Hawaiian Marketplace Shopping Center at the South end of the Strip; the Fashion Show Mall Strip entrance in front of Neiman-Marcus, directly across the street from the new Wynn Resort at the middle of the Strip; at the North Strip, just south of the Riviera Hotel; and a downtown Las Vegas facility in the Four Queens Hotel, fronting onto the Fremont Street Experience. These four ticketing locations are in leased facilities. The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada, which is also a leased facility.

During the three months ended September 30, 2006, as an adjunct to its Las Vegas show ticketing business, the Company launched its Tix4Dinner operations from the same locations as the sale of discount show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the reservation.

On December 1, 2006, the Company introduced its Tix4Stand-byGolf discount golf reservation business through the acquisition of Stand-By Golf Las Vegas. Stand-By Golf Las Vegas has operated in the Las Vegas area for approximately ten years, offering tee-time bookings to approximately 30 area golf courses at significant discounts. The Company markets its golf offerings at its four Las Vegas ticketing facilities, online and at its Las Vegas office.

On March 14, 2007, the Company acquired Any Event, an online ticket broker. This acquisition was instrumental in establishing the Company in the online and offline premium ticketing business for sporting events, concerts and other cultural events throughout the United States. Tickets are generally sold at a premium over face value. The Company operates Any Event from its offices in Las Vegas, Nevada. In June 2007, the Company closed the Any Event office in Cleveland, Ohio.

Recent Developments:

Subsequent to June 30, 2007, the Company entered into the following significant transactions:

On July 31, 2007, the Company completed an interim closing of its private placement and raised $12,564,000 in gross proceeds. Based on the purchase price of $4.75 per share, the Company issued 2,645,053 shares of restricted common stock, and warrants to purchase 1,322,526 shares of common stock, exercisable at $5.50 per share for a period of two years. It is anticipated that there will be one additional closing pursuant to the private placement subsequent to July 31, 2007. The Company utilized $11,450,000 of such proceeds to fund the acquisition of Exhibit Merchandising LLC, as described below.

Effective August 7, 2007, the Company entered into an Asset Purchase Agreement with Exhibit Merchandising LLC, an Ohio limited liability company (“EM”), and the members of EM, pursuant to which the Company agreed to purchase substantially all of the assets of EM (the “Purchased Assets”). The purchase price for the assets was $11,450,000 in cash and 5,000,000 shares of the Company’s restricted common stock. The Company also agreed to assume certain liabilities of EM. The closing of the acquisition occurred on August 8, 2007. The Purchased Assets were acquired by Exhibit Merchandising LLC, a newly-formed Nevada limited liability company wholly-owned by the Company. EM, based in Streetsboro, Ohio, is engaged in the business of product merchandise development and sales related to museum exhibits, including the King Tutankhamen and Real Pirates tours. EM sells themed souvenir posters, memorabilia and collectors’ items in specialty stores setup for the duration of the tours’ presence at a particular museum.

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

Revenue Recognition and Presentation:

The Company's Las Vegas show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of discounted Las Vegas show tickets at the time the tickets are paid for and delivered to the customers. The Company's charges a commission to the show based on the face value of the tickets sold. The Company charges a transaction fee to the customer on a per-ticket basis. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time that the reservations are made. Tix4Dinner charges the customer a fee to book the reservation. The Company currently does not have accounts receivable or accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant.

Tix4Stand-byGolf recognizes as revenue the difference between how much it charges its customers for tee-times and how much it pays golf courses for tee-times. The revenue per tee-time, as well as the cost per tee-time, varies, depending on the desirability of the golf course and tee-time, weather, time of year and several other factors. Revenue per tee-time is significantly higher when tee-times are guaranteed or pre-bought in large quantities. These guarantees or pre-buys are being provided by the former owners of Stand-By Golf Las Vegas in accordance with the terms of the purchase agreement. Tix4Stand-byGolf only pays the former owners for tee-times actually sold to customers, at their actual cost, and does not provide any advance payments. This arrangement can be terminated at any time by the Company without obligation. Although tee-times are generally sold the day before or the day of the tee-time, , tee-times may be booked in advance. Revenue is not recognized until the day of the tee-time. The Company does not have any accounts receivable associated with this business, as all transactions are done by credit card.

Any Event recognizes as revenue the gross amount from the sale of tickets that it owns. Any Event bears the risk of economic loss if the tickets are not sold by the date that the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. Any Event does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale. However, sales transactions with other ticket brokers may be conducted on a credit basis, which could generate accounts receivable.

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

Results of Operations - Three Months Ended June 30, 2007 and 2006:

Revenues. Total revenues were $4,711,732 for the three months ended June 30, 2007, as compared to $1,292,497 for the three months ended June 30, 2006, an increase of $3,419,235 or 264.5%. Revenues from ticket commissions and fees were $2,199,038 for the three months ended June 30, 2007, as compared to $1,292,497 for the three months ended June 30, 2006, an increase of $906,541 or 70.1%. Revenues increased in 2007 as compared to 2006 as a result of several factors, including higher quality show tickets, increased customer demand for tickets, and new sources of revenue, including discount golf, dinner reservations and premium ticket sales. The Company sold 160,718 discounted show tickets during the three months ended June 30, 2007, as compared to 138,888 discounted show tickets during the three months ended June 30, 2006, an increase of 21,830 tickets or 15.7%. Commissions and fees were earned on the gross sales value of discounted show tickets sold to customers of $7,734,869 for the three months ended June 30, 2007, as compared to $5,353,521 for the three months ended June 30, 2006, an increase of $2,381,348 or 44.5%. The Company expects that revenues from premium event tickets will be a significant component of revenues in the future. Revenue from premium ticket events was $2,405,418 for the three months ended June 30, 2007. Due to the acquisition of Any Event in March 2007, there were no comparable revenues for the three months ended June 30, 2006. All revenues for the three months ended June 30, 2006 consisted of ticket commissions and fees related to the sale of discounted show tickets.

Revenues by category for the three months ended June 30, 2007 were as follows:

Discounted show tickets	$2,199,038
Discounted golf reservations	54,921
Premium event tickets	2,405,418
Dinner reservations	52,355
$4,711,732

Direct Costs of Revenues. Direct costs of revenues were $2,909,777 for the three months ended June 30, 2007, as compared to $498,350 for the three months ended June 30, 2006, an increase of $2,411,427 or 483.9%. Direct costs of revenues were 61.8% of revenues in 2007, as compared to 38.6% of revenues in 2006, primarily as a result of increased costs associated with premium event tickets. Direct costs of revenue consist of the cost of tickets associated with premium event tickets, rent at all Las Vegas locations, and employee costs related to the Company’s discount ticketing operations in Las Vegas.

Selling and Marketing Expenses. Selling and marketing expenses were $305,573 for the three months ended June 30, 2007, as compared to $142,775 for the three months ended June 30, 2006, an increase of $162,798 or 114%. Selling and marketing expenses decreased to 6.5% of revenues for the three months ended June 30, 2007, as compared to 11.0% of revenues for the three months ended June 30, 2006, as a result of increased revenues associated with premium event tickets. Selling and marketing expenses increased in 2007 as compared to 2006 on an absolute basis as a result of efforts by the Company to increase the exposure of its business activities in the marketplace through additional magazine and internet advertising.

Included in selling and marketing expenses is depreciation and amortization for the three months ended June 30, 2007 and 2006 of $120,139 and $39,735, respectively. The increase in depreciation and amortization in 2007 as compared to 2006 is primarily the result of an increase in property and equipment acquired to support the Company’s Las Vegas operations and the amortization of marketing related intangible assets acquired in conjunction with the acquisitions of Stand-By Golf Las Vegas and Any Event.

Selling and marketing expenses include advertising and promotional costs related to the Company’s business activities. The Company expects selling and marketing expenses to increase significantly in future periods as a result of the Company increasing its efforts to advertise and promote its dinner and golf reservation operations and to expand the sales of tickets through Any Event.

General and Administrative Expenses. General and administrative expenses were $7,662,062 for the three months ended June 30, 2007, as compared to $556,674 for the three months ended June 30, 2006, an increase of $7,105,388 or 1,276.4%, primarily as a result of increases in stock-based compensation, consulting fees, merchant fees and corporate staffing costs. Included in general and administrative expenses were non-cash stock-based consulting and advisory fees and compensation costs of $5,118,341 for the three months ended June 30, 2007 (including $57,216 to officers and directors), as compared to $114,317 for the three months ended June 30, 2006 (including $61,147 to officers and directors).

General and administrative expenses for the three months ended June 30, 2007 included consulting fees aggregating $6,444,167 relating to two business development consulting agreements entered into during the period, consisting of the fair value of stock-based consideration (warrants and common stock) of $4,777,500 and cash fees of $1,666,667. Since all of the consideration paid was non-refundable and deemed fully earned or fully vested, as applicable, upon execution of the agreements, the full amount of the consideration paid under such agreements was charged to operations during the three months ended June 30, 2007. The Company expects to receive benefit from these agreements in future periods, although the timing and amount is uncertain and cannot be predicted.

As a result of the aforementioned factors, general and administrative expenses increased to 162.6% of revenues for the three months ended June 30, 2007, as compared to 43.1% of revenues for the three months ended June 30, 2006.

Other significant components of general and administrative expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs.

Income (Loss) from Operations. As a result of the aforementioned factors, the loss from operations was $6,165,680 for the three months ended June 30, 2007, as compared to income from operations of $94,698 for the three months ended June 30, 2006.

Interest Income. Interest income was $4,415 for the three months ended June 30, 2007 as compared to $535 for the three months ended June 30, 2006, as a result of higher average cash balances in 2007 as compared to 2006.

Other Income. Other income was $4,183 for the three months ended June 30, 2007, as compared to $35,974 for the three months ended June 30, 2006. Other income for the three months ended June 30, 2006 consisted primarily of an accrued liability originally recorded at December 31, 2005 with respect to a potential claim from a supplier which was reversed at June 30, 2006.

Interest Expense. Interest expense was $39,329 for the three months ended June 30, 2007, as compared to $90,950 for the three months ended June 30, 2006, a decrease of $51,621, primarily as a result of the repayment of debentures and notes payable in 2006.

Net Income (Loss). As a result of the aforementioned factors, net loss was $6,196,411 for the three months ended June 30, 2007, as compared to net income of $40,257 for the three months ended June 30, 2006.

Results of Operations - Six Months Ended June 30, 2007 and 2006:

Revenues. Total revenues were $6,458,895 for the six months ended June 30, 2007, as compared to $2,328,217 for the six months ended June 30, 2006, an increase of $4,130,678 or 177.4%. Revenues from ticket commissions and fees were $3,789,302 for the six months ended June 30, 2007, as compared to $2,328,217 for the six months ended June 30, 2006, an increase of $1,461,085 or 62.8%. Revenues increased in 2007 as compared to 2006 as a result of several factors, including higher quality show tickets, increased customer demand for tickets, and new sources of revenue, including discount golf, dinner reservations and premium ticket sales. The Company sold 311,024 discounted show tickets during the six months ended June 30, 2007, as compared to 256,344 discounted show tickets during the six months ended June 30, 2006, an increase of 54,680 tickets or 21.4%. Commissions and fees were earned on the gross sales value of discounted show tickets sold to customers of $15,179,327 for the six months ended June 30, 2007, as compared to $9,518,042 for the six months ended June 30, 2006, an increase of $5,661,285 or 59.5%. The Company expects that revenues from premium event tickets will be a significant component of revenues in the future. Revenue from premium ticket events was $2,455,538 for the six months ended June 30, 2007. Due to the acquisition of Any Event in March 2007, there was no comparable revenue for the six months ended June 30, 2006. All revenues for the six months ended June 30, 2006 consisted of ticket commissions and fees related to the sale of discounted show tickets.

Revenues by category for the six months ended June 30, 2007 were as follows:

Discounted show tickets	$3,789,302
Discounted golf reservations	122,150
Premium event tickets	2,455,538
Dinner reservations	91,905
$6,458,895

Direct Costs of Revenues. Direct costs of revenues were $3,624,226 for the six months ended June 30, 2007, as compared to $953,383 for the six months ended June 30, 2006, an increase of $2,670,843 or 280.1%. Direct costs of revenues increased to 56.1 % of revenues in 2007, as compared to 40.9 % of revenues in 2006, primarily as a result of increased costs associated with premium event tickets. Direct costs of revenue consist of the cost of tickets associated with premium event tickets, rent at all Las Vegas locations, and employee costs related to the Company’s discount ticketing operations in Las Vegas.

Selling and Marketing Expenses. Selling and marketing expenses were $560,980 for the six months ended June 30, 2007, as compared to $274,250 for the six months ended June 30, 2006, an increase of $286,730 or 104.6%. Selling and marketing expenses decreased to 8.7% of revenues for the six months ended June 30, 2007, as compared to 11.8 % of revenues for the six months ended June 30, 2006, as a result of increased revenues associated with premium event tickets. Selling and marketing expense increased in 2007 as compared to 2006 on an absolute basis as a result of efforts by the Company to increase the exposure of its business activities in the marketplace through additional magazine and internet advertising.

Included in selling and marketing expenses is depreciation and amortization for the six months ended June 30, 2007 and 2006 of $184,022 and $77,905, respectively. The increase in depreciation and amortization in 2007 as compared to 2006 is primarily the result of an increase in property and equipment acquired to support the Company’s Las Vegas operations and the amortization of marketing related intangible assets acquired in conjunction with the acquisitions of Stand-By Golf Las Vegas and Any Event.

Selling and marketing expenses include advertising and promotional costs related to the Company’s business activities. The Company expects selling and marketing expenses to increase significantly in future periods as a result of the Company increasing its efforts to advertise and promote its dinner and golf reservation operations and to expand the sales of tickets through Any Event.

General and Administrative Expenses. General and administrative expenses were $8,710,146 for the six months ended June 30, 2007, as compared to $1,119,908 for the six months ended June 30, 2006, an increase of $7,590,238 or 677.8%, primarily as a result of increases in stock-based compensation, consulting fees, merchant fees and corporate staffing costs. Included in general and administrative expenses were non-cash stock-based consulting and advisory fees and compensation costs of $5,613,433 for the six months ended June 30, 2007 (including $99,932 to officers and directors), as compared to $244,231 for the six months ended June 30, 2006 (including $141,930 to officers and directors).

General and administrative expenses for the six months ended June 30, 2007 included consulting fees aggregating $6,444,167 relating to two business development consulting agreements entered into during the period, consisting of the fair value of stock-based consideration (warrants and common stock) of $4,777,500 and cash fees of $1,666,667. Since all of the consideration paid was non-refundable and deemed fully earned or fully vested, as applicable, upon execution of the agreements, the full amount of the consideration paid under such agreements was charged to operations during the six months ended June 30, 2007. The Company expects to receive benefit from these agreements in future periods, although the timing and amount is uncertain and cannot be predicted.

As a result of the aforementioned factors, general and administrative expenses increased to 134.9% of revenues for the six months ended June 30, 2007, as compared to 48.1% of revenues for the six months ended June 30, 2006.

Other significant components of general and administrative expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs.

Merger Integration Cost Related to Any Event. Effective March 14, 2007, the Company engaged Timothy Bordonaro, the former president of the immediate predecessor to Any Event, as a consultant for a period of 90 days to assist the Company to integrate and transition the business and assets purchased from Any Event. As consideration for Mr. Bordonaro’s services, the Company paid Mr. Bordonaro $150,000 in cash and issued him 25,000 shares of restricted common stock valued at $4.00 per share (aggregate value $100,000), which approximated market value on the date of issuance. The aggregate value of such consideration of $250,000 was charged to operations as merger integration cost during the six months ended June 30, 2007.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $6,686,457 for the six months ended June 30, 2007, as compared to a loss from operations of $19,324 for the six months ended June 30, 2006.

Interest Income. Interest income was $11,913 for the six months ended June 30, 2007, as compared to $535 for the six months ended June 30, 2006, as a result of higher average cash balances in 2007 as compared to 2006.

Other Income. Other income was $4,183 for the six months ended June 30, 2007, as compared to $42,641 for the six months ended June 30, 2006. Other income for the six months ended June 30, 2006 consisted primarily of an accrued liability originally recorded at December 31, 2005 with respect to a potential claim from a supplier which was reversed at June 30, 2006.

Interest Expense. Interest expense was $46,014 for the six months ended June 30, 2007, as compared to $242,227 for the six months ended June 30, 2006, a decrease of $196,213, primarily as a result of the repayment of debentures and notes payable in 2006.

Net Loss. As a result of the aforementioned factors, net loss was $6,716,375 for the six months ended June 30, 2007, as compared to a net loss of $218,375 for the six months ended June 30, 2006.

Liquidity and Capital Resources - June 30, 2007:

During the last few years, the Company has relied on the proceeds from the sale of its debt and equity securities, capital leases, and loans from both unrelated and related parties to provide the resources necessary to fund and operate its business activities.

During the year ended December 31, 2006, the Company’s operations experienced consistent growth, which trends continued during the six months ended June 30, 2007. Based on the Company’s operating trends and its current cash resources, both internal and external, the Company believes that it has sufficient working capital resources to fund its cash requirements for the foreseeable future. During 2007, as described below, the Company has raised significant amounts of debt and equity capital from both related and unrelated parties to support the growth of its existing operations and to fund the acquisition of new business opportunities, as follows:

Effective March 14, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with John’s Tickets, LLC, an Ohio limited liability company dba Any Event Tickets (“Any Event”). Any Event is a national event ticket broker located in Las Vegas, Nevada that sells tickets for sporting events, concerts, tours and theater. Pursuant to the Agreement, the Company purchased the domain name “http://anyevent.com”, the contents of the website “http://anyevent.com”, the inventory of sporting events, concerts and tours, and theatre tickets outstanding as of the date of the Agreement, the phone number 1-800-ANYEVENT, and all existing contracts by and between Any Event and other existing box offices, theatres and brokers, pursuant to which Any Event acquires its ticket inventory. In consideration for the assets purchased under the Agreement, the Company paid $300,000 in cash and issued 137,500 shares of restricted common stock valued at $4.00 per share (aggregate value $550,000), which approximated market value on the date of issuance, for total purchase consideration of $850,000. Additionally, the Company paid $96,324 for the actual costs of the ticket inventory based on a post-closing audit.

Effective August 7, 2007, the Company entered into an Asset Purchase Agreement with Exhibit Merchandising LLC, an Ohio limited liability company (“EM”), and the members of EM, pursuant to which the Company agreed to purchase substantially all of the assets of EM (the “Purchased Assets”). The purchase price for the assets was $11,450,000 in cash and 5,000,000 shares of the Company’s restricted common stock. The Company also agreed to assume certain liabilities of EM. The closing of the acquisition occurred on August 8, 2007. The Purchased Assets were acquired by Exhibit Merchandising LLC, a newly-formed Nevada limited liability company wholly-owned by the Company. EM, based in Streetsboro, Ohio, is engaged in the business of product merchandise development and sales related to museum exhibits, including the King Tutankhamen and Real Pirates tours. EM sells themed souvenir posters, memorabilia and collectors’ items in specialty stores setup for the duration of the tours’ presence at a particular museum.

Operating Activities. Operating activities utilized cash of $2,624,333 during the six months ended June 30, 2007, as compared to providing cash of $308,836 during the six months ended June 30, 2006, primarily as a result of the payment of cash consulting fees of $1,666,667 and cash utilized to support increases in accounts receivable, ticket inventory and prepaid expenses, and to reduce accounts payable and accrued expenses. At June 30, 2007, the Company had cash of $3,594,886 as compared to cash of $1,943,532 at December 31, 2006.

The Company had working capital of $1,451,510 at June 30, 2007, as compared to working capital of $44,547 at December 31, 2006.

Investing Activities. For the six months ended June 30, 2007, investing activities utilized net cash of $590,964, consisting of the purchases of property and equipment of $194,640, the purchase of ticket inventory from Any Event of $96,324, and the acquisition of Any Event of $300,000. For the six months ended June 30, 2006, investing activities utilized cash of $39,230 for the purchases of property and equipment.

Financing Activities. For the six months ended June 30, 2007, financing activities provided net cash of $4,866,651, consisting of the net proceeds from a note payable of $2,000,000 (as described below), proceeds from common stock subscriptions of $2,745,000 (as described below), and proceeds from exercise of options and warrants of $148,500, reduced by payments on capital lease obligations of $26,849. For the six months ended June 30, 2006, financing activities provided net cash of $243,390, consisting of the net proceeds from sale of common stock and warrants of $603,00 and net proceeds from exercise of options and warrants of $40,000, reduced by the payments on notes payable of $17,388, payments on capital lease obligations of $45,555, and principal payments on convertible debentures of $336,667.

On April 24, 2007, the Company borrowed $2,000,000 from Joseph Marsh, a stockholder of the Company, pursuant to an unsecured short-term note, with interest at 8% per annum, payable monthly. The note is due on or before April 1, 2008. During the term of the loan, Mr. Marsh has the right to convert the loan into an investment in any subsequent private placement that the Company may conduct.

At June 30, 2007, the Company was in the process of completing a private placement of its common stock and warrants to accredited investors and had received proceeds of $2,745,000. On July 31, 2007, the Company completed an interim closing of its private placement and raised gross proceeds of $12,564,000, which were utilized to fund the acquisition of Exhibit Merchandising LLC, as described above.

Principal Commitments:

At June 30, 2007, the Company did not have any material commitments for capital expenditures.

The Company’s principal commitments for the next five fiscal year periods consisted of contractual commitments as summarized below. The information shown below does not include the acquisition of Exhibit Merchandising LLC on August 8, 2007.

		Payments Due by Years Ending December 31,
Contractual cash obligations	Total	2007	2008	2009	2010	2011
		(Six Months)

Employment agreements (1)	$732,093	$188,500	$396,800	$133,460	$13,333	$—
Capital lease obligations	208,862	35,847	59,826	55,247	57,942	—
Note payable, stockholder	2,000,000	—	2,000,000	—	—	—
Interest on note payable, stockholder	133,333	109,333	24,000	—	—	—
Operating lease obligations	2,947,407	505,535	973,618	892,074	488,264	87,916
Interest on capital lease obligations	27,380	4,800	7,680	6,100	4,900	3,900
Total contractual cash obligations	$6,049,075	$844,015	$3,461,924	$1,086,881	$564,439	$91,816

(1)	Base compensation only; does not include any performance bonuses or earn-outs.

Off-Balance Sheet Arrangements:

At June 30, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, those controls subsequent to the date of the Company’s most recent evaluation..

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is periodically subject to various pending and threatened legal actions that arise in the normal course of business.  The Company’s management believes that the impact of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2007, the Company granted to a consultant a warrant to purchase 1,000,000 shares of common stock exercisable at $5.35 per share for a period of three years, which was fully vested at issuance. The fair value of such warrant of $3,440,000, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the three months ended June 30, 2007

On June 7, 2007, the Company granted to Andy Pells, a director of the Company, an option to purchase 10,000 shares of common stock exercisable at $4.60 per share for a period of five years, which was fully vested at issuance. The fair value of such option of $45,300, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the three months ended June 30, 2007.

During the three months ended June 30, 2007, the Company issued 287,500 shares of common stock to outside consultants valued at prices ranging from $3.75 per share to $5.70 per share, with an aggregate market value of $1,545,624. The shares were recorded at their fair market value, which was determined based on the closing market price of the common stock at the date of the respective agreement, and which was charged to operations as general and administrative expense during the three months ended June 30, 2007. Included in the issuance of these shares are agreements with two consultants to provide strategic advisory services to the Company over a two-year period, which provide for each consultant to receive 150,000 shares of common stock vesting monthly over the term of the respective agreements. During the three months ended June 30, 2007, 37,500 shares of common stock had vested and were recorded at their approximate fair market value, as adjusted monthly, of $161,876, and were charged to operations as general and administrative expense.

The shares of common stock, stock options and warrants issued to directors and consultants were issued without registration pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

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

TIX CORPORATION
(Registrant)

Date: August 18, 2007	By:	/s/ MITCH FRANCIS
Mitch Francis
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Certificate of Incorporation, as filed with the State of Delaware on April 6, 1993 (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on August 31, 1993 (1)

3.3	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on September 16, 1996 (1)

3.4	Fourth Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware, effective March 3, 2005 (2)

3.5	Bylaws of the Company (1)

10.32	Asset Purchase Agreement between Tix Corporation and John’s Tickets, LLC, dba Any Event Tickets, effective March 14, 2007 (3)

10.33	Employment Agreement between Tix Corporation and John Pirample effective March 14, 2007 (3)

10.34	Consulting Agreement between Tix Corporation and Timothy Bordonaro effective March 14, 2007 (3)

10.35	Consulting Agreement between Tix Corporation and Centaurus One, LLC effective April 23, 2007 (4)

10.36	Amendment to Consulting Agreement between Tix Corporation and Centaurus One, LLC dated May 3, 2007 (4)

10.37	Consulting Agreement between Tix Corporation and Sammy’s Tickets, Inc. effective April 1, 2007 (4)

10.38	Consulting Agreement between Tix Corporation and ARD Partners, LLC effective July 5, 2007 (4)

10.39	Promissory Note issued by Tix Corporation to Joe Marsh dated April 24, 2007 (4)

31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

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