Form 10QSB
period 2007-09-30
Tix CORP
filed 2007-11-19
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 14, 2007, the Company had 30,356,856 shares of common stock, $0.08 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007, whether as a result of new information, future events or otherwise.

Tix Corporation and Subsidiaries

Tix Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

Assets

	September 30,	December 31,
	2007	2006
	(Unaudited)

Current assets:
Cash	$5,102,444	$1,943,532
Account receivable	69,020	-
Ticket inventory	648,314	-
Show merchandise inventory	3,336,580
Due from related party	620,583
Prepaid expenses and other current assets	770,137	39,547

Total current assets	10,547,078	1,983,079

Property and equipment:
Office equipment and furniture	1,226,676	221,083
Equipment under capital lease	386,494	386,494
Leasehold improvements	260,913	260,913
	1,874,083	868,490
Less accumulated depreciation and amortization	(549,392)	(369,889)
Total property and equipment, net	1,324,691	498,601

Other assets:
Intangible assets:
Goodwill	27,284,444	-
Intangible assets, net	15,190,822	83,611
Deposits	76,153	66,666

Total other assets	42,551,419	150,277

	$54,423,188	$2,631,957

(continued)

Tix Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

Liabilities and Stockholders’ Equity

	September 30,	December 31,
	2007	2006
	(Unaudited)

Current liabilities:
Accounts payable and accrued liabilities	$1,953,114	$1,885,145
Current portion of capital lease obligations	45,887	53,387
Deferred revenues	218,400	-

Total current liabilities	2,217,401	1,938,532

Non-current liabilities:
Capital lease obligations, less current portion	107,454	140,592
Deferred rent	283,203	174,779

Total non-current liabilities	390,657	315,371

Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $0.08 par value; 100,000,000 shares authorized;
30,199,659 shares and 18,440,305 shares issued and outstanding
at September 30, 2007 and December 31, 2006, respectively	2,415,973	1,475,225
Additional paid-in capital	80,000,700	14,277,663
Accumulated deficit	(30,601,543)	(15,374,834)
Total stockholders’ equity	51,815,130	378,054
	$54,423,188	$2,631,957

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2007	2006

Revenues	$5,701,641	$1,434,233

Costs and expenses:
Direct costs of revenue	4,494,197	564,925
Selling and marketing expenses	808,771	162,080
General and administrative expenses, including
stock-based compensation costs of $8,008,067 in
2007 and $771,613 in 2006 (including $1,139,896 and
$468,717 to officers, directors, and employees in 2007 and 2006,
respectively)	8,943,570	1,221,708

Total costs and expenses	14,246,538	1,948,113
Income (loss) from operations	(8,544,897)	(513,880)
Other income (expense):
Write-off of deferred offering costs	-	(58,000)
Gain on settlement with lender	-	1,078,796
Interest income	60,270	7,039
Other income	27,342	-
Interest expense	(53,048)	(80,253)
Other income, net	34,564	947,582
Net income (loss)	$(8,510,333)	$433,702

Net income (loss) per common share - basic	$(0.34)	$0.03
Net income (loss) per common share - diluted	$(0.34)	$0.02

Weighted average common shares outstanding -
Basic	25,330,047	17,041,160
Diluted	25,330,047	19,030,178

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2007	2006

Revenues	$12,160,536	$3,762,450

Costs and expenses:
Direct costs of revenue	8,118,422	1,518,308
Selling and marketing expenses	1,415,028	436,330
General and administrative expenses, including
stock-based compensation costs of $13,126,408 in
2007 and $1,015,844 in 2006 (including $2,454,625 and
$610,648 to officers, directors and employees in 2007 and 2006,
respectively)	17,608,440	2,341,016
Merger integration cost related to Any Event, including
stock-based costs of $100,000	250,000	-

Total costs and expenses	27,391,890	4,295,654
Loss from operations	(15,231,354)	(533,204)
Other income (expense):
Gain on settlement with lender	-	1,078,796
Write-off of deferred offering costs	-	(58,000)
Interest income	72,182	7,574
Other income	31,525	37,300
Interest expense	(99,062)	(322,480)
Other income, net	4,645	743,190
Net income (loss) from continuing operations	$(15,226,709)	$209,986

Income from closure of discontinued operations	-	$5,341
Net income (loss)	$(15,226,709)	$215,327

Net income (loss) per common share - basic
From continuing operations	$(0.72)	$0.02
From discontinued operations	-	-
	$(0.72)	$0.02
Net income (loss) per common share - diluted
From continuing operations	$(0.72)	$0.01
From discontinued operations	$-	-
	$(0.72)	$(0.01)

Weighted average common shares outstanding - basic	21,161,157	14,182,382
Weighted average common shares outstanding - diluted	21,161,157	14,870,042

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2007

			Additional	Common		Total
	Common stock		Paid-in	Stock	Accumulated	Stockholder’s
	Shares	Amount	Capital	Subscriptions	Deficit	Equity
Balance, January 1, 2007	18,440,305	$1,475,225	$14,277,663	$-	$(15,374,834)	$378,054

Issuance of common stock to consultants	1,504,424	120,354	8,162,146	-	-	8,282,500

Issuance of common stock to officers and employees	262,501	21,000	649,749	-	-	670,749

Issuance of common stock upon exercise of warrants and options	1,110,913	88,873	114,428	-	-	203,301

Issuance of common stock for acquisition of Any Event	137,500	11,000	539,000	-	-	550,000

Issuance of common stock for acquisition of Exhibit Merchandising	5,000,000	400,000	34,600,000	-	-	35,000,000

Issuance of warrants and options to director	-	-	76,100	-	-	76,100

Fair value of vested options issued to employees	-	-	657,059	-	-	657,059

Fair value of options and warrants issued to consultants	-	-	3,440,000	-	-	3,440,000

Sale of common stock	3,744,016	299,521	17,484,555	-	-	17,784,076

Net loss for the period	-	-	-	-	(15,226,709)	(15,226,709)

Balance, September 30, 2007	30,199,659	$2,415,973	$80,000,700	$-	$(30,601,543)	$51,815,130

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(15,226,709)	$215,327
Adjustments to reconcile net loss to cash provided by (used in)
operating activities:
Depreciation and amortization	179,503	119,102
Amortization of intangible assets	579,157	-
Gain on settlement with lender	-	(1,078,796)
Common stock, warrants and stock options issued for services	13,126,408	918,497
Amortization of prepaid accounting fee	-	8,758
Amortization of deferred compensation	-	97,347
Amortization of deferred loan costs	-	64,416
Write-off of deferred loan costs	-	58,000
Changes in operating assets and liabilities, net of effect from acquisition of Any Event and Exhibit Merchandising:
(Increase) decrease in:
Accounts receivable	29,561	-
Inventory	(535,156)	-
Due from related party	(620,583)
Prepaid expenses and other current assets	(313,207)	(277)
Increase (decrease) in:
Accounts payable and accrued expenses	(54,323)	65,989
Deferred revenue	218,400	-
Deferred rent	108,424	43,881
Net cash provided by (used in) operating activities	(2,508,525)	512,244

Cash flows from investing activities:
Purchases of property and equipment	(441,624)	(59,521)
Purchase of Exhibit Merchandising	(11,441,353)
Purchase of ticket inventory from Any Event	(96,324)	-
Acquisition of Any Event	(300,000)	-
Net cash used in investing activities	(12,279,301)	(59,521)

Cash flows from financing activities:
Payments on notes payable	-	(128,759)
Proceeds from note payable, stockholder	2,000,000	-
Repayment of note payable, stockholder	(2,000,000)	-
Proceeds from common stock subscription	17,784,076	-
Payments on capital lease obligations	(40,639)	(64,914)
Payments on convertible debentures	-	(505,000)
Net proceeds from sale of common stock and warrants	-	1,003,000
Net proceeds from exercise of options and warrants	203,301	155,726
Net cash provided by financing activities	17,946,738	460,053
Cash:
Net increase	3,158,912	912,776
Balance at beginning of period	1,943,532	315,763
Balance at end of period	$5,102,444	$1,228,539

Tix Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
	2007	2006

Supplemental disclosures of cash flow information:
Cash paid for -
Income taxes	$13,244	$100
Interest	$99,445	$146,932

Non-cash investing and financing activities:
Issuance of common stock for accounts payable	$-	$74,143
Issuance of common stock upon conversion of
convertible debenture	-	25,000
Issuance of common stock valued at $550,000 in
conjunction with acquisition of Any Event,
allocated to fixed assets and intangible assets	550,000	-
Issuance of common stock valued at $35.0 million in
conjunction with acquisition of Exhibit Merchandising
allocated to inventory, fixed assets and intangible assets	35,000,000
Issuance of common stock to officers	670,749	213,000

See accompanying notes to condensed consolidated financial statements.

Tix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months and Nine Months Ended September 30, 2007 and 2006

1. Organization and Basis of Presentation

Basis of Presentation:

The accompanying condensed consolidated financial statements include the operations of Tix Corporation and its wholly-owned subsidiaries (the “Company”). Intercompany transactions and balances are eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2007, the results of operations for the three months and nine months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006. The consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements as of that date.

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

The Company’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

Business Operations:

Since January 1, 2004, the Company’s principal business activity, through its wholly-owned subsidiary, Tix4Tonight, LLC, has been the sale of tickets for Las Vegas shows at a discount to the original box office price, on the same day of the performance, from ticket booths located on the Las Vegas Strip.

Tix4Tonight generally sells show tickets under short-term, non-exclusive agreements with approximately 70 Las Vegas shows, out of a total of approximately 85 Las Vegas shows running at any one time (usually 20% to 50% off the box office price) plus a service fee. Tix4Tonight does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets for this line of business.

During the first nine months of 2007, the Company conducted its Tix4Tonight operations at four locations in Las Vegas, Nevada: the Hawaiian Marketplace Shopping Center at the South end of the Strip; the Fashion Show Mall Strip entrance in front of Neiman-Marcus, directly across the street from the new Wynn Resort at the middle of the Strip; at the North Strip, just south of the Riviera Hotel; and a downtown Las Vegas facility in the Four Queens Hotel, fronting onto the Fremont Street Experience. These four ticketing locations are leased facilities. On September 7, 2007, the Company entered into a sublease for a fifth facility in the Showcase Mall, behind the “Giant Coke Bottle,” just north of the MGM Grand. The Showcase Mall facility began selling discount tickets on November 1, 2007. The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada, which is also a leased facility.

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

On March 14, 2007, the Company acquired Any Event, an online national ticket broker (see Note 4). This acquisition was instrumental in establishing the Company in the online and offline premium ticketing business for sporting events, concerts and other cultural events throughout the United States. Tickets are generally sold at a premium over face value. The Company operates Any Event from its offices in Las Vegas, Nevada. In June 2007, the Company closed the Any Event office in Cleveland, Ohio.

On August 8, 2007, the Company acquired substantially all of the assets of Exhibit Merchandising LLC, an Ohio limited liability company (“EM”). The Company operates EM from its offices in Cleveland, Ohio.

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

Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time the reservations are made. Tix4Dinner charges the customer a fee to book the reservation. The Company currently does not have accounts receivable or accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant.

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

During the three months ended September 30, 2007, no hotel showrooms accounted for 10% or more of revenues, and during the three months ended September 30, 2006, three hotel showrooms accounted for 13.9%, 10.6%, and 10.1% of revenues, respectively. During the nine months ended September 30, 2007 no hotel showrooms accounted for 10% or more of revenues, and during the nine months ended September 30, 2006, one hotel showroom accounted for 11.0% of revenues.

Exhibit Merchandising recognizes retail store sales at the time the customer takes possession of the merchandise. All sales are net of discounts and returns and exclude sales tax. For online sales, revenue is recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility at the time of shipment, which we refer to as the date of purchase by the customer. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. Shipping and handling revenues from our websites are included as a component of net sales. The Company does not have any accounts receivable associated with this business, as all transactions are done by credit card.

Leases:

The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent. Deferred rent related to landlord incentives is amortized as an offset to rent expense using the straight-line method over the applicable lease term. The closing of ticket outlet in the future may result in the immediate write-off of associated deferred rent balances, if any.

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

Reclassification:

Certain amounts have been reclassified from their presentation in 2006 to conform to the current year’s presentation, including depreciation and amortization expense of $41,196 and $119,101 for the three months and nine months ended September 30, 2006, respectively, which has been included in selling and marketing expenses. Such reclassifications did not have any effect on net income (loss) from operations, net income (loss) or cash flows.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months and nine months ended September 30, 2007 and the nine months ended September 30, 2006 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months and nine months ended September 30, 2007 and nine months ended September 30, 2006. During the three months ended September 30, 2006, these potentially dilutive securities were included in the calculation of earnings per share. At September 30, 2007, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 5,820,507 shares. At September 30, 2006, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 3,120,096 shares.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

3. Acquisition of Exhibit Merchandising

On August 7, 2007, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Exhibit Merchandising LLC, an Ohio limited liability company (“EM”), and the members of EM (the “Members”), pursuant to which the Company agreed to purchase substantially all of the assets of EM (the “Purchase Assets”). The purchase price for the assets was $11,450,000 in cash and 5,000,000 restricted shares of the Company’s Common Stock with a market value of $35.0 million and assumed $120,000 accounts payable and accrued expenses, primarily related to inventory purchases of EM.

The Asset Purchase Agreement contains customary representations and warranties from the Company and EM regarding the Purchased Assets. Each Party has agreed to provide indemnification against damages due to breach of the other party’s representations and warranties.

The closing of the acquisition (the “Closing”) occurred on August 8, 2007. The Purchased Assets were acquired by Exhibit Merchandising LLC, a newly formed Nevada limited liability company wholly owned by the Company (“Tix Corporation”).

In connection with the Asset Purchase Agreement, the Company has entered into an employment agreement with Curtis Bechdel (the “Employment Agreement”) pursuant to which he will serve as Vice President, Operations, of EM Nevada for a three year term, subject to extension. Mr. Bechdel will receive an initial base salary of $160,000 per year, an annual bonus to be determined and stock options to purchase 25,000 shares as of the closing date of the acquisition and on each anniversary thereof. The Company also entered into a two-year Consulting Agreement with Lee Marshall (the “Consulting Agreement”) pursuant to which Mr. Marshall agreed to act as a member of the Company’s transition, assimilation and operating team relating to the assets of EM and the operation of the business relating to the Purchased Assets. For his services, the Company agreed to pay Mr. Marshall 100,000 restricted shares of the Company’s Common Stock.

As a condition to the Closing, the Company entered into a Voting Agreement with Joseph Marsh pursuant to which, for a period of four years, Mr. Marsh granted the Company, through its board of directors, the right to vote all of his shares, including the shares acquired pursuant to the Asset Purchase Agreement. As of the date hereof, such shares total 3,820,000.

EM, based in Streesboro, Ohio, is engaged in the business of product merchandise development and sales related to museum exhibits, including the King Tutankhamen and Pirates of the Caribbean tours. EM sells themed souvenir posters, memorabilia and collector’s items in specialty stores set up for the duration of the tours’ presence at a particular museum.

The acquisition of Exhibit Merchandising has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing with the closing of the transaction. The $46.4 million purchase price was allocated on a preliminary basis as follows, based upon the fair value of the acquired assets, as determined by an independent valuation firm. This valuation is still subject to change and revision may occur in the assigned value. The Company does not believe any changes or revisions will be significant.

Tangible assets:	$4,297,935
Intangible assets:
Licensing Contracts	12,202,500
Employment Agreements	2,538,500
Miscellaneous	117,974
Goodwill	27,284,444
Purchase price	$46,441,353

 To assist in determining the purchase price allocation, the Company employed an outside valuation expert. In order to prepare the valuations of customer relationships, technology and marketing agreements the independent valuation experts based the valuations on the following assumptions: the useful life of each asset. Marketing agreements were estimated to have a six year useful life, while contracts and technology were estimated to have three year useful lives. The forecasted gross revenues and anticipated earnings before income tax margins for each subsidiary were provided by the Company for each of the assets. The Company prepared forecasts that reflected the anticipated revenues from each of the assets of the subsidiaries over their useful lives. A combined federal and state effective tax rate and the return on requisite assets reduced the final values to an after tax basis and the value was discounted. The customer relationship value was discounted to a present day value using discount rates of 19%, and a 40 % corporate tax rate.

Goodwill represents the excess of the purchase price of an acquired company over the fair value of the identifiable assets acquired and liabilities assumed. The provisions of SFAS No. 142 state that goodwill of a reporting unit must be tested for impairment on an annual basis or at any other time during the year if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount.

Circumstances that could trigger an impairment test include; a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit, and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The Company plans to complete the first impairment review of Exhibit Merchandising at mid-year 2008. There are no indicators of impairment at September 30, 2007.

Pro forma financial information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Exhibit Merchandising, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Exhibit Merchandising acquisition had taken place at the beginning of each of the periods presented.

The pro forma financial information for all periods presented includes the business combination accounting effect on the amortization charges from acquired intangible assets, acquisition costs reflected in the Company’s and Exhibit Merchandising’s historical statements of operations for periods prior to the asset purchase, and the related tax effects.

The unaudited pro forma financial information for the three and nine months ended September 30, 2007 and 2006 combines the historical results for the Company for that period, with the historical results for Plumtree as a separate entity, for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data).

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Total revenues	$6,957,728	$4,530,821	$19,041,805	$13,341,208
Net income (loss)	(8,595,088)	243,889	(15,633,636)	(167,837)

Basic net income per share	$(0.23)	$0.01	$(0.62)	$(0.01)
Diluted net income per share	$(0.23)	$0.01	$(0.62)	$(0.01)

4. Acquisition of Any Event

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

In connection with this transaction, effective March 14, 2007, the Company entered into an employment agreement with John Pirample, sole member of Any Event, pursuant to which Mr. Pirample agreed to provide his exclusive services to the Company as its Premium Ticket Manager through February 28, 2010. Mr. Pirample receives a base annual salary of $80,000 and 10% of EBITDA relating to the sale of tickets that are sold above face value, provided that such incentive compensation does not exceed $200,000 per year as defined. During the three months and nine months ended September 30, 2007 the Company has not accrued anything with respect to this incentive compensation.

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

Effective March 14, 2007, the Company engaged Timothy Bordonaro, the former president of the immediate predecessor to Any Event, as a consultant for a period of 90 days to assist the Company to integrate and transition the business and assets purchased from Any Event. As consideration for Mr. Bordonaro’s services, the Company paid Mr. Bordonaro $150,000 in cash and issued him 25,000 shares of restricted common stock valued at $4.00 per share (aggregate value $100,000), which approximated market value on the date of issuance. The aggregate value of such consideration of $250,000 was charged to operations as merger integration cost during the nine months ended September 30, 2007.

5. Acquisition of Stand-By Golf Las Vegas

On December 1, 2006, the Company acquired most of the tangible and intangible assets of Stand-By Golf Las Vegas, pursuant to the Agreement of Purchase and Sale, as amended, between the Company and the sellers. Stand-By Golf Las Vegas offers tee-time bookings to approximately 30 Las Vegas area golf courses at significant discounts.

As consideration for the acquisition, the Company was required to issue shares of restricted common stock to the sellers, with a value at the close of trading on the closing date of $100,000, based upon the average closing bid price per share for the ten days prior to closing. As a result, the Company issued 26,546 shares of common stock at a value of $3.767 per share. However, if the market value of the 26,546 shares of common stock on December 1, 2007 is less than $100,000, the Company is obligated to issue additional shares to the sellers until the market value of all shares issued to the sellers equals $100,000. However, such additional shares issuable will not have a value of less than $1.50 per share in determining how many additional shares would be issued in such circumstances. The Company’s common stock closed at $6.75 on June 28, 2007, the last trading day for the three months ended June 30, 2007, as a result of which the 26,546 shares had an aggregate value in excess of $100,000 at June 30, 2007.

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

As of September 30, 2007, none of the Year 1 earn-out milestones had been met.

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

6. Intangible Assets

The following table summarizes the Company’s identifiable intangible assets at September 30, 2007 and December 31, 2006, which were recorded in conjunction with the acquisitions of Stand-By Golf in December 2006; Any Event in March 2007 and Exhibit Merchandising in August 2007.

	Balance, December 31,		Amount Charged to Amortization	Balance, September 30,
	2006	Additions	Expense	2007
Customer relationships	$60,278	$551,722	$(116,528)	$495,472
Contract commitments	23,333	2,701,767	(132,526)	2,592,574
Marketing-related	-	12,277,500	(309,368)	11,968,132
Technology-based	-	155,374	(20,735)	134,639
Goodwill	-	27,284,444		27,284,444
Total	$83,611	$42,970,807	$(579,157)	$42,475,266

Total amortization expense related to intangible assets for the three months and nine months ended September 30, 2007 was $423,760 and $579,157, respectively. Total estimated amortization expense with respect to intangible assets for the remainder of 2007 though 2010 is as follows:

Years Ending December 31,
2007 (three months)	$797,394
2008	3,189,575
2009	3,188,907
2010 and after	8,015,946
Total	$15,191,822

All intangible assets are being amortized over varying periods of time, except goodwill which is reviewed for impairment. Marketing intangible assets are being amortized over six years, except $75,000, that is being amortized over three years, while all other intangible assets, other than goodwill are being amortized over three years.

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

There was no impairment of long-lived assets during the three months and nine months ended September 30, 2007. Depreciation and amortization is included in selling and marketing expenses.

7. Equity-Based Transactions

Three and Nine Months Ended September 30, 2006:

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

On March 13, 2006, the Company issued 50,000 shares of common stock to Kimberly Simon, its Chief Operating Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense during the nine months ended September 30, 2006.

On March 13, 2006, the Company issued a total of 120,000 shares of common stock to its non-officer employees as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $26,400 ($0.22 per share) and were charged to operations as general and administrative expense during the nine months ended June 30, 2006.

On March 13, 2006, the Company issued 25,000 shares of common stock to a consultant for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $5,500 ($0.22 per share) and were charged to operations as general and administrative expense during the nine months ended June 30, 2006.

On March 13, 2006, the Company issued a total of 300,000 shares of common stock to its two non-officer directors for services, consisting of 150,000 shares to Benjamin Frankel and 150,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $66,000 ($0.22 per share) and were charged to operations as general and administrative expense during the nine months ended June 30, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. During the three months and nine months ended June 30, 2007, 12,500 shares and 37,500 shares of common stock had vested, respectively, as a result of which $2,750 and $8,250, respectively, was charged to operations.

 During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. During the three months and nine months ended September 30, 2007, 41,667 shares and 125,000 shares of common stock had vested, respectively, as a result of which $9,166 and $27,498, respectively, was charged to operations.

During April 2006, the Company entered into a consulting agreement for investor relations and strategic planning services.  The Company issued 50,000 shares of common stock, which were recorded at their fair value of $16,000 ($0.32 per share) and were charged to operations during the three months and six months ended June 30, 2006.

On April 19, 2006, the Company extended the expiration date of a stock option to purchase 150,000 shares of common stock held by Kimberly Simon, its Chief Operating Officer.  The expiration date was extended from June 5, 2006 to June 5, 2009.  The fair value of such stock option of $49,500, as calculated pursuant to the Black-Scholes option-pricing model, was credited to additional paid-in capital and was charged to operations during the three months and nine months ended September 30, 2006.

On April 25, 2006, the Company issued 10,000 shares of common stock to a consultant for investor relation services, which were recorded at their fair value of $3,400 ($0.34 per share) and were charged to operations during the nine months ended September 30, 2006.

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

On July 20, 2006, the Company entered into separate consulting agreements with two consultants, Rick Kraniak and Joe Marsh, to provide strategic advisory services to the Company over a two-year period which provide for each consultant to receive 150,000 shares of common stock vesting monthly over the term of the respective agreement. The 31,250 shares of common stock that had vested at September 30, 2006 were recorded at their approximate fair market value on such date of $36,496 and were charged to operations as general and administrative expense in the three and nine months ending September 30, 2006.

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

On September 28, 2006, the Company issued 200,000 shares of common stock to Mitch Francis, its President and Chief Executive Officer, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $222,000 ($1.11 per share) and were charged to operations as general and administrative expense for the three and nine months ended September 30, 2006.

On September 28, 2006, the Company issued 100,000 shares of common stock to Kimberly Simon, its Vice President, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $111,000 ($1.11 per share) and were charged to operations as general and administrative expense for the three and nine months ended September 30, 2006.

On September 28, 2006, the Company issued a total of 90,000 shares of common stock to its non-officer employees as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $99,900 ($1.11 per share) and were charged to operations as general and administrative expense for the three and nine months ended September 30, 2006.

On September 28, 2006, the Company issued a total of 80,000 shares of common stock to its two non-officer directors for services rendered, consisting of 40,000 shares to Benjamin Frankel and 40,000 shares to Norman Feirstein. The shares of common stock were recorded at their fair market value on the date of issuance of $88,800 ($1.11 per share) and were charged to operations as general and administrative expense for the three and nine months ended September 30, 2006.

On September 28, 2006, the Company issued 50,000 shares of common stock to each of three consultants (Rick Kraniak, Joe Marsh and Gang Consulting Ltd.) for services rendered, for a total of 150,000 shares of common stock. The 150,000 shares of common stock were recorded at their fair market value on the date of issuance of $166,500 ($1.11 per share) and were charged to operations as general and administrative expense for the three and nine months ended September 30, 2006.

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

Three Months and Nine Months Ended September 30, 2007:

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

During the nine months ended September 30, 2007, the Company issued 1,357,500 shares of common stock to outside consultants valued at prices ranging from $5.95 per share to $7.20 per share, with an aggregate market value of $8,282,500. The shares were recorded at their fair market value, which was determined based on the closing market price of the common stock at the date of the respective agreement. The Company issued 827,500 shares and 1,207,500 shares to consultants for general and administrative services rendered during the three and nine months ended September 30, 2007. These shares had a corresponding dollar amounts which resulted in a charge of $5,347,500 and $7,270,000 during the three months and nine months ended September 30, 2007, respectively. Included in the issuance of these shares are 25,000 shares issued to Timothy Bordonaro valued at $100,000 (see Note 4) and agreements with two consultants to provide strategic advisory services to the Company over a two-year period, which provide for each consultant to receive 150,000 shares of common stock vesting monthly over the term of the respective agreements. During the three months and nine months ended September 30, 2007, 37,500 shares and 112,500 shares of common stock had vested, respectively, and were recorded at their approximate fair market value, as adjusted monthly, of $260,000 and $630,000, respectively, and which were charged to operations as general and administrative expense. Additionally, the Company issued 150,000 shares to consultants for investor relations and financial services rendered during the three and nine months ended September 30, 2007. These shares had a corresponding dollar value which resulted in a charge of $1,012,500 during the three months and nine months ended September 30, 2007.

On September 24, 2007, the Company completed closing of a private investment in public equity financing. At the closing, the Company sold to institutional and accredited investors 3,744,000 shares of its common stock for a price of $4.75 per share, or an aggregate of approximately $17.8 million. In addition the Company also issued to the investors two-year warrants to purchase 1,870,000 shares of common stock at an exercise price of $5.50 per share. In conjunction with this offering the Company paid fees of $75,000 and issued a total of 147,000 shares of its common stock to placement agents in connection with the financing. The offer and sale of the shares sold were not registered under the Securities Act of 1933 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The shares sold in this offering may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or exemption from the registration requirements, under the Securities Act.

During the nine months ended September 30, 2007, the Company issued 262,501shares of common stock to officers valued at $670,749 as follows:

(1) On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. During the three months and nine months ended September 30, 2007, 12,500 shares and 37,500 shares of common stock had vested, respectively, as a result of which $2,750 and $8,250, respectively, was charged to operations.

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
(3) During August 2007, the Company issued 100,000 shares of common stock to its Premium Ticket Manager. The 100,000 shares of common stock had a fair market value on the date of issuance of $635,000 ($6.35 per share) and was charged to operations as general and administrative expense.

During the three months and nine months ended September 30, 2007, 41,667 and 125,000 shares of common stock had vested, respectively, as a result of which $9,166 and $27,500, respectively, was charged to operations.

During the nine months ended September 30, 2007, the Company issued 1,110,913 shares of common stock upon the exercise of warrants to acquire 1,179,796 shares of common stock for total proceeds of $203,000 as follows:

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

4) On September 11, 2007, an accredited investor exercised (on a cashless basis) a previously issued warrant for 400,000 shares of common stock with an exercise price of $0.50 per share. Accordingly, the aggregate exercise price of $200,000 was paid through the surrender and cancellation of 46,429 shares of common stock with a fair market value on the date of exercise of $7.00 per share, which resulted in the issuance of 353,571 shares of common stock.

 (5) During the nine months ended September 30, 2007, the Company issued 450,000 shares of common stock to other individuals upon the exercise of previously issued warrants at exercise prices ranging from $0.25 per share to $0.50 per share and received cash proceeds of $203,000.

During the nine months ended September 30, 2007, the Company granted 847,000 options to acquire 847,000 shares of common stock valued in the amount of $4,399,000 as follows:

(1) On March 12, 2007, the Company granted to Sam Georges, a newly-appointed non-officer director of the Company, a non-plan option to acquire 10,000 shares of common stock exercisable at $4.00 per share for a period of five years, which was fully vested at issuance. The fair value of such stock option of $30,800, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the nine months ended September 30, 2007. The assumptions used in the Black-Scholes option pricing model to calculate the fair value of the option were as follows:

Stock price on date of grant	$4.00
Risk-free interest rate	5.00%
Volatility	100.4%
Dividend yield	0%
Weighted average expected life (years)	5.00
Weighted average fair value of option	$3.08

(2) On June 7, 2007, the Company granted to Andy Pells, a director of the Company, an option to purchase 10,000 shares of common stock exercisable at $4.60 per share for a period of five years, which was fully vested at issuance. The fair value of such option of $45,300, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the nine months ended September 30, 2007. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the option were as follows:

Stock price on date of grant	$5.70
Risk-free interest rate	5.00%
Volatility	100.4%
Dividend yield	0%
Weighted average expected life (years)	5.00
Weighted average fair value of option	$4.53

On May 5, 2007, the Company granted to a consultant a warrant to purchase 1,000,000 shares of common stock exercisable at $5.35 per share for a period of three years, which was fully vested at issuance. The fair value of such warrant of $3,440,000, as calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the nine months ended September 30, 2007. The assumptions used in the Black-Scholes option-pricing model to calculate the fair value of the warrant were as follows:

Stock price on date of grant	$5.35
Risk-free interest rate	5.00%
Volatility	100.4%
Dividend yield	0%
Weighted average expected life (years)	3.00
Weighted average fair value of option	$3.44

On November 6, 2006, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan, to its newly-hired director of business development, Craig Stein. On each of the first three year anniversary dates of his employment, as long as Mr. Stein remains an employee of the Company, options to acquire 100,000 shares of common stock will be granted to Mr. Stein on each of November 6, 2007, November 6, 2008 and November 6, 2009, respectively, with per share exercise prices of $2.02, $3.00 and $4.00, respectively. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $906,000. The Company is amortizing the fair value of such options over 36 months, and as a result, $75,500 and $226,500was charged to operations as general and administrative expense during the three months and six months ended September 30, 2007, respectively.

On August 8, 2007, the Company issued options to purchase 100,000 shares of common stock under the 2004 Option Plan, of which options to purchase 25,000 shares vested immediately, to its newly-hired Vice President Operations, Curt Bechdel. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $571,000. The approximate Black-Scholes value of the immediately vested options to purchase 25,000 shares is $142,750, which resulted in a charge to general and administrative expense at the time of grant. The remaining 75,000 options to purchase common stock will vest over three years on the anniversary date of Mr. Bechdel’s employment, as long as Mr. Bechdel remains an employee of the Company. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, is $428,000. The Company is amortizing the fair value of such options over 36 months, and as a result, $21,000 was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2007.

On, August 21 2007, the Company issued options to purchase 87,000 shares of common stock under the 2004 Option Plan, to various employees. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $358,000. The Company is amortizing the fair value of such options over 36 months, and as a result, $13,000 was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2007.

On September 10, 2007, the Company issued options to purchase 340,000 shares of common stock under the 2004 Option Plan, of which options to purchase 40,000 shares vested immediately, to its newly-hired Chief Financial Officer, Matthew Natalizio. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $1,839,000. The approximate Black-Scholes value of the immediately vested options to purchase 40,000 shares is $216,400, which resulted in a charge to general and administrative expense at the time of grant. The remaining 300,000 options to purchase common stock will vest over three years on the anniversary date of Mr.Natalizio’s employment, as long as Mr. Natalizio remains an employee of the Company. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, is $1,623,000. The Company is amortizing the fair value of such options over 36 months, and as a result, $32,000 was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2007.

On September 27, 2007, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan, to Chief Operating Officer, Kim Simon. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $1,554,000. These options to purchase common stock will vest over three years on the anniversary date of Ms. Simon’s employment agreement, as long as Ms. Simon is not terminated for cause. The Company is amortizing the fair value of such options over 36 months, and as a result, $6,000 was charged to operations as general and administrative expense during the three months and nine months ended September 30, 2007.

A summary of stock option activity under the Company’s options plans for the nine months ended September 30, 2007 is shown below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2006	451,500	$2.05	5.3
Granted	847,000	6.94
Exercised	-
Canceled/Expired	-
Options outstanding at September 30, 2007	1,298,500	$5.24	4.9
Options exercisable at September 30, 2007	236,500	$2.41	4.3

The intrinsic value of exercisable but unexercised in-the-money options at September 30, 2007 was $1.7 million.

At September 30, 2007, the unvested portion of the grant date fair value of stock options will be charged to operations over their remaining vesting periods as follows:

Years Ending December 31,
2007 (three months)	$405,000
2008	1,621,000
2009 and beyond	2,495,000
Total	$4,521,000

As of September 30, 2007, the Company had warrants outstanding to purchase 4,522,000 shares of common stock at exercise prices ranging from $0.25 to $5.50 per share (weighted-average exercise price $5.45 per share).

8. Note Payable, Stockholder

On April 24, 2007, the Company borrowed $2,000,000 from Joseph Marsh, a stockholder of the Company, pursuant to an unsecured short-term note, with interest at 8%, per annum payable monthly. The note was due on or before April 1, 2008. During the term of the loan, Mr. Marsh had the right to convert the loan into an investment in any subsequent private placement that the Company may conduct. On September 29, 2007 the Company repaid the loan in full. During the term of the loan the Company paid $76,000 in interest and penalties.

9. Related Party Transactions

During 2006 and 2007, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation. Effective March 6, 2006, the Company entered into a one-year agreement with Mr. Frankel’s current firm for certain business, accounting and tax advisory services to be provided by Mr. Frankel for a monthly retainer fee of $5,000 effective as of January 1, 2006. Other services outside the scope of this agreement are invoiced separately by Mr. Frankel’s firm. This agreement was approved by the Company’s Board of Directors. This agreement was terminated in October 2006. During the three months ended September 30, 2007 and 2006, the Company incurred fees to such accounting firm of $2,000 and $12,448, respectively. During the nine months ended September 30, 2007 and 2006, the Company incurred fees to such accounting firm of $52,258 and $55,984, respectively. During the nine months ended September 30, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee with Mr. Frankel’s former firm of $8,758.

During the nine months ended September 30, 2007, certain customer credit card transactions were deposited in the accounts of the former owners of Exhibit Merchandising, LLC. These amounts remain outstanding, the Company does not believe there is any impairment to these receivables.

During the nine months ended September 30, 2007, the Company purchased golf tee-times through a seller of Stand-By Golf Las Vegas aggregating $419,786.

At September 30, 2007, the Company had amounts due from the seller of Any Event of $14,950, primarily for funds collected on behalf of the Company by the seller between March 14, 2007 and March 31, 2007.

10. Commitments and Contingencies

Effective March 1, 2006, the Company entered into a three-year employment agreement with Mitch Francis, its President and Chief Executive Officer, to serve as Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8%, standard benefits, and annual bonuses equal to 6% of the Company’s annual earnings in excess of $500,000 before taxes, depreciation and amortization, but after interest expense. Mr. Francis did not earn any bonus during the three months and nine months ended September 30, 2007 or 2006. The agreement also provided that the Company issue to Mr. Francis 500,000 shares of restricted common stock within thirty days of March 1, 2006. The shares of common stock were issued on March 13, 2006. The shares of common stock are subject to a prohibition on being traded, encumbered or otherwise transferred, which restriction lapses in equal annual installments on March 13, 2007, 2008 and 2009. On the occurrence of a change in control of the Company, as defined, Mr. Francis will be entitled to, among other compensation, an amount equal to five times his annual base salary immediately prior to the change in control event.

At September 30, 2007 and December 31, 2006, the Company had bank certificates of deposit securing two bank letters of credit outstanding for $12,283 that had been issued to secure the Company’s obligations to two of its show ticket suppliers. At September 30, 2007 and December 31, 2006, there were no amounts outstanding under the letters of credit.

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

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of the Company’s net operating loss carry-forwards will likely be limited as a result of cumulative changes in stock ownership. As such, the Company recorded a 100% valuation allowance against its net deferred tax assets at September 30, 2007 and December 31, 2006.

As a result of the Company’s significant operating loss carry-forwards and the corresponding valuation allowance, no income tax benefit has been recorded at September 30, 2007 or December 31, 2006. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Three Months and Nine Months Ended September 30, 2007
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

During the first nine months of 2007, the Company conducted its Tix4Tonight operations at four locations in Las Vegas, Nevada: the Hawaiian Marketplace Shopping Center at the South end of the Strip; the Fashion Show Mall Strip entrance in front of Neiman-Marcus, directly across the street from the new Wynn Resort at the middle of the Strip; at the North Strip, just south of the Riviera Hotel; and a downtown Las Vegas facility in the Four Queens Hotel, fronting onto the Fremont Street Experience. These four ticketing locations are leased facilities. On September 7, 2007, the Company entered into a sublease for a fifth facility in the Showcase Mall, behind the “Giant Coke Bottle,” just north of the MGM Grand. The Showcase Mall facility began selling discount tickets on November 1, 2007. The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada, which is also a leased facility.

The Company conducts the operations of Tix4Tonight at five locations in Las Vegas, Nevada: the Hawaiian Marketplace Shopping Center at the South end of the Strip; the Fashion Show Mall Strip entrance in front of Neiman-Marcus, directly across the street from the new Wynn Resort at the middle of the Strip; at the North Strip, just south of the Riviera Hotel; and a downtown Las Vegas facility in the Four Queens Hotel, fronting onto the Fremont Street Experience. These four ticketing locations are in leased facilities. The Company also maintains administrative offices for Tix4Tonight in Las Vegas, Nevada, which is also a leased facility.

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

On March 14, 2007, the Company acquired Any Event, an online national ticket broker. This acquisition was instrumental in establishing the Company in the online and offline premium ticketing business for sporting events, concerts and other cultural events throughout the United States. Tickets are generally sold at a premium over face value. The Company operates Any Event from its offices in Las Vegas, Nevada. In June 2007, the Company closed the Any Event office in Cleveland, Ohio.

On August 8, 2007, the Company acquired substantially all of the assets of Exhibit Merchandising LLC, an Ohio limited liability company (“EM”). The Company operates EM from its offices in Cleveland, Ohio.

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

Revenue Recognition and Presentation:

The Company's Las Vegas show ticketing business recognizes as revenue the commissions paid by the entertainment provider and related transaction fees earned from the sale of discounted Las Vegas show tickets at the time the tickets are paid for and delivered to the customers. The Company's charges a commission to the show based on the face value of the tickets sold. The Company charges a transaction fee to the customer on a per-ticket basis. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

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

Results of Operations - Three Months Ended September 30, 2007 and 2006:

Revenues. The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. The Company, through its discounted ticket venues also offers discount dinner reservations and golf tee times. Additionally, with the acquisition of Exhibit Merchandising, LLC “EM” the Company also earns revenues from the management of retail outlets associated with the sale of merchandise related to traveling exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Total revenues were $5,701,641 for the three months ended September 30, 2007, as compared to $1,434,233 for the three months ended September 30, 2006, an increase of $4,267,408 or 298%. The Company earned on its discount ticket activities a total of $1,459,966 and $1,434,233 for the three months ended September 30, 2007 and 2006 respectively. This represents an increase of 2% in discount ticket revenues. Commissions and fees were earned on the gross sales value of discounted show tickets sold to customers of $7,176,197 for the three months ended September 30, 2007, as compared to $5,341,028 for the three months ended September 30, 2006, an increase of $1,835,169 or 34%. The Company sold 177,628 discounted show tickets during the three months ended September 30, 2007, as compared to 153,813 discounted show tickets during the three months ended September 30, 2006, an increase of 23,815 tickets or 15%. Revenues increased in 2007 as compared to 2006 as a result of increased customer demand for tickets, and new sources of revenue, including discount golf, and dinner reservations. The Company also offers premium tickets through its AnyEvent subsidiary. Premium tickets sales for the three months ended September 30, 2007, were $1,895,896. Due to the acquisition of Any Event in March 2007, there was no comparable revenue for the nine months ended September 30, 2006.

Further, as a result of our acquisition of “EM” on August 8, 2007 we had retail sales revenues of $2,345,779 for this two month period that we operated Exhibit Merchandising. Due to the acquisition of EM in August 2007, there was no comparable revenue for the three months ended September 30, 2006.

Our expectation is that Exhibit Merchandising will be a significant contributor to our future revenue growth. The Company expects discount ticket show revenues to continue to be a significant part of our business going forward and that revenues to increase in dollar terms in future periods as a result of the opening of our fifth leased ticket outlet. The Company expects premium ticket revenues to increase in future periods, as it gains increased visibility through its alliances with entertainment management groups.

Revenues by category for the three months ended September 30, 2007 were as follows:

Discounted show tickets	$1,303,000
Discounted golf reservations	56,000
Premium event tickets	1,896,000
Dinner reservations	101,000
Exhibit Merchandising	2,346,000
$5,702,000

Direct Costs of Revenues. Direct costs of revenues were $4,494,197 for the three months ended September 30, 2007, as compared to $564,925 for the three months ended September 30, 2006, an increase of $3,929,272 or 696%. Direct costs of revenues were 79% of revenues in 2007, as compared to 39% of revenues in 2006, primarily as a result of increased costs associated with premium event tickets and exhibit merchandising. Direct costs of revenue consist of the cost of tickets associated with premium event tickets, rents at our locations, and employee costs related to the Company’s ticketing and merchandising operations.

Selling and Marketing Expenses. Selling and marketing expenses were $808,771 for the three months ended September 30, 2007, as compared to $162,080 for the three months ended September 30, 2006, an increase of $646,691 or 399%. Selling and marketing expenses decreased to 4% of revenues for the three months ended September 30, 2007, as compared to 8% of revenues for the three months ended September 30, 2006, as a result of increased revenues associated with premium event tickets and exhibit merchandising. Selling and marketing expenses increased in 2007 as compared to 2006 on an absolute basis as a result of efforts by the Company to increase the exposure of its business activities in the marketplace through additional magazine and internet advertising.

Included in selling and marketing expenses is depreciation and amortization for the three months ended September 30, 2007 and 2006 of $120,139 and $39,735, respectively. The increase in depreciation and amortization in 2007 as compared to 2006 is primarily the result of an increase in property and equipment acquired to support the Company’s Las Vegas operations and the amortization of marketing related intangible assets acquired in conjunction with the acquisitions of Stand-By Golf Las Vegas and Any Event.

Selling and marketing expenses include advertising and promotional costs related to the Company’s business activities. The Company expects selling and marketing expenses to increase significantly in future periods as a result of the Company increasing its efforts to advertise and promote its dinner and golf reservation operations and to expand the sales of tickets through Any Event.

General and Administrative Expenses. General and administrative expenses were $8,943,570 for the three months ended September 30, 2007, as compared to $1,221,108 for the three months ended September 30, 2006, an increase of $7,722,462 or 633%, primarily as a result of increases in stock-based compensation, consulting fees, merchant fees and corporate staffing costs. Included in general and administrative expenses were non-cash stock-based consulting and advisory fees and compensation costs of $8,008,067 for the three months ended September 30, 2007 (including $1,139,896 to officers and directors), as compared to $771,613 for the three months ended September 30, 2006 (including $468,717 to officers and directors).

General and administrative expenses for the three months ended September 30, 2007 included consulting fees aggregating $6,360,000 relating to business development consulting agreements entered into during the period, consisting of the fair value of stock-based consideration (warrants and common stock). Since all of the consideration paid was non-refundable and deemed fully earned or fully vested, as applicable, upon execution of the agreements, the full amount of the consideration paid under such agreements was charged to operations during the three months ended September 30, 2007. The Company expects to receive benefit from these agreements in future periods, although the timing and amount is uncertain and cannot be predicted.

Other significant components of general and administrative expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. In addition, during the three and nine month periods ended September 30, 2007 the Company has also incurred costs related to

Income (Loss) from Operations. As a result of the aforementioned factors, the loss from operations was $8,544,897 for the three months ended September 30, 2007, as compared to income from operations of $513,880 for the three months ended September 30, 2006.

Gain on Settlement with Lender. On September 13, 2006, the Company repaid in full its obligation to Finova/Steambioat of $1,180,493 (including accrued interest of $297,632), by making a final cash payment of $101, 697. As a result, the Company recognized a non-cash gain on settlement of debt of $1,078,796 during the three months ended September 30, 2006. No similar transaction occurred in the three months ended September 30, 2007.

Interest Income. Interest income was $60,270 for the three months ended September 30, 2007 as compared to $7,039 for the three months ended September 30, 2006, as a result of higher average cash balances in 2007 as compared to 2006.

Other Income. Other income was $27,342 for the three months ended September 30, 2007, as compared to no earned other income for the three months ended September 30, 2006.

Interest Expense. Interest expense was $53, 048 for the three months ended September 30, 2007, as compared to $80,253 for the three months ended September 30, 2006, a decrease of $27,205, primarily as a result of the repayment of debentures and notes payable in 2006.

Net Income (Loss). As a result of the aforementioned factors, net loss was $8,510,333for the three months ended September 30, 2007, as compared to net income of $433,702 for the three months ended September 30, 2006.

Results of Operations - Nine Months Ended September 30, 2007 and 2006:

Revenues. The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. The Company, through its discounted ticket venues also offers discount dinner reservations and golf tee times. Additionally, with the acquisition of Exhibit Merchandising, LLC “EM” the Company also earns revenues from the management of retail outlets associated with the sale of merchandise related to traveling exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Total revenues were $12,160,536 for the nine months ended September 30, 2007, as compared to $3,762,450 for the nine months ended September 30, 2006, an increase of $8,398,086 or 223%. The Company earned on its discount ticket activities a total of $5,463,322 and $3,762,450 for the nine months ended September 30, 2007 and 2006 respectively. This represents an increase of 45% in discount ticket revenues. Commissions and fees were earned on the gross sales value of discounted show tickets sold to customers of $20,413,664 for the nine months ended September 30, 2007, as compared to $13,461,543 for the nine months ended September 30, 2006, an increase of $6,952,121 or 52%. The Company sold 488,636 discounted show tickets during the nine months ended September 30, 2007, as compared to 410,409 discounted show tickets during the nine months ended September 30, 2006, an increase of 78,227 tickets or 19%. Revenues increased in 2007 as compared to 2006 as a result of several factors, including higher quality show tickets, increased customer demand for tickets, and new sources of revenue, including discount golf, dinner reservations. The Company also offers premium tickets through its AnyEvent subsidiary. Premium tickets sales for the nine months ended September 30, 2007, were $4,351,435. Due to the acquisition of Any Event in March 2007, there was no comparable revenue for the nine months ended September 30, 2006.

Further, as a result of our acquisition of “EM” on August 8, 2007 we had retail sales revenues of $2,345,779 for this two month period that we operated Exhibit Merchandising. Due to the acquisition of EM in August 2007, there was no comparable revenue for the nine months ended September 30, 2006.

Our expectation is that Exhibit Merchandising will be a significant contributor to our future revenues. The Company expects discount ticket show revenues to continue to be a significant part of our business going forward and that revenues to increase in dollar terms in future periods as a result of the opening of our fifth leased ticket outlet. The Company expects premium ticket revenues to increase in future periods, as it gains increased visibility through its alliances with entertainment management groups.

Revenues by category for the nine months ended September 30, 2007 were as follows:

Discounted show tickets	$5,136,793
Discounted golf reservations	133,020
Premium event tickets	4,351,435
Dinner reservations	193,509
Exhibit merchandising	2,345,779
$12,160,536

Direct Costs of Revenues. Direct costs of revenues were $8,118,422 for the nine months ended September 30, 2007, as compared to $1,518,308 for the nine months ended September 30, 2006, an increase of $6,600,114 or 435%. Direct costs of revenues increased to 67 % of revenues in 2007, as compared to 40 % of revenues in 2006, primarily as a result of increased costs associated with premium event tickets and lower margins associated with Exhibit Merchandising. Direct costs of revenue consist of the cost of tickets associated with premium event tickets, rents at our locations, and employee costs related to the Company’s ticketing and merchandising operations.

Selling and Marketing Expenses. Selling and marketing expenses were $1,369,751 for the nine months ended September 30, 2007, as compared to $436,330 for the nine months ended September 30, 2006, an increase of $933,421 or 83%. Selling and marketing expenses decreased to 7% of revenues for the nine months ended September 30, 2007, as compared to 12% of revenues for the nine months ended September 30, 2006, as a result of increased revenues associated with premium event tickets and Exhibit Merchandising. Selling and marketing expense increased in 2007 as compared to 2006 on an absolute basis as a result of efforts by the Company to increase the exposure of its business activities in the marketplace through additional magazine and internet advertising.

Included in selling and marketing expenses is depreciation and amortization for the nine months ended September 30, 2007 and 2006 of $756,266 and $77,905, respectively. The increase in depreciation and amortization in 2007 as compared to 2006 is primarily the result of an increase in property and equipment acquired to support the Company’s Las Vegas operations and the amortization of marketing related intangible assets acquired in conjunction with the acquisitions of Stand-By Golf Las Vegas and Any Event.

Selling and marketing expenses include advertising and promotional costs related to the Company’s business activities. The Company expects selling and marketing expenses to increase significantly in future periods as a result of the Company increasing its efforts to advertise and promote its dinner and golf reservation operations and to expand the sales of tickets through Any Event.

General and Administrative Expenses. General and administrative expenses were $17,653,717 for the nine months ended September 30, 2007, as compared to $2,341,016 for the nine months ended September 30, 2006, an increase of $15,312,70 1 or 679%, primarily as a result of increases in stock-based compensation, consulting fees, merchant fees and corporate staffing costs. Included in general and administrative expenses were non-cash stock-based consulting and advisory fees and compensation costs of $13,126,408 for the nine months ended September 30, 2007 (including $2,454,625 to officers, directors, and employees), as compared to $1,015,844 for the nine months ended September 30, 2006, of which $610,648 to officers and directors.

General and administrative expenses for the nine months ended September 30, 2007 included consulting fees aggregating $12,804,167 relating to business development consulting agreements entered into during the period, consisting of the fair value of stock-based consideration (warrants and common stock) of $11,137,500 and cash fees of $1,666,667. Since all of the consideration paid was non-refundable and deemed fully earned or fully vested, as applicable, upon execution of the agreements, the full amount of the consideration paid under such agreements was charged to operations during the nine months ended September 30, 2007. The Company expects to receive benefit from these agreements in future periods, although the timing and amount is uncertain and cannot be predicted.

Other significant components of general and administrative expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs.

Merger Integration Cost Related to Any Event. Effective March 14, 2007, the Company engaged Timothy Bordonaro, the former president of the immediate predecessor to Any Event, as a consultant for a period of 90 days to assist the Company to integrate and transition the business and assets purchased from Any Event. As consideration for Mr. Bordonaro’s services, the Company paid Mr. Bordonaro $150,000 in cash and issued him 25,000 shares of restricted common stock valued at $4.00 per share (aggregate value $100,000), which approximated market value on the date of issuance. The aggregate value of such consideration of $250,000 was charged to operations as merger integration cost during the six months ended September 30, 2007.

Loss from Operations. As a result of the aforementioned factors, the loss from operations was $15,231,354 for the nine months ended September 30, 2007, as compared to a loss from operations of $533,204 for the nine months ended September 30, 2006.

Interest Income. Interest income was $72,183 for the nine months ended September 30, 2007, as compared to $7,574 for the nine months ended September 30, 2006, as a result of higher average cash balances in 2007 as compared to 2006.

Other Income. Other income was $31,525 for the nine months ended September 30, 2007, as compared to $37,300 for the nine months ended September 30, 2006. Other income for the nine months ended September 30, 2006 consisted primarily of an accrued liability originally recorded at December 31, 2005 with respect to a potential claim from a supplier which was reversed at September 30, 2006.

Interest Expense. Interest expense was $99,062 for the nine months ended September 30, 2007, as compared to $322,480 for the nine months ended September 30, 2006, a decrease of $223,418, primarily as a result of the repayment of debentures and notes payable in 2006.

Net Loss. As a result of the aforementioned factors, net loss was $15,226,709 for the nine months ended September 30, 2007, as compared to a net income of $215,327 for the nine months ended September 30, 2006.

Liquidity and Capital Resources - September 30, 2007:

During the last few years, the Company has relied on the proceeds from the sale of its debt and equity securities, capital leases, and loans from both unrelated and related parties to provide the resources necessary to fund and operate its business activities.

During the year ended December 31, 2006, the Company’s operations experienced consistent growth, which trends continued during the nine months ended September 30, 2007. Based on the Company’s operating trends and its current cash resources, both internal and external, the Company believes that it has sufficient working capital resources to fund its cash requirements for the foreseeable future. During 2007, as described below, the Company has raised significant amount of equity capital from both related and unrelated parties to support the growth of its existing operations and to fund the acquisition of new business opportunities, as follows:

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

On August 7, 2007, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Exhibit Merchandising LLC, an Ohio limited liability company (“EM”), and the members of EM (the “Members”), pursuant to which the Company agreed to purchase substantially all of the assets of EM (the “Purchase Assets”). The purchase price for the assets was $11.5 million in cash and 5,000,000 restricted shares of the Company’s Common Stock with a market value of $30.5 million. The Company also agreed to assume certain liabilities of EM.

Operating Activities. Operating activities utilized cash of $2,308,525 during the nine months ended September 30, 2007, as compared to providing cash of $512,244 during the nine months ended September 30, 2006, cash utilized to support increases in accounts receivable, inventory and prepaid expenses, and to reduce accounts payable and accrued expenses. At September 30, 2007, the Company had cash of $5,102,444 as compared to cash of $1,943,532 at December 31, 2006.

The Company had working capital of $8,329,677 at September 30, 2007, as compared to working capital of $44,547 at December 31, 2006.

Investing Activities. For the nine months ended September 30, 2007, investing activities utilized net cash of $12,279,307, consisting of the purchases of property and equipment of $441,624, the purchase of ticket inventory from Any Event of $96,324, the acquisition of Any Event of $300,000 and the acquisition of Exhibit Merchandising for $11,441,353. For the nine months ended September 30, 2006, investing activities utilized cash of $59,521 for the purchases of property and equipment.

Financing Activities. For the nine months ended September 30, 2007, financing activities provided net cash of $17,946,738 consisting of the net proceeds from common stock subscriptions of $17,784,076 (as described below), and proceeds from exercise of options and warrants of $203,301, reduced by payments on capital lease obligations of $40,639. For the nine months ended September 30, 2006, financing activities provided net cash of $460,053, consisting of the net proceeds from sale of common stock and warrants of $1,158,726 and net proceeds from exercise of options and warrants of $40,000, reduced by the payments on notes payable of $128,759, payments on capital lease obligations of $64,914, and principal payments on convertible debentures of $505,000.

On April 24, 2007, the Company borrowed $2,000,000 from Joseph Marsh, a stockholder of the Company, pursuant to an unsecured short-term note, with interest at 8%, per annum payable monthly. The note was due on or before April 1, 2008. During the term of the loan, Mr. Marsh had the right to convert the loan into an investment in any subsequent private placement that the Company may conduct. On September 29, 2007 the Company repaid the loan in full. During the term of the loan the Company paid $76,000 in interest and penalties.

On September 24, 2007, the Company completed closing of a private investment in public equity financing. At the closing, the Company sold to institutional and accredited investors 3,744,000 shares of its common stock for a price of $4.75 per share, or an aggregate of approximately $17.8 million. In addition the Company also issued to the investors two-year warrants to purchase 1,870,000 shares of common stock at an exercise price of $5.50 per share. In conjunction with this offering the Company paid fees of $75,000 and issued a total of 147,000 shares of its common stock to placement agents in connection with the financing. The offer and sale of the shares sold were not registered under the Securities Act of 1933 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The shares sold in this offering may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or exemption from the registration requirements, under the Securities Act.

Principal Commitments:

At September 30, 2007, the Company did not have any material commitments for capital expenditures.

The Company’s principal commitments for the next five fiscal year periods consisted of contractual commitments as summarized below. The information shown below does not include the acquisition of Exhibit Merchandising LLC on August 8, 2007.

		Payments Due by Years Ending December 31,
Contractual cash obligations	Total	2007	2008	2009	2010	2011and after
		(three Months)

Employment agreements (1)	$637,843	$94,250	$396,800	$133,460	$13,333	$—
Capital lease obligations	153,576	11,463	43,202	44,702	54,209	—
Operating lease obligations	7,695,181	419,995	1,973,614	1,892,070	1,488,260	1,921,242
Interest on capital lease obligations	35,938	5,038	16,623	10,545	3,732	—
Total contractual cash obligations	$8,522,538	$530,746	$2,430,239	$2,080,777	$1,559,534	$1,921,242

(1)	Base compensation only; does not include any performance bonuses or earn-outs.

Off-Balance Sheet Arrangements:

At September 30, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

TIX CORPORATION
(Registrant)

Date: November 19, 2007	By:	/s/ MITCH FRANCIS
Mitch Francis
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Certificate of Incorporation, as filed with the State of Delaware on April 6, 1993 (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on August 31, 1993 (1)

3.3	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on September 16, 1996 (1)

3.4	Fourth Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware, effective March 3, 2005 (2)

3.5	Bylaws of the Company (1)

10.32	Asset Purchase Agreement between Tix Corporation and John’s Tickets, LLC, dba Any Event Tickets, effective March 14, 2007 (3)

10.33	Employment Agreement between Tix Corporation and John Pirample effective March 14, 2007 (3)

10.34	Consulting Agreement between Tix Corporation and Timothy Bordonaro effective March 14, 2007 (3)

10.35	Consulting Agreement between Tix Corporation and Centaurus One, LLC effective April 23, 2007 (4)

10.36	Amendment to Consulting Agreement between Tix Corporation and Centaurus One, LLC dated May 3, 2007 (4)

10.37	Consulting Agreement between Tix Corporation and Sammy’s Tickets, Inc. effective April 1, 2007 (4)

10.38	Consulting Agreement between Tix Corporation and ARD Partners, LLC effective July 5, 2007 (4)

10.39	Promissory Note issued by Tix Corporation to Joe Marsh dated April 24, 2007 (4)

10.40	Sub-lease from of ticket outlet facility from Caribbean International Sales Corp., Inc. dated September 7, 2007.

10.41	Employment Agreement between Tix Coroporation and Kimberly Simon effective September 27, 2007.

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

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