Form 10KSB
period 2007-12-31
Tix CORP
filed 2008-03-31
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Common Stock, $0.08 Par Value
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. o

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $18,567,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of March 14, 2008, based on the closing market price of $4.60 per share, was $78,251,736.

As of March 14, 2008, the issuer had 31,375,474 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements:

Certain statements contained in this Form 10-KSB (or otherwise made by us or on our behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases conferences, internet postings or otherwise) that are not statement of historical facts constitute "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, whether as a result of new information, future events or otherwise.

TABLE OF CONTENTS

		Page
PART I
ITEM 1.	DESCRIPTION OF BUSINESS	4
ITEM 2.	DESCRIPTION OF PROPERTY	13
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

PART II
ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	15
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.	CONTROLS AND PROCEDURES	38
ITEM 8B.	OTHER INFORMATION	39

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	39
ITEM 10.	EXECUTIVE COMPENSATION	42
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	50
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	52
ITEM 13.	EXHIBITS	52
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	52

SIGNATURES		53

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. We changed our name from Cinema Ride, Inc. to Tix Corporation effective March 3, 2005.

Our principal executive offices are located at 12001 Ventura Place, Suite 340, Studio City, California 91604. Our principal website is www.tixcorp.com. Tix Corporation is trading under the symbol TIXC.ob.

Our Business Strategy

Tix Corporation is an integrated entertainment company focusing on ticketing services, event merchandising and the production and promotion of live entertainment. We operate three complimentary business units; Tix4Tonight, Exhibit Merchandising (EM) and our newly formed live entertainment subsidiary Tix Productions Inc. (TPI). Our broad strategic goals are to be the last minute leading discount ticket operation in the US, a leading exhibition and event merchandising company and a major presenter and producer of live entertainment in the US and Canada. We are pursuing these strategic goals through both internal and external efforts. Internally we are looking at opportunities to increase revenues and to enhance profitability through both market expansion and cost savings and streamlined operating processes. Externally we are looking for accretive growth opportunities through the acquisition of complementary strategic businesses and new market opportunities. We have begun, and will continue, to execute on these strategies through pursuing the objectives listed below:

•	Improve the profitability of our existing businesses.
o	Tix4Tonight, our Las Vegas last minute discount ticket operation, is working to increase market penetration and product offerings, such as our discount dinners program, called Tix4Dinners;
o	Tix4Tonight is expanding our market reach through development of new marketing channels including a national branded internet discount ticket portal that will be called WWW.HALFPRICETICKETS.COM;
o
Tix4Tonight is expanding its premium ticket distribution offerings through inclusion of Tix Productions produced and presented events as well as third party events identified by Tix’s well-known and respected industry professionals;

o
Event Merchandising is increasing revenues by generating new projects through internal opportunities via Tix Productions and externally through opportunities created by their successful roster of our on-going events e.g. our King Tutankhamun exhibit stores which are currently in London and Vienna

o
Tix Productions is expanding its live entertainment offerings through several new national presenting opportunities with a number of major show producers, and exploitation of internally produced shows.

•
Focus on acquiring and developing intellectual property. We are always seeking to expand the opportunities inherent in owning the creative content of live entertainment productions. Tix Productions is aggressively pursuing producing opportunities which can provide opportunities across our complimentary businesses of producing, ticket distribution and merchandise distribution. When we are the owners of a production it makes it much easier to assure that we have complementary opportunities to present those shows in our markets, sell the merchandise and handle discount and premium ticketing opportunities.

•
Extend our network of producers, promoters and venue managers. Recognizing the value inherent in strong relationships, Tix is pursuing promoting and producing opportunities with a group of leading producers and promoters of live entertainment and with leading venues in major markets in which we regularly work. The multiple potential streams of income that we can provide a producer allows novel partnerships and deals to be reached that increase opportunities for future partnerships with producers and venues.

•
Further develop our ticketing and online services. Tix4Tonight is often recognized as the leader in the field of last minute discount ticket sales. We are developing a nationwide internet discount ticketing site, HALFPRICETICKETS.COM. We also anticipate operating brick and mortar facilities in certain larger metropolitan areas.

In order to achieve our objectives and successfully implement our strategies, we have made and expect to continue to pursue investments and acquisitions that contribute to the above goals where the valuations, returns and growth potential are consistent with our long-term goal of increasing shareholder value.

Our History

Prior to December 31, 2003, we were in an unrelated business. From January, 2004 until March 2007, our principal business activity was the sale of tickets for Las Vegas shows at a discount to the original box office price, on the day of the performance, through its wholly-owned subsidiary, Tix4Tonight, LLC (Tix4Tonight). In March 2007, we acquired the assets of John’s Tickets, LLC, which was a premium ticket reseller of live theatre, concerts and sporting events.  We, the Company, in August, 2008, acquired the assets of Exhibit Merchandising, LLC (Ohio). The assets of Exhibit Merchandising, LLC (Ohio) were assigned to Exhibit Merchandising, LLC (Nevada) (EM) which owns and operates complete turn-key retail stores that are leased in conjunction with the exhibits that they are supporting, stocked with commercially-available and extensive custom-branded products for sale in addition to professional management that complements the exhibition or theatrical production it represents. The major exhibit currently operated by EM is “Tutankhamun and The Golden Age of the Pharaohs.” EM has agreements to operate stores for three new exhibitions in 2008. In December 2007, the Company announced that it had entered into letters of intents to acquire two live theatre production/promotion companies, Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment (NewSpace). The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  Both Magic and NewSpace are independent presenters of live theater and concerts and it is our intent to combine the operations of the two entertainment companies into its newly formed wholly owned subsidiary Tix Productions Inc. We believe that by combining the two entities we can better leverage resources, gain operating efficiencies, and more fully utilize the combined network.

Our Business

We operate in three reportable segments; ticket services, event and branded merchandising and with our formation of the Tix Productions, Inc. (TPI), in 2008, live entertainment. Information related to these operating segments is included in Note 14 Segment Data in the Notes to Consolidated Financial Statements in Item 8.

Operating Segments

Ticketing Services

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight, which offers for sale discount and premium tickets. Discounted tickets are sold byTix4Tonight, while premium tickets are offered through Tix4AnyEvent. When selling last minute discounted tickets, Tix4Tonight sells them under short-term, exclusive and non-exclusive agreements with approximately 75 Las Vegas shows and attractions, out of a total of approximately 90 Las Vegas shows and attractions running at any one time, and typically offers tickets for more than 60 shows on any given day at a discount plus a service fee. Tix4Tonight typically does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost.

We conduct the operations of Tix4Tonight at five leased locations in Las Vegas, Nevada:
1.	Mid-South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon);
2.	Mid-North Strip at the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005);
3.	North Strip, just south of the Riviera Hotel;
4.
South Strip at the Showcase Mall which is on the Las Vegas Strip, in front of the MGM Grand Hotel located just behind the world famous giant glass Coke bottle, ( which commenced operations in November 2007) and;

5.	Downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005).

Tix4Tonight also maintains leased administrative offices for Tix4Tonight in Las Vegas, Nevada.

Effective March 14, 2007, we acquired substantially all the assets of John’s Tickets, LLC, an Ohio limited liability company dba Tix4AnyEvent (“AnyEvent”).  AnyEvent is a national event ticket broker that sells premium tickets for sporting events, concerts, tours and theatre. AnyEvent operations are located in the administrative offices of Tix4Tonight in Las Vegas, Nevada.

Beginning August 10, 2006, as an adjunct to its Las Vegas show ticketing business, we launched our Tix4Dinner operations from the same leased locations as the sale of show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, usually with dining at specific times on the same day as the sale.

In December 2006, we introduced Tix4Golf discount golf reservation business through the acquisition of Stand-By Golf Las Vegas. Stand-By Golf Las Vegas has operated in the Las Vegas area for approximately ten years, offering tee-time bookings to approximately 30 area golf courses usually at discounted prices. We offer our discount golf offerings at our five Las Vegas ticketing facilities, online and at our Tix4Tonight’s leased administrative office in Las Vegas via its telephone center.

Because of the seasonal nature of tourism in Las Vegas, attendance patterns at Las Vegas shows may vary accordingly. The nature and degree of this seasonality varies among Las Vegas shows depending on the time of year, as well as the nature of entertainment alternatives available to audiences.Tix4Tonight’s revenues are more dependent on the presence of conventions in Las Vegas and the type of shows being offered for sale than seasonality.

Exhibit and Event Merchandising

We provide exhibit and event merchandising through our wholly owned subsidiary Exhibit Merchandising, LLC Nevada (EM). EM was formed from the assets acquired from Exhibit Merchandising, LLC (Ohio) which were acquired August 8, 2007. EM provides retail specialty stores with branded merchandise for touring museum exhibitions and touring theatrical productions. EM owns and operates complete turn-key retail stores with commercially-available and extensive custom-branded products for sale in addition to professional management that complements the exhibition or theatrical production it represents. We operate the stores in spaces rented in conjunction with the exhibit. To date revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.”

EM offers exhibit and theatrical producers the opportunity for additional revenue streams without adding the retail expertise required to manage the operations, thereby leveraging the use of EM’s expertise and knowledge in the specialized retail world. Producers receive a simple royalty payment each period with no other expense to the producer.

EM develops custom pieces that fit the specific exhibition branding in consultation with each event producer. EM strives to run an efficient operation, focused on providing superior customer service and quality products on the front end, and efficient management on the backend.

Live Entertainment

In December 2007, we announced that we had entered into letters of intent to acquire two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent the managements’ of Magic and NewSpace would manage the operations of their respective companies’ for the benefit of Tix Corporation from January 2, 2008 until the transactions could be finalized. The managements’ of Magic and NewSpace were required to consult and obtain the approval of the management of Tix Corporation prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. It is our intent to combine the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies under a single entity, we will be able to better leverage resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the equity and marketplace recognition those entities have.

As a live entertainment presenter, we book touring theatrical and concert presentations with a history of successful commercial appeal as well as participate in the development and roll out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London.  We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eight US cities, our Salt Lake City based group sales team and standard marketing tools including print, radio, television, outdoor and internet marketing tools. In addition, we invest in shows or productions in advance of their initial tour to obtain favorable touring and distribution rights.

Net revenues from live entertainment are a function of the number of elements; revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  Expenses that would be characterized as Cost of Goods Sold include the guarantees, profit sharing and royalties paid directly to the touring productions, direct expenses of the theater which include staffing, rent and box office charges, marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter.

Revenue Concentrations:

During the years ended December 31, 2007 and 2006, there were no showrooms or other ticket sources which accounted for 10% or more of ticketing services revenues. During the year ended December 31, 2005, one hotel showroom and one other ticket source accounted for 14.0% and 11.6% of revenues, respectively.

Substantially all of Exhibit Merchandising’s revenues since its acquisition on August 8, 2007 have been derived from the exhibit “Tutankhamun and The Golden Age of the Pharaohs.”

Competition:

The following is a discussion of the competitive landscape of each of our operating segments.

Ticketing Services

Tix4Tonight sells unsold tickets on the same day of the performance, generally at 20% to 50% off the box office price. Producers provide such tickets to the Company both on an exclusive and non-exclusive basis. Therefore, new ticket brokers can enter into competition with the Company to offer the same or similar ticketing services to non-exclusive shows and customers. Tix4Tonight currently has two competitors in the Las Vegas market and the possibility exists for other competitors to compete both there and in other markets targeted by the Company. Other competitors may possess longer operating histories, larger customer bases, longer relationships with producers, and significantly greater financial, technical, marketing, and public relations resources than the Company. Accordingly, we may not be able to compete successfully and competitive pressures may adversely affect its business, results of operations and financial condition.

Exhibit and Event Merchandising

Our main competitor is Event Network, whose business model is to manage smaller permanent location retail gift shops at museums, zoos, historical and other like attraction that are more of a permanent nature, with a small number of touring exhibits. We differ in our operations by focusing on large touring exhibitions with higher volume of sales.  We believe our background and experience in the entertainment industry allows us to be able to react quickly to changes in schedules, volume of sales and other business perspectives related touring to events and exhibitions. Further, our experience operating in foreign market places including Canada, Australia, United Kingdom and  Austria, provide us significant opportunities.

Live Entertainment

Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality entertainment products and enhanced revenues to promoters, producers and live entertainment venues. We are able to do this through our ability to provide complementary opportunities to present those shows in our markets, sell the merchandise and handle discount and premium ticketing opportunities. We believe that our primary strengths include:

•	The quality of service provided to the producer, promoter and venues.
•	our management’s track record promoting and producing live entertainment events and tours both in the United States and internationally; and
•	The scope and effectiveness of our expertise of marketing.

Although we believe that our entertainment products and services currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater brand recognition, financial, marketing, service support, technical and other resources.

Our main competitors in the global theatrical industry include Nederlander Producing Company of America, Mirvish Productions, The Shubert Organization, The Walt Disney Company, Jujamcym Theatres in North America, Key Brands and Jam Productions. Some of the competitors in the theatrical industry have more Broadway show interests than we do in New York City, from which most North America theatrical touring productions originate. In addition, these competitors may have significantly greater brand recognition and greater financial and other resources, which could enable them to strengthen their competitive positions in comparison to us.

Government Regulations

From time to time, state and federal government bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live entertainment events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol.

Intellectual Property:

 We create and own intellectual property. It is our practice to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. Our trademarks include, among others, “Tix4Tonight”, “Tix4Dinners”, “Halfpricetickets.com” and “Halfpricetickets.net”. Additionally, through acquisition of Magic Arts and Entertainment we acquired the “Broadway” theatrical rights to “101 Dalmatians.” We believe that our trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. We cannot predict however whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.

Insurance:

We maintain insurance coverage that we believe provides adequate coverage for all of its current operations. We maintain $1,000,000 of "key-man" life insurance on the life of Mitch Francis, our President and Chief Executive Officer, as to which we are the sole beneficiary

Employees:

As of February 29, 2008, we had eight full-time employees at our corporate offices; 59 employees at our Las Vegas operation and 17 employees at Exhibit Merchandising, of which three were in London, England and one was in Vienna, Austria. Employees at the Las Vegas operation consist of both full-time and part-time employees. Our employees are not represented by any unions. We believe that our relations with our employees are satisfactory.

Item 1A. RISK FACTORS

We are subject to various risks that may materially affect its business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company’s common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and an investor could lose all or part of his or her investment.

WE HAVE INCURRED NET LOSSES AND MAY EXPERIENCE FUTURE NET LOSSES.

Our operating results have been adversely affected by among, other things, increased stock compensation expense related to obtaining access to the distribution rights of tickets to sporting, theatre and concert events. We incurred net losses of approximately $16.3 million and $1.0 million in 2007 and 2005 respectively and earned $39,000 in 2006. We may face reduced demand of our entertainment offerings and other factors that could adversely affect our results of operations in the future. We cannot predict whether we will achieve profitability in future periods.

OUR FUTURE CAPITAL NEEDS MAY NOT BE MET AND WE MAY BE FORCED TO ABANDON OR CURTAIL OUR BUSINESS PLANS OR OPERATIONS

Our growth and expansion could be impaired by limitations on our access to capital markets. We may require additional capital to continue to expand the operations of Tix4Tonight, Exhibit Merchandising, LLC (EM) and our newly formed live entertainment subsidiary Tix Productions Inc. (TPI). We have been exploring various alternatives to raise this required capital. To the extent that we are unable to secure the capital necessary to fund our future growth on a timely basis and/or under acceptable terms and conditions, we may not have sufficient cash resources to continue to expand our operations. Additionally, if the market for entertainment offerings were to weaken for an extended period of time, our ability to raise capital would be substantially reduced. There can be no assurances that capital from outside sources will be available, or that if such financing is available, it may involve issuing securities senior to the common stock or equity financings which would be dilutive to holders of common stock.

OUR STOCK IS QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD AND COULD BE SUBJECT TO EXTREME VOLATILITY

Our common stock is currently quoted under the symbol "TIXC" on the Over-the-Counter Bulletin Board, which is often characterized by low trading volume. A large volume of stock being sold into the market at any one time could cause the stock to rapidly decline in price.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND THE COMPANY’S STOCKHOLDERS MAY BE UNABLE TO LIQUIDATE THEIR SHARES

Our common stock is listed on the Over-the-Counter Bulletin Board, and there is a limited volume of sales, thus providing limited liquidity into the market for the Company’s shares. As a result of the foregoing, stockholders may be unable to liquidate their shares.

WE MAY BE ADVERSELY AFFECTED BY A GENERAL DETERIORATION IN ECONOMIC CONDITIONS, WHICH COULD AFFECT CONSUMER AND CORPORATE SPENDING AND, THEREFORE, SIGNIFICANTLY ADVERSELY IMPACT OUR OPERATING RESULTS.

A decline in attendance at or reduction in the number of live entertainment events may have an adverse effect on our revenue and operating income. In addition, during the most recent economic slowdown in the United States, many consumers reduced their discretionary spending. The impact of slowdowns on our businesses is difficult to predict, but they may result in reductions in ticket sales and our ability to generate revenue. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at events that we are involved in the ticket sales, merchandising, or production and promotion.

Our business depends on discretionary consumer and corporate spending. Many factors related to discretionary consumer spending and corporate spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest, tax rates and inflation can significantly impact our operating results.

LOSS OF OUR KEY PROMOTERS, MANAGEMENT AND OTHER PERSONNEL COULD RESULT IN THE LOSS OF KEY TOURS AND NEGATIVELY IMPACT OUR BUSINESS.

The entertainment industry is uniquely dependent upon personal relationships, as promoters and executives within the entertainment industry we leverage our existing network of relationships with producers, promoters, venue managers in order to secure the rights to distribute tickets, sell merchandise and secure the other resources that are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our producers, promoters, officers or other key personnel could adversely affect our operations. Although we have entered into long-term agreements with many of those individuals to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their associations with key contacts.

OUR ENTERTAINMENT SEGMENT OPERATIONS ARE SUBJECT TO INTENSE COMPETITION AND COMPETITIVE PRESSURES THAT COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Our three business segments operate in highly competitive market environments and we may not be able to maintain or increase our current share of entertainment revenues.  We compete in the ticket services, exhibit and branded merchandising and live entertainment segments of the entertainment industry.  In addition our competitors compete with us for key employees who have relationships with the artists, theatre managers, promoters and producers we rely upon.  These competitors may engage in more extensive development efforts, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to theatre managers, producers and promoters with whom we presently have relationships. Our competitors may develop services, advertising strategies and entertainment venues that are equal or superior to those we provide and/or utilize or that achieve greater market acceptance and brand recognition than we are able to achieve.  Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, event attendance, ticket prices or profit margins include:

•	Unfavorable fluctuations in operating costs, including increased guarantees to producers, promoters and venues, which we may be unwilling or unable to pass through to our customers.
•	Our competitors may offer more favorable terms than we do in order to obtain agreements for new venues or to obtain events from venues they operate.
•	Other entertainment options available to our audiences may reduce our share of the overall entertainment market.
•	Competition in the specialized labor market we operate within may require us to spend more to retain key employees.
•	Unfavorable changes in the macro-economic environment may affect the ability of patrons to buy tickets and merchandise.
•	New competitors may enter our business segments as the barriers to entry are low.

We believe that barriers to entry into the business segments that we compete are low and that certain local promoters and producers are increasingly expanding their geographic scope of their operations.

WE MAY BE UNABLE TO MANAGE GROWTH WHICH COULD ADVERSELY AFFECT ITS BUSINESS

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

THE COMMON STOCK IS DEEMED TO BE A "PENNY STOCK", WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

Since our common stock is not presently listed on the Nasdaq Stock Market, if the trading price of the common stock remains below $5.00 per share, trading in the common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $4.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Company’s common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE

We have not declared or paid, and we do not anticipate declaring or paying in the foreseeable future, any cash dividends on its common stock. Our ability to pay dividends is dependent upon, among other things, our future earnings, if any, as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by the Company is subject to the discretion of our board of directors. Accordingly, there is no assurance that any dividends will ever be paid on our common stock.

DOING BUSINESS IN FOREIGN COUNTRIES CREATES RISKS NOT FOUND IN DOING BUSINESS IN THE UNITED STATES.

Our international operations accounted for approximately 9% of our revenue in 2007 and are expected to account for approximately 50% of our revenues in 2008. The risks involved in foreign operations that could result in losses against which we are not insured include:

•	exposure to local economic conditions;
•	potential adverse changes in diplomatic relationships with the Unites States of America;
•	risks of renegotiations or modifications of existing agreements with governmental authorities;
•	diminished ability to legally enforce our contractual rights in foreign countries;
•	withholding and other taxes on remittances and other payments by subsidiaries; and
•	changes in foreign taxation structures.

In addition, we may incur substantial tax liabilities when we repatriate any of the cash generated by our international operations back to the United States due to our current inability to recognize any foreign tax credits that would be associated with repatriation of the funds. We currently expect to repatriate substantially all of the cash generated by our international operations. We are not currently in a position to recognize any tax assets in the United States that are the results of payment of income taxes or withholding taxes in foreign jurisdictions.

WE MAY BE UNSUCCESSFUL IN OUR FUTURE ACQUISITIONS, IF ANY, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Our future growth rate depends in part on our acquisitions of additional businesses. A significant portion of our recent and projected growth is expected to be growth attributable to acquisitions including Standby Golf, John’s Tickets, LLC and Exhibit Merchandising, LLC, as well as our recently completed acquisitions Magic Arts & Entertainment, LLC and NewSpace Entertainment, Inc. We may be unable to identify a suitable acquisition targets or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. Acquisitions involve risks, including those associated with:

•	integrating the operations, financial reporting, technologies and personnel of acquired companies;
•	managing geographically dispersed operations;
•	the diversion of management’s attention from other business concerns;
•	the inherent risks in entering markets or lines of business in which we have limited or no direct experience; and
•	the potential loss of key employees, customers and strategic partners of acquired companies.

We may not successfully integrate any businesses or technologies we may acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may not accretive to our earnings and may negatively impact our results of operations, as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of intangible assets. In addition, future acquisitions that we may pursue could result in dilutive issuances of equity securities.

OUR EXISTING DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS HOLD A SUBSTANTIAL AMOUNT OF THE COMPANY’S COMMON STOCK AND MAY BE ABLE TO PREVENT OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

As of February 28, 2007, our directors and executive officers and principal shareholders beneficially owned or have the right to vote approximately 50% of our outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters, including the election of our directors and other corporate actions, such as a merger with or into another company, a sale of substantially all of the Company’s assets, and amendments to the Company’s certificate of incorporation. The decisions of these stockholders may conflict with the Company’s interests or the interests of the Company’s other stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Corporate Offices:

We lease office space at 12001 Ventura Place, Suite 340, Studio City, California 91604 as our corporate headquarters, pursuant to a lease for a period of five years expiring June 2010, with an option to extend the term of the lease for one additional five-year period.

Las Vegas Operations:

We conduct the operations of Tix4Tonight at five leased locations in Las Vegas, Nevada:

1.	Mid-South Strip at the Hawaiian Marketplace Shopping Center (which commenced operations in November 2005 and replaced the location next to the Harley-Davidson Cafe at Harmon);
2.	Mid-North Strip at the Fashion Show Mall Strip entrance in front of Neiman-Marcus (which commenced operations in February 2005);
3.	North Strip, just south of the Riviera Hotel;
4.
South Strip at the Showcase Mall which is on the Las Vegas Strip, in front of the MGM Grand Hotel located just behind the world famous giant glass Coke bottle, ( which commenced operations in November 2007) and;

5.	Downtown Las Vegas facility at the Four Queens Hotel fronting onto the Fremont Street Experience (which commenced operations in December 2005).

Tix4Tonight also maintains administrative offices in Las Vegas, Nevada, pursuant to a lease that terminates on August 31, 2011, with an option to extend the term of the lease for one additional five-year period.

Exhibit Merchandising:

EM leases its combined administrative and warehouse facility in Streetsboro, Ohio under a non-cancellable operating lease. EM also leases on a month-to-month basis, additional storage space and housing at the locations of its exhibits, typically through the duration of the exhibit. Presently, we have leased additional retail space, storage space and housing in London, England; Vienna, Austria and Philadelphia, Pennsylvania.

Live Entertainment:

Live Entertainment has two facilities; one facility houses the Magic Arts and Entertainment operations, while the other facility contains NewSpace Entertainment. The Magic Arts and Entertainment rents its facility on a month-to -month basis and is located in Aurora, Ohio. The NewSpace offices are in Salt Lake City, Utah, pursuant to a lease that terminates on June 1, 2011, with an option to extend the term of the lease for one additional five-year period.

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at December 31, 2007, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

Years Ending December 31,

2008	$2,262,000
2009	2,092,000
2010	1,609,000
2011	1,136,000
2012	833,000
7,932,000

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2007, we were not a party to any known or anticipated material legal proceedings by or against us, including its wholly-owned subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II.

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the OTC Bulletin Board under the symbol “TIXC”.

The following table sets forth the range of reported closing prices of our common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in our common stock has generally been limited and sporadic, and should not be deemed to constitute an "established trading market". The information set forth below was obtained from online sources.

	Low	High
Fiscal Year Ended December 31, 2006:

Three months ended -
March 31, 2006	$0.22	$0.45
June 30, 2006	0.27	0.76
September 30, 2006	0.75	1.33
December 31, 2006	1.00	5.50

Fiscal Year Ended December 31, 2007:

Three months ended -
March 31, 2007	$3.65	$5.15
June 30, 2007	3.80	6.20
September 30, 2007	5.50	7.90
December 31, 2007	5.35	7.00

(b) Holders

As of December 31, 2007, we had 237 common shareholders of record, excluding 6,388,483 shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors. We estimate that we had approximately 1,100 beneficial common shareholders as of December 31, 2007.

(c) Dividends

Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available for distribution, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. We have not paid cash dividends on our common stock and have no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth and development of our business operations.

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

During the year ended December 31, 2007, the Company issued options to purchase 949,000 shares of common stock under the 2004 Option Plan. As of December 31, 2006, options to purchase 660,000 shares of common stock were reserved for issuance under the 2004 Option Plan.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the "2004 Directors Option Plan") for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company's common stock. During 2007, the Company issued its first options to purchase 10,000 shares each to Andrew Pells and Sam Georges in connection with their becoming members of the Tix Corporation board of directors.
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

On March 3, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,600,000 common shares issuable under the Consultant Stock Plan under the Securities Act of 1933. At December 31, 2007 Company has issued 1,190,757 shares under this plan. For the years ended December 31, 2007 and 2006 the Company issued 306,000 and 368,800 shares under the plan.

The Company has also periodically entered into individual equity-based compensation arrangements with its officers, which are described as "ITEM 10. EXECUTIVE COMPENSATION- Employment Agreements" and "ITEM 10. EXECUTIVE COMPENSATION - Issuance of Non-Plan Stock Options, Warrants and Common Stock to Officers", and which are not included below. None of the individual compensation arrangements have been approved by the stockholders of the Company.

The securities authorized for issuance under the Company's equity compensation plans at December 31, 2007 are summarized as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b )	(c )
Plan Category

Equity compensation plans approved by security holders (Options)	798,500	$5.44	161,500

Equity compensation plans not approved by security holders (Options)	490,000	$4.92	N/A

Equity compensation plans not approved by security holders (common stock)	1,191,000	$2.11	89,000

Total	2,479,500	$3.74	1,050,500

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

Sales of Unregistered Securities:

On September 24, 2007, the Company completed the closing of a private placement. At the closing, the Company sold to institutional and accredited investors 3,744,000 shares of its common stock for a price of $4.75 per share, or an aggregate of approximately $17.8 million. In addition the Company also issued to the investors two-year warrants to purchase 1,870,000 shares of common stock at an exercise price of $5.50 per share. In conjunction with this offering the Company paid fees of $75,000 and issued a total of 147,000 shares of its common stock to finders in connection with the financing.

The offer and sale of the shares sold were not registered under the Securities Act of 1933 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated there under. The shares sold in this offering may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or exemption from the registration requirements, under the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected historical consolidated financial data for each of the years in the two-years ended December 31, 2007 and as of December 31, 2007 have been derived from our audited consolidated financial statements included elsewhere herein. The selected historical consolidated financial data for each of the years in the three-year period ended December 31, 2005 have been derived from our audited consolidated financial statements which are not included herein. The consolidated financial statements for each of the years in the five-year period ended December 31, 2007 and as of the end of each such year have been audited.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included herein.

	Year Ended December 31, (1), (2)
	2007	2006	2005	2004	2003
Results of Operations Data:
Revenue	$18,567,000	$5,388,000	$2,695,000	$1,557,000	$-
Operating Expenses:
Direct operating expenses	11,672,000	2,173,000	1,510,000	800,000	-
Selling and marketing expense	13,475,000 (5)	467,000	326,000	366,000	-
General and administrative expenses	8,117,000	3,306,000	1,907,000	1,488,000	1,629,000
Depreciation and amortization	1,668,000	164,000	109,000	62,000	3,000
Operating income (loss)	(16,365,000)	(722,000)	(1,157,000)	(1,159,000)	(1,632,000)
Interest expense	(104,000)	(329,000)	(677,000)	(194,000)	(154,000)
Interest income	96,000	15,000	-	-	-
Gain on settlement of debt, net	-	1,033,000 (3)	-	-	-
Other expense (income) - net	28,000	37,000	68,000	-	-

Income (loss) from continuing operations	(16,345,000)	34,000	(1,766,000)	(1,353,000)	(1,786,000)
Income (loss) from discontinued operations	-	5,000	743,000	(264,000)	333,000(4)
Income tax expense	-	-	-	-	-
Net income (loss)	$(16,345,000)	$39,000	$(1,023,000)	$(1,617,000)	$(1,453,000)
Net income (loss) per common share-basic and diluted
From continuing operations	$(0.70)	$-	$(0.17)	$(0.14)	$(0.22)
From discontinued operations	-	-	0.07	(0.03)	(0.01(4)
Combined net income (loss) per common share-basic and diluted	$(0.70)	$-	$(0.10)	$(0.17)	$(0.23)

Year Ended December 31, (1), (2)	Year Ended December 31,(1),(2)
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$55,168,000	$2,632,000	$1,042,000	$554,000	$832,000
Long-term debt; including current maturities	-	-	1,379,000	1,062,000	890,000
Shareholders' equity (deficiency)	$51,746,000	$378,000	$(2,400,000)	$(2,011,000)	$(1,218,000)

(1) Acquisitions significantly impact the comparability of the historical consolidated financial data reflected in the schedule of Selected Financial Data.

(2) Through December 31, 2003, the Company was in the ride simulator business. This line of business was discontinued on December, 31, 2003. Beginning January 1, 2004, the Company's sole business activity was the sale of tickets for Las Vegas shows at a discount to the original box office price, on the day of the performance, through its then newly-formed, wholly-owned subsidiary, Tix4Tonight, LLC.

(3) On September 13, 2006, the Company repaid in full its obligation to the lender of $1,180,000 (including accrued interest of $298,000) by making final cash payment of $101,000. As a result, the Company recognized a non-cash gain on settlement of debt of $1,079,000 during the year ended December 31, 2006. Netted against the gain on settlement of debt is $58,000 of deferred offering costs and an additional $12,000 gain from a separate settlement with other lenders.

(4) In 2003 the Company recorded a net gain of $349,000 as a result of the Company closing the of its last two ride facilities in and the Company terminating its joint venture - Tickets2Nite. The Company recorded a net loss of $81,000 related to the discontinuation of its ride operations a gain of $414,000 related to the termination of the joint venture - Tickets2Nite.

(5) During the year ended December 31,2007, the Company issued its common stock and warrants to purchase its common stock to outside consultants as compensation for services provided that had a fair market value of $10.9 million at the time of grant. These services were primarily attributable to our efforts to enter into strategic alliances with producers, presenters and venues. The Selected Financial Data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS:

Please read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future economic results. Our actual results could differ materially from the results contemplated by these forward looking statements due to a number of factors, including those discussed under Item 1A. Risk Factors and other sections of this Annual Report.

Executive Overview

During 2007 we continued to execute our strategy to improve and build our operations comprised of Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions Inc. (TPI). The highlights for each our segments for 2007 were:

Tix4Tonight

•	For the year ended December 31, 2007, the value of the discount tickets sold increased by $10.3 million or 45% to $33.2 million,

•	For the year ended December 31, 2007, the number of the discount tickets sold increased by 140,000 tickets or 24% to 714,000 tickets,

•
In November 2007, we opened our fifth leased ticket location in Las Vegas. The ticket booth is located at the Showcase Mall on the Las Vegas Strip, in front of the MGM Grand Hotel located just behind the world famous giant glass Coke bottle,

•	We now have a national distribution network for premium tickets as a result of our March 2007 acquisition and successful integration of John’s Tickets, LLC, now called Tix4AnyEvent,

•	We completed our integration of Stand-By Golf Las Vegas into Tix4Tonight and renamed it Tix4Golf.

Exhibit Merchandising

•	We acquired the assets of Exhibit Merchandising, LLC (EM) in August 2007, and have substantially completed our integration of the EM operations into Tix Corporation.

•
EM successfully completed its management of the Tutankhamun and the Golden Age of the Pharaohs exhibit gift shop at the Franklin Institute Science Museum on September 30, 2007. During the period the Exhibit was opened, February 3 to September 30, 2007, it drew more than 1.2 million visitors.

•
EM successfully opened its first foreign gift shop for Tutankhamun and the Golden Age of the Pharaohs at the London O2 Dome. Tutankhamun is scheduled to be at the London O2 Dome from November 2007, until August 31, 2008, during which time period the Exhibit is expected to draw more than 1.5 million visitors.

Basis of Presentation

The consolidated financial statements include the accounts of Tix together with those of its wholly-owned subsidiaries, Tix4Tonight and EM. Beginning January 2, 2008, they will also include the accounts and activities of TPI, our new Live Entertainment segment.

Segment Overview:

Ticketing Services

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight. Tix4Tonight offers both the sale of discount and premium, tickets to live shows and events. Additionally, Tix4Tonight also offers discounts on meals, and golf tee time bookings. Tix4Tonight sells its offerings from five leased locations in Las Vegas, Nevada. The Company also maintains leased administrative offices for Tix4Tonight in Las Vegas, Nevada.

See further discussion of our Ticketing Services segment in Item 1. Business - Operating Segments.

Exhibit and Event Merchandising

The Company provides exhibit and event merchandising through its wholly owned subsidiary Exhibit Merchandising LLC (EM), EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially-available and extensive custom-branded product.

See further discussion of our Exhibit and Event Merchandising segment in Item 1. Business - Operating Segments.

Live Entertainment

In December 2007, the Company announced that it had entered into letters of intent to acquire two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. It is the Company’s intent to combine the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies into a single entity we will be able to better able leverage resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the marketplace recognition those entities have.

See further discussion of our Exhibit and Event Merchandising segment in Item 1. Business - Operating Segments.

Critical Accounting Policies and Estimates:

The preparation of our consolidated financial statements is accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following narrative describes the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Revenue Recognition and Presentation:

The Company has several streams of income, each of which is required under GAAP to be recognized in varying ways. The following is a summary of our revenue recognition policies:

The Company’s Las Vegas discount show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. The Company’s commissions are calculated based on the face value of the show tickets sold. The Company’s transaction fees are charged on a per-ticket basis. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the purchaser of the booking of dinner reservations at the time that the reservations are made and a subsequent nominal fee from the restaurant at the time the reservation is used. At this time, the Company has immaterial amounts of accounts receivable and does not have any accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant.

Tix4Golf recognizes as revenue the difference between how much it charges its customers for tee-times and how much it pays golf courses for tee-times. The revenue per tee-time, as well as the cost per tee-time, varies, depending on the desirability of the golf course and tee-time, weather, time of year and several other factors. Revenue per tee-time is significantly higher when tee-times are guaranteed or pre-bought in large quantities. Tee-times are generally sold the day before or the day of the tee-time, however, tee-times may be booked in advance. Revenue is not recognized until the day of the tee-time. The Company does not have any accounts receivable associated with this business, as all transactions are paid for at the time of purchase.

AnyEvent recognizes as revenue the gross amount from the sale of tickets that it owns. AnyEvent bears the risk of economic loss if the tickets are not sold by the date that the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. AnyEvent does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale. However, sales transactions with other ticket brokers may be conducted on a credit basis, which would generate accounts receivable.

Exhibit Merchandising recognizes retail store sales at the time the customer takes possession of the merchandise. All sales are net of discounts and returns and exclude sales tax. For online sales, revenue is recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility at the time of shipment, which we refer to as the date of purchase by the customer. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. Shipping and handling revenues from our websites are included as a component of net sales. The Company does not have any accounts receivable associated with this business, as all transactions are done by cash or credit card.

Stock-Based Compensation:

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using SFAS No. 123R effective January 1, 2006, for all share-based payments granted based on the requirements of SFAS No. 123R for all awards granted to employees. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Risk free rate of return	4%	4%
Option lives in years	6	6
Annual volatility of stock price	112.5%	112.5%
Dividend yield	0%	0%

Impairment of Long-Lived Asset:

Our long-lived assets, such as property and equipment, are reviewed for impairment when events and circumstances indicate that depreciable or amortizable long lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current value.
We use various assumptions in determining the current fair value of these assets, including future expected cash flows and discount rates, as well as other fair value measures. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results.

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

The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  There were no indications of impairment based on managements assessment at December 31, 2007 or 2006.

Recent Accounting Pronouncements:

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities * Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141
(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe the adoption of the above recent pronouncements, with the exception of FAS 141(R), will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows. FAS 141(R) introduces significant changes to the accounting for and reporting of business combinations, continuing the movement toward greater use of fair values in financial reporting and expanded disclosures. FAS 141(R) impacts the annual goodwill impairment test associated with acquisitions that occurred prior to the standard's effective date and acquisitions closing after the effective date. Thus, companies such as us that have goodwill from an acquisition that closed prior to the standard's effective date will need to understand the provisions of FAS 141(R). Management is currently evaluating the potential effects of FAS 141(R) on its currently recorded goodwill, as well as any goodwill that could be recorded as result of a future acquisition.

Liquidity and Capital Resources:

At December 31, 2007, we had cash and cash equivalents of $7.4 million and total assets of $55.2 million compared to $1.9 million and $2.6 million, respectively, at December 31, 2006. Our working capital totaled $8.9 million at December 31, 2007, compared to $44,000 at December 31, 2006. We had no debt for the years ending December 31, 2007 and 2006.

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from the selling of equity securities and to a much lesser extent upon proceeds received upon the exercise of options and warrants, as well as borrowings from related and unrelated parties. We may need to incur debt or issue equity to make other strategic acquisitions. We have no commitments from third parties to provide us with any additional future financing, and may not be able to obtain future financing on favorable terms,

We generally receive cash related to the sale of discount tickets and merchandise at the time of purchase. In certain instances, but not all, the sale of premium tickets occur before the event, in these instances the sale is recorded as deferred revenue until the event occurs. We pay the majority of event related expenses at the time of or after the event occurs.

Our cash fluctuates based upon the seasonality of our various businesses. Examples of seasonality of our businesses include Ticketing Services, which reports slightly greater revenues in the third and fourth quarters, than those reported in the first half of the year. Our Live Entertainment segment is expected to record the majority of its revenues in the first, second and fourth quarters. Exhibit Merchandising is less subject to seasonal fluctuations in revenues than our other businesses. EM is however, subject to revenue fluctuations as a result of exhibits that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. We believe that we have sufficient financial flexibility to fund these fluctuations and to access capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case. We expect cash flows from operations and other financing alternatives, to satisfy working capital, and capital expenditures for at least the succeeding year.

Sources of Cash:

During the year ended December 31, 2007, the Company raised gross proceeds of $18. 0 million, $17.8 million of which were the result of the Company’s sale of common stock and warrants. The Company also received $229,000 from the exercise of options and warrants. Additionally, operations provided cash of $144,000, $1.2 million and $290,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

On September 24, 2007, the Company completed the closing of a private placement. At the closing, the Company sold to institutional and accredited investors 3,744,000 shares of its common stock for a price of $4.75 per share, or an aggregate of approximately $17.8 million. In addition, the Company also issued to the investors two-year warrants to purchase 1,870,000 shares of common stock at an exercise price of $5.50 per share. In conjunction with this offering, the Company paid fees of $75,000 and issued a total of 147,000 shares of its common stock to finders in connection with the financing. The offer and sale of the shares sold were not registered under the Securities Act of 1933 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The shares sold in this offering may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or exemption from the registration requirements, under the Securities Act.

On April 24, 2007, the Company borrowed $2,000,000 from Joseph Marsh, a stockholder of the Company, pursuant to an unsecured short-term note, with interest at 8%, per annum payable monthly. The note was due on or before April 1, 2008. During the term of the loan, Mr. Marsh had the right to convert the loan into an investment in any subsequent private placement the Company may conduct. On September 29, 2007 the Company repaid the loan in full. During the term of the loan the Company paid $76,000 in interest.

Uses of Cash

Acquisitions

Effective March 14, 2007, we entered into an Asset Purchase Agreement (the “Agreement”) with John’s Tickets, LLC, dba AnyEvent Tickets (“AnyEvent”). AnyEvent is a national event ticket broker located in Las Vegas, Nevada that sells tickets for sporting events, concerts, tours and theater. Pursuant to the Agreement, we purchased the domain name “http://anyevent.com,” the contents of the website “http://anyevent.com,” the inventory of sporting events, concerts and tours, and theatre tickets outstanding as of the date of the Agreement, the phone number 1-800-ANYEVENT, and all existing contracts between Any Event and other existing box offices, theatres and brokers, pursuant to which AnyEvent acquires its ticket inventory. In consideration for the assets purchased under the Agreement, we paid $300,000 in cash and issued 137,500 shares of restricted common stock valued at $4.00 per share (aggregate value $550,000), which approximated the fair market value on the date of issuance, for total purchase consideration of $850,000. Additionally, the Company paid $96,000 for the actual costs of the ticket inventory based on a post-closing audit.

On August 7, 2007, pursuant to an Asset Purchase Agreement with Exhibit Merchandising LLC, and the members of EM, the Company purchased substantially all of the assets of EM. The purchase price for the assets was $11.5 million in cash and 5,000,000 restricted shares of the Company’s Common Stock with a market value of $35.0 million. We also assumed $120,000 liabilities, primarily related to inventory of EM.

Other

During 2007, we also purchased $678,000 of fixed assets, as well as acquired certain website domain names for an additional $132,000.

Summary

Our primary short-term liquidity needs are to fund general working capital requirements while our long-term liquidity needs are primarily acquisition related. Our primary source of funds for our short-term needs will be cash flows from operations, while our long-term sources of funds will be from operations and debt or equity financing.

Results of Operations:

Consolidated Results of Operations

				% change	% change
				2007 v	2006 v
	2007	2006	2005	2006	2005

Revenue	18,567,000	5,388,000	2,695,000	245%	100%
Operating Expenses:

Direct operating expenses	11,672,000	2,173,000	1,510,000	437%	44%
Selling, general and administrative expenses	15,934,000	1,214,000	779,000	1,213%	56%
Depreciation and Amortization	1,668,000	164,000	108,000	917%	50%
Corporate expenses	5,658,000	2,559,000	1,455,000	611%	76%

Operating Loss	(16,365,000)	(722,000)	(1,157,000)	2167%	-38%
Operating Margin	-88%	-13%	-43%

Interest expense	(104,000)	(329,000)	(677,000)

Interest income	96,000	16,000	-

Gain on settlement with lender	-	1,078,000	-

Other income (expense) - net	28,000	(9,000)	68,000

Income from continuing operations	(16,345,000)	34,000	(1,766,000)

Income from discontinued operations
Non-cash gain from settlement of debts	-	5,000	743,000

Income (loss) before income taxes	(16,345,000)	39,000	(1,023,000)

Income tax expense

Net Income (Loss)	(16,345,000)	39,000	(1,023,000)

Revenues.

The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues we also offer discount dinner reservations and golf tee times. Additionally, with the formation of Exhibit Merchandising, LLC “EM”, from the assets acquired from Exhibit Merchandising, LLC (Ohio), we earn revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Our revenues were $18.6 million for the year ended December 31, 2007 as compared to $5.4 million for the year ended December 31, 2006, Our revenues increased $13.2 million, or 245%, during the year ended December 31, 2007 as compared to the same period of the prior year due to increases in revenues in our Ticketing Services segment of $8.9 million, and revenues from acquisitions that were completed during 2007.

During 2006 and 2005 substantially all of our revenues were from ticket commissions and fees generated by our discount ticket operation. For the year ended December 31, 2006, our revenues were $5.4 million as compared to $2.7 million for the year ended December 31, 2005, an increase of $2.7 million or 99.9%. The increase was due to both higher ticket sales, as well as a higher value of the tickets sold.

More detailed explanations of the years ended 2007 and 2006 changes are included in the applicable segment discussions following.

Direct operating expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold and, in future periods, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct Costs of Revenues were $11.7 million for the year ended December 31, 2007 as compared to $2.2 million for the year ended December 31, 2006. Our operating expenses increased $9.5 million or 437% during the year ended December 31, 2007 as compared to the same period of the prior year primarily as a result of a 213% increase in revenues. Additionally, the companies that we acquired have higher direct cost of goods and services than our discount ticketing operations, which was our primary source of revenue in 2006.

During 2006 and 2005 substantially all of our direct operating costs were related to the sales of discount tickets. Direct costs of revenues were $2.2 million for the year ended December 31, 2006, as compared to $1.5 for the year ended December 31, 2005, an increase of $663, or 44%.

More detailed explanations of the years ended 2007 and 2006 changes are included in the applicable segment discussions following.

Operating Segment Selling, Marketing and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities, as well as the segment cost of management. Our operating segment selling, marketing and administrative expenses were $15.9 million for the year ended December 31, 2007, as compared to $1.2 million for the year ended December 31, 2006. Our selling, general and administrative expenses increased $14.7 million or 1,213%, during the year ended December 31, 2007 as compared to the same period of the prior year due to increases in selling and administrative expenses of Ticket Service segment of $779,000, as well the acquisition of EM in August 2007. We issue our common stock as payment for certain consulting services provided in conjunction with the development of strategic relationships with producers, presenters and venues. These agreements are reviewed and approved by the Board of Directors prior to their being entered and have durations that vary from two to four years. Due to the nature of the work being performed by the service provider there are no performance requirements included in these agreements, as a result the fair value of the common stock is expensed at the time the agreement is entered into by us. During 2007, we paid $1.7 million and issued common stock and warrants with a fair market value of $10.9 million to consultants in our efforts to enter into and expand our strategic relationships with producers, presenters and venues related to our ticketing services segment.

During 2006 and 2005 substantially all of our segment selling, general and administrative expenses were related to the sales of discount tickets. Our selling, general and administrative expenses were $467,000 for the year ended December 31, 2006, as compared to $326,000 for the year ended December 31, 2005, an increase of $141,000 or 43.1%. Selling and marketing expenses decreased to 8.7% of revenues for the year ended December 31, 2006, as compared to 12.1% of revenues for the year ended December 31, 2005.

More detailed explanations of the years ended 2007 and 2006 changes are included in the applicable segment discussions following.

Corporate expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses increased $3.1 million, or 121% for the year ended December 31, 2007, as compared to same period of the prior year. The majority of the increase in corporate expense related to the Company incurring $1.6 million in additional consulting expenses during 2007, of which  was attributable to equity compensation paid to outside consultants. We issued our common stock as payment for certain consulting services provided in conjunction with investor relations and public relations. These agreements were reviewed and approved by the Board of Directors prior to their being entered and have durations that vary from two to four years. Due to the nature of the work being performed by the service provider there are no performance requirements included in these agreements. As result the fair value of the common stock is expensed at the time these agreements were entered into by us. Further, we paid an additional $600,000 in consulting expenses related to our efforts to expand and improve our investor relations programs. Employee compensation expense increased $1.2 million during 2007. The increase was attributable to a $1.0 million increase in employee stock option expense resulting from employee stock option grants of which 822,000 were granted in 2007. Additionally corporate payroll and related expenses increased approximately $200,000 during 2007. The increase was attributable to additional administrative personnel being added to the payroll during 2007 and employees added in 2006 being employed for the entire year.

Corporate expenses increased $1.1 million, or 75% for the year ended December 31, 2006. Included in general and administrative expenses were non-cash equity-based costs of $1.3 million for the year ended December 31, 2006 (including $658,000 non-cash equity-based costs for officers and directors); as compared to $238,000 non-cash equity-based costs for the year ended December 31, 2005 (There were no non-cash equity-based costs for officers and directors).

Depreciation and Amortization

Our depreciation and amortization was $1.7 million and $164,000 for the years ended December 31, 2007 and 2006 respectively. The approximate increase of $1.6 million in depreciation and amortization expense in 2007, primarily reflect a $1.4 million increase in amortization expense and a $200,000 increase in depreciation expense. The increase in amortization expense relates primarily to a $14.9 million increase in amortizable intangible assets resulting from our acquisition of Exhibit Merchandising, LLC in August 2007 and John’s Tickets in March 2007, and to a lesser extent an increase in depreciable assets resulting from the acquisitions.

During 2006 and 2005 substantially all of our depreciation expenses were related to our Ticket Services segment. Depreciation and amortization was $164,000 for the year ended December 31, 2006, as compared to $109,000 for the year ended December 31, 2005, an increase of $55,000 or 51.0%, primarily as a result of an increase in leasehold improvements and equipment acquired for Tix4Tonight’s new ticketing locations in Las Vegas.

Other Income and (Expense)

Other Income and Expense was immaterial for all periods presented.

Gain on Settlement with Lender

On September 13, 2006, the Company repaid in full its obligation to Finova/Steamboat of $1,180,493 (including accrued interest of $297,632) by making final cash payment of $101,697. As a result, the Company recognized a non-cash gain on settlement with lender of $1,078,000 during the year ended December 31, 2006. There were no comparable events in 2007 or 2005.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Interest Expense

Interest expense was $104,000, $329,000 and $677,000 for the years ended December 31, 2007, 2006 and 2005. Interest Expense incurred in 2007 was $76,000 related to a $2.0 million note payable with a related party with an additional $28,000 being incurred as a result of capital leased assets. Interest expense was $329,000 in 2006 as compared to $677,000 for the year ended December 31, 2005, a decrease of $348,000. The decrease in interest expense in 2006 as compared to 2005 was in part a result of non-cash interest charges generated by the amortization of the discount related to the debentures that were issued in December 2004 and January 2005 being fully amortized through March 31, 2006.

For the year ended December 31, 2006, $101,000 of interest expense related to the premium paid on the March 29, 2006, May 30, 2006 and July 1, 2006 installment payments on the Debentures pursuant to the Agreement. For the year ended December 31, 2005, $80,000 of interest expense was the result of the Company not having timely accomplished an effective registration statement with the SEC to register the shares of common stock issuable upon conversion of the Debentures by March 31, 2005.

 Cash Flows

	Year Ended December 31,
	2007	2006	2005

Cash provided by (used in):
Operating activities	144,000	1,169,000	290,000
Investing activities	(12,642,000)	(41,000)	(221,000)
Financing activities	17,972,000	499,000	116,000

Operating Activities

During the last few years, we have relied on the proceeds from loans from both unrelated and related parties and the sale of our debt and equity securities to provide the resources necessary to execute our business strategy.

Year Ended 2007 Compared to Year Ended 2006

Cash flows from operations were $144,000 for the year ended December 31, 2007, compared to cash provided from operations of $1.2 million for the year ended December 31, 2006. The $1.0 million decrease in cash flows provided from operations were the result of a net operating loss in 2007, as compared to an operating profit in 2006, and adjustments for non-cash items and changes in accounts reflecting non-operating activities. Net loss in 2007 was $16.3 million as compared to a $39,000 profit in 2006. Items that offset the additional $16.3 million loss in 2007 were $13.0 million in consulting and payroll expenses from the issuance of the our common stock for payment of services in 2007 than in 2006, as well as $1.5 million more in amortization and depreciation expense being recognized in 2007 than in 2006. Also, during 2006, we settled our outstanding debt with a lender; the transaction resulted in us recognizing a $1.1 million gain on the transaction and there was no comparable transaction in 2007. The remaining amounts relate to operating accounts that are reflective of the level and timing of activity that occurred during the period, i.e., accounts receivable, accounts payable and accrued liabilities.

Year Ended 2006 Compared to Year Ended 2005

Cash provided by operations was $1.2 million for the year ended December 31, 2006, compared to cash provided from operations of $290,000 for the year ended December 31, 2005. The $910,000 increase in cash provided by operations primarily resulted from an increase in net income, adjusted for non-cash charges and accounts reflecting non-operating activities, Net income in 2006 was $39,000 as compared to a $1.0 million loss in 2005. During 2006, we settled our outstanding debt with a lender, the transaction resulted in our recognizing a $1.1 million gain on the transaction, and there was no comparable transaction in 2005. Offsetting this gain we issued common stock for services in the amount of $1.2 million for the year ended December 31, 2006, as compared to $223,000 for the year ended December 31, 2005. The remaining amounts relate to operating accounts that are reflective of the level and timing of activity that occurred during the period, i.e., accounts receivable, accounts payable and accrued liabilities.

Investing Activities

Year Ended 2007 Compared to 2006

Cash used in investing activities was $12.7 million for the year ended December 31, 2007 compared to $41,000 in 2006. The increase in cash used in investing activities is reflective of our acquiring the assets of Exhibit Merchandising, LLC (Ohio) for $11.4 million and AnyEvent, LLC for $396,000. There were no comparable events in 2006. Additionally, in 2007 we made investments in our infrastructure (e.g., telephone system and intellectual property) of $703,000.

Year Ended 2006 Compared to 2005

Cash used in investing activities was $41,000 for the year ended December 31, 2006 compared to $221,000 in 2005. The decrease in cash used in investing activities is reflective of the opening of three new ticket facilities in 2005, while during the year ended December 31, 2006, no new discount ticket locations were added.,

Financing Activities

Year Ended 2007 Compared to 2006

Cash flow from financing activities was $18.0 million for the year ended December 31, 2007, compared to $499,000 in 2006. The $17.5 million increase in cash provided from financing activities during the year ended December 31, 2007, primarily reflects a $16.8 million increase in net proceeds received from the sale of common stock and warrants in 2007, as compared to 2006. We received comparable amounts of net proceeds from the exercise of options and warrants in 2007 and 2006. Net proceeds from the exercise of options and warrants in 2007 and 2006 were $229,000 and $211,000 respectively. Partially, offsetting these increases was the repayment in 2007 and 2006 of long term capital lease obligations and convertible debentures of $41,000 and $582,000 respectively.

In April 24, 2007, we borrowed $2,000,000 from a stockholder of the Company, pursuant to an unsecured short-term note, with interest at 8%, per annum payable monthly. On September 29, 2007 the Company repaid the loan in full.

Year Ended 2006 Compared to 2005

Cash provided from financing activities was $499,000 for the year ended December 31, 2006 compared to $116,000 for the year ended December 31, 2005. The $383,000 increase in cash provided from financing activities during the year ended December 31, 2006, primarily reflects $1.0 million of proceeds resulting from the sale of our common stock and warrants and the receipt of $214,000 resulting from the exercise of options and warrants that were offset by $714,000 in payments related to notes payable, capital lease obligations and convertible debentures. During the year ended December 31, 2005 we received $239,000 as a result of the conversion of convertible debentures into its common stock that was offset by the repayment of $123,000 related to notes payable and capital lease obligations.

Discussion of Segment Results

We operate in three reportable segments; ticket services, event and branded merchandising and with our formation of the Tix Productions, Inc. (TPI), in 2008, live entertainment.

Our ticketing services are carried out by our wholly owned Tix4Tonight subsidiary, which offers for sale discount and premium tickets. Discounted tickets are sold byTix4Tonight, while premium tickets are offered through Tix4AnyEvent. When selling last minute discounted tickets, Tix4Tonight sells them under short-term, exclusive and non-exclusive agreements with approximately 75 Las Vegas shows and attractions, out of a total of approximately 90 Las Vegas shows and attractions running at any one time, and typically offers tickets for more than 60 shows on any given day at a discount plus a service fee. Tix4Tonight typically does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost.

The Company provides exhibit and event merchandising through its wholly owned subsidiary Exhibit Merchandising LLC (EM), which was acquired August 8, 2007. EM provides retail specialty stores with branded merchandise for touring museum exhibitions and touring theatrical productions. EM owns and operates complete turn-key retail stores with commercially-available and extensive custom-branded products for sale in addition to professional management that complements the exhibition or theatrical production it represents. It operates the stores in spaced rented in conjunction with the exhibit. To date revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.”

In December 2007, the Company announced that it had entered into letters of intent to acquire two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent the managements’ of Magic and NewSpace would manage the operations of their respective companies’ for the benefit of Tix Corporation from January 2, 2008 until the transactions could be finalized. The managements’ of Magic and NewSpace were required to consult and obtain the approval of the management of Tix Corporation prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. The Company’s intent is to combine the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies under a single entity, we will be able to better leverage resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the equity and marketplace recognition those entities have.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis.

Information related to our operating segments is as follows:

	Consolidating Statement of Operations
	Ticketing	Exhibit	Corporate		Consolidated
	Services	Merchandising	Expenses	Eliminations	and Combined
2007
Revenue	$14,284,000	$4,283,000	$-	$-	$18,567,000
Direct operating expenses	8,829,000	2,843,000			11,672,000
Selling, general and administrative expenses	15,029,000	905,000	5,658,000	-	21,592,000
Depreciation and amortization	195,000	1,229,000	244,000		1,668,000
Operating income (loss)	$(9,769,000)	$(694,000)	$(5,902,000)	$-	$(16,365,000)

Total assets	$2,977,000	$47,224,000	$4,967,000	$-	$55,168,000

2006
Revenue	$5,388,000	$-	$-	$-	$5,388,000
Direct operating expenses	2,173,000				2,173,000
Selling, general and administrative expenses	1,214,000		2,559,000		3,773,000
Depreciation and amortization	159,000		5,000		164,000
Operating income (loss)	$1,842,000	$-	$(2,564,000)	$-	$(722,000)

Total assets	$1,699,000	$-	$933,000	$-	$2,632,000

The following is a summary of the operating results our operating segments.

Ticketing Services:

Our Ticketing Services segment operating results were as follows:

Segment Reporting (T4T, AE)

	Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Revenue	$14,284,000	$5,388,000	$2,695,000	165%	100%
Operating Expenses:
Direct operating expenses	8,829,000	2,173,000	1,510,000	306%	44%
Selling, general and administrative expenses	15,029,000	1,214,000	779,000	1,138%	56%
Depreciation and amortization	195,000	159,000	107,000	23%	49%
Operating income (loss)	$(9,769,000)	$1,842,000	$299,000	50%	516%
Operating margin

Revenues.

The Ticketing services operations are performed by our Tix4Tonight subsidiary. Tix4Tonight has two operating units: Tix4Tonight, our discount ticket seller, and Tix4AnyEvent (AnyEvent), our premium ticketing operation. The Ticketing Service segment earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offers discount dinner reservations and golf tee times. Ticketing Services revenues were $14.3 million for the year ended December 31, 2007 as compared to $5.4 million for the year ended December 31, 2006. Our revenues increased $8.9 million, or 165%, during the year ended December 31, 2007 as compared to the same period of the prior year. The increase in Ticket Service segment revenues is the result of two factors. The first factor is AnyEvent was acquired in March 2007 and its results are reflected in this segment. During the approximately 10 months that we owned AnyEvent it generated $6.2 million in revenues. The second factor is Tix4Tonight’s revenues increased $2.6 million or 49% in 2007 as compared to the same period in 2006. The increase reflects both higher demand for discount tickets as well as an average higher selling price per ticket in 2007. Tix4Tonight discount tickets sold increased 141,000 tickets or 27% to 714,000 discounted show tickets for the year ended December 31, 2007. This increase in revenues in 2007 as compared to 2006 reflects an increased customer demand for tickets, and new sources of revenue, including discount golf, and dinner reservations. Commissions and fees were earned on the gross sales value of show tickets sold to customers of  $33.2 million for the year ended December 31, 2007, as compared to $23.0 million for the year ended December 31, 2006. The average ticket price increased to $48.39 in 2007, as compared to $36.38 in 2006.

During 2006 and 2005 substantially all of our revenues were from ticket commissions and fees generated by our discount ticket operation. For the year ended December 31, 2006, our revenues were $5.4 million as compared to $2.7 million for the year ended December 31, 2005, an increase of $2.7 million or 99.9%. The average ticket price increased to $36.38 in 2006, as compared to $28.25 in 2005. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $23.2 million for the year ended December 31, 2006, as compared to $10.3 million for the year ended December 31, 2005, an increase of $12.9 million or 125.2%. The Company sold 573,597 tickets in 2006, as compared to 319,238 tickets in 2005, an increase of 254,359 tickets or 79.7%. Revenues from dinner reservations and golf reservations, introduced in the second half of 2006, were not material.

Direct operating expenses

Tix4Tonight direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct Costs of Revenues were $8.8 million for the year ended December 31, 2007 as compared to $2.2 million for the year ended December 31, 2006. Our operating expenses increased $6.6 million or 300%. The higher operating expenses were reflective of the higher revenues from our existing discount ticket operations, as well as the acquisition of AnyEvent.

Direct operating expense of same day discount ticket sales were $3.4 million for the year ended December 31, 2007, as compared to $2.2 million for the year ended December 31, 2006, an increase $1.2 million or 50%. The increase in direct operating costs is consistent with the 49% increase in discount ticket revenues. Direct costs of revenues increased to 42% of revenues for the year ended December 31, 2006, as compared to 40% of revenues for the year ended December 31, 2006. The slightly higher increase in direct operating expense as a percentage of revenues as compared to 2006, is primarily due to the start up cost related to opening our fifth leased ticket outlet in November 2007.

Direct operating expense for our premium ticket operation, AnyEvent, were $5.4 million, from the date of acquisition on March 14, 2007 to December 31, 2007. Direct operating expenses represented 87% of revenues earned.

During 2006 and 2005 substantially all of our direct operating costs were related to the sales of discount tickets. Direct costs of revenues were $2.2 million for the year ended December 31, 2006, as compared to $1.5 for the year ended December 31, 2005, an increase of $663, or 44%. Direct costs of revenues decreased to 40.3% of revenues for the year ended December 31, 2006, as compared to 56.0% of revenues for the year ended December 31, 2005, as a result of a slower rate of increase in direct costs of revenues as compared to the growth in revenues in 2006 as compared to 2005. Direct costs of revenues increased on an absolute basis in 2006 as compared to 2005 as a result of an increase in rent expense of $300,000 relating to an increase in the number of ticketing locations and contingent rent based upon achieving significant revenue increases, and as a result of an increase in personnel costs of $328,000 resulting from the hiring additional employees to staff these locations.

Selling, Marketing and Administrative Expenses

Tix4Tonight selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. Tix4Tonight’s selling; marketing and administrative expenses were $15.0 million for the year ended December 31, 2007, as compared to $1.2 million for the year ended December 31, 2006. Our selling, marketing and general and administrative expenses increased $13.8 million or 1,138%, during the year ended December 31, 2007. The $13.8 million increase in selling, general and administrative expenses includes $12.6 million related to consulting expenses. We issue our common stock as a payment for certain consulting services provided in conjunction with the development of strategic relationships with producers, presenters and venues. These agreements are reviewed and approved by our Board of Directors prior to their being entered and have durations that vary from two to four years. Due to the nature of the work being performed by the service provider there are no performance requirements included in these agreements, as a result the fair value of the common stock is expensed at the time the agreement is entered into by us. During 2007, we paid $1.7 million and issued common stock and warrants, which at the time of issuance had a fair market value of $10.9 million. The remaining $1.2 million increase is due to additional selling , general administrative costs associated with an increase in revenues and our acquisition of  John's Tickets.

During 2006 and 2005 substantially all of our segment selling, general and administrative expenses were related to the sales of discount tickets. Our selling, general and administrative expenses were $1.2 million for the year ended December 31, 2006, as compared to $779,000 for the year ended December 31, 2005, an increase of $435,000 or 55%. Selling and marketing expenses decreased 21% to 23% of revenues for the year ended December 31, 2006, as compared to 29% of revenues for the year ended December 31, 2005. The decrease reflects the higher revenues earned at Tix4Tonight.

Exhibit Merchandising:

Our Exhibit Merchandising segment operating results were as follows:

Segment Reporting - Exhibit Merchandising

	Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Revenue	$4,283,000	-	-	N/A	N/A
Operating Expenses:
Direct operating expenses	2,843,000	-	-	N/A	N/A
Selling, general and administrative expenses	905,000	-	-	N/A	N/A
Depreciation and amortization	1,229,000	-	-	N/A	N/A

Operating income (loss)	$(694,000)	-	-	N/A	N/A
Operating margin	(16)%	N/A	N/A

Exhibit Merchandising was acquired in August 2007; therefore there are no comparable balances: EM offers exhibit and theatrical producers the opportunity for additional revenue streams without adding the retail expertise required to manage the operations, thereby leveraging the use of EM’s expertise and knowledge in the specialized retail world. Exhibitors receive a simple royalty payment each period with no other expense to the producer.

EM develops custom pieces that fit the specific exhibition branding in consultation with each event producer. EM strives to run an efficient operation, focused on providing superior customer service and quality products on the front end, and efficient management on the backend.

Revenues.

EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially-available and extensive custom-branded product for sale. It operates the stores in spaced rented in conjunction with the exhibit. From August 8, 2007 to December 31, 2007, EM earned $4.3 million in revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibit that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. During the fourth quarter “Tutankhamun and The Golden Age of the Pharaohs” for six weeks was closed down as it was moving from Philadelphia, Pennsylvania to London, England.

Direct operating expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses were $2.8 million or 64% of revenues for the year ended December 31, 2007.

Statement of Financial Accounting Standard No. 141 “Business Combinations” (SFAS 141) requires an acquiring Company to record any inventory acquired at its fair market value adjusted for certain related period expenses, such as warehousing and selling costs. At the time we acquired EM we increased the value of the inventory on hand by $485,000 using a methodology that we believe to be consistent with SFAS 141. Therefore, we will realize lower margins as this inventory is sold, than we would on inventory acquired from vendors. EM’s cost of goods sold during the first five months of operations reflects a charge of approximately $202,000 related to this increase in the inventory on hand at the time we acquired EM.

Selling, Marketing and Administrative Expenses

EM’s selling; marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. EM’s selling; marketing and administrative expenses were $905,000. EM’s selling, general and administrative expenses were 21% of revenues.

Contractual Obligations and Commitments:

At December 31, 2007, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below.

	Payments due by Fiscal Years Ending December 31,
	Total	2008	2009	2010	2011	2012

Employment agreement	$3,950,000	$1,744,000	$1,273,000	$875,000	$58,000	-

Capital lease obligations	186,000	62,000	58,000	61,000	3,000	2,000

Operating lease obligations	7,932,000	2,262,000	2,092,000	1,609,000	1,136,000	833,000

Total contractual cash obligations	$12,068,000	$4,068,000	$3,423,000	$2,545,000	$1,197,000	$835,000

Off-Balance Sheet Arrangements:

At December 31, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A  Control and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2007, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation and the existence of certain material weaknesses discussed below under “Management’s Report on Internal Control Over Financial Reporting,” our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

During the fourth quarter, several controls were implemented with regards to purchasing, accounting, hire-to-pay and financial reporting that occurred during the quarter ended December 31, 2007, with our preparation for conforming with Sarbanes-Oxley Act of 2002 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements and related disclosures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2007, our internal control over financial reporting were determined to be effective.

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

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text set forth the names and ages of all directors and executive officers of the Company as of February 28, 2008. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers. Except as noted below, there is no arrangement or understanding between any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors, and there are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

As a condition to the Closing, of the Company’s acquisition of Exhibit Merchandising, LLC (EM) the Company entered into a Voting Agreement with Joseph Marsh, a former owner of EM pursuant to which, for a period of four years, Mr. Marsh granted the Company, through its board of directors, the right to vote all of his shares, including the shares acquired pursuant to the Asset Purchase Agreement. As of the date hereof, such shares total 4,401,599.

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

Name	Age	Position(s)
Mitch Francis	53	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer

Kimberly Simon	40	Chief Operating Officer

Matthew Natalizio	53	Chief Financial Officer

Benjamin Frankel	72	Director

Norman Feirstein	59	Director

Sam Georges	62	Director

Andrew Pells	52	Director

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

Biographies of Directors and Executive Officers:

Mitch Francis has been the Chairman of the Board of Directors since June 1993, has been Chief Executive Officer and President since the Company's inception in April 1993, and was Chief Financial Officer March 1999 until September 2007. Prior to founding the Company, Mr. Francis was involved in site acquisition, analysis, architectural design, construction, management and marketing of numerous residential and commercial real estate projects, and has been the general partner of numerous real estate limited partnerships. Mr. Francis is also the President and principal shareholder of Francis Development Inc., a real estate development company that he founded in 1981.

Kimberly Simon has been employed by the Company for nearly nine years. Ms. Simon started her career with the Company in September 1997 as the general manager of the Company's Las Vegas ride simulator facility. While retaining that capacity, she assumed the responsibility for overseeing the management of all of the Company's ride simulator facilities and was promoted to Vice President of Operations effective May 1, 2001. Effective March 1, 2007, Ms. Simon was promoted to Chief Operating Officer and is responsible for all day-to-day operations. Prior to joining the Company, Ms. Simon gained managerial experience with several national companies. Ms. Simon graduated from Northern Illinois University with a Bachelor’s Degree.

Matthew Natalizio, as Chief Financial Officer of the Company since September 2007. Prior to joining us Mr. Natalizio was the CFO of CytRx Corporation from July 2004 to September 2007and from November 2002 to December 2003, he was President and General Manager of a privately held furniture manufacturing company. Prior to that, from January 2000 to October 2002, he was Chief Financial Officer of Qualstar Corporation, a publicly traded designer and manufacturer of data storage devices. Mr. Natalizio is a CPA and was a Senior Manager at KPMG. He earned his Bachelor of Arts degree in Economics from the University of California, Los Angeles.

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

Sam Georges joined the Company as a director in February 2007. Mr. Georges is the Chief Executive Officer and President of various entities affiliated with Anthony Robbins, and has worked with Mr. Robbins since 1993. Mr. Georges also serves as a director of many of the same privately-held companies affiliated with Anthony Robbins.

Andrew Pells was elected to the Company’s as a director effective July 2, 2007. Andrew Pells from 1990 to December 2003, Mr. Pells served as an executive of Hotels.com and its predecessors in various management capacities. From January 1, 2004 to the present, Mr. Pells has been an independent consultant to the Internet/Travel Industry.

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

Kimberly Simon did not timely file various Form 4’s with respect to the issuance of options to purchase shares of the Company’s common stock to her.

The Company is in the process of establishing improved internal procedures to insure the timely filing of such reports in the future.

Family Relationships among Directors and Executive Officers:

There were no family relationships among directors and executive officers during the years ended December 31, 2007, 2006 and 2005.

Indebtedness of Directors and Executive Officers:

None of the Company's directors or executive officers or their respective associates or affiliates is indebted to the Company.

Legal Proceedings with Affiliates:

The Company is not involved in any legal proceedings with any director, officer, affiliate or stockholder of the Company.

Code of Ethics:

The Company has adopted a written Code of Ethics that applies to its senior management. A copy of the Company's Code of Ethics, executed by the Company's Chief Executive Officer and Chief Financial Officer, has been filed as an amended exhibit to this Annual Report on Form 10-KSB. A copy of the Company's Code of Ethics is available on the Company’s website http://www.tixcorp.com or alternatively to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company's corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a filing under a Current Report on Form 8-K with the Securities and Exchange Commission.

Changes in Procedures to Nominate Directors:

Since the date of the Company's last disclosures pursuant to Item 7(d)(s)(ii)(G) of Schedule 14A of the Securities Exchange Act of 1934, as amended, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

The following table and text sets forth information with respect to the compensation paid to the Company’s senior executive officers during the year ended December 31, 2007, 2006 and 2005. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Base Salary $	Bonus $	Stock Awards $		Option Awards $		All Other Compensation $		Total Compensation $
Mitch Francis (1)	2007	297,000	-	36,664	(2)	-		39,149	(3)	372,813
Chief Executive Officer,	2006	275,000		253,000
Chairman of the Board	2005	275,000

Kimberly Simon	2007	225,000	21,000	11,000	(4)	302,000	(9)	10,000	(6)	569,000
Chief Operating Officer	2006	109,000	15,000	131,000		120,000		8,000		383,000
	2005	94,000						27,000		121,000

Matthew Natalizio	2007	62,000				216,000	(8)			215,000
Chief Financial Officer

(1)   Compensation to Mr. Francis was paid to Francis Development Inc., a company founded and controlled by Mr. Francis, for the year ended December 31, 2005 and for the six months ended June 30, 2006. Beginning July 1, 2006, compensation to Mr. Francis has been paid to him directly.

(2)   During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with Mr. Francis. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share), which is being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. For the year ended December 31, 2007, 305,557 shares of common stock had vested and were recorded at their approximate fair market value. During the years ended December 31, 2007 and 2006 the Company recorded $36,664 and $30,556, respectively, which was charged to operations as general and administrative expense.

On September 28, 2006, the Company issued 200,000 shares of common stock to Mr. Francis, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $222,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

(3)   Includes $10,501 of disability insurance premiums, $17,858 of automobile expense, $6,790 of life insurance premiums and $4,000 for personal tax consultation paid to or on behalf of Mr. Francis in 2007.

(4)   On September 27, 2007, the Company entered into a written employment agreement with Kimberly Simon, in conjunction with the agreement the Compensation Committee of the Company’s board of directors granted Ms. Simon a ten-year, nonqualified stock option to purchase 300,000 shares of our common stock at a price of $7.00 per share.  The options will vest in three installments of 100,000 shares each on September 1, 2008, 2009 and 2010, subject to Ms. Simon remaining in the continuous employ of the Company through such vesting dates.  Upon termination of Ms. Simon’s employment agreement for any reason other than “cause” (as defined), any options not previously vested will immediately vest and be exercisable for a period of one year from the date of termination.

(5) On March 13, 2006, the Company issued 50,000 shares of common stock to Ms. Simon, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Ms. Simon. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share), which is being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. For the years ended December 31, 2007, 89,583 shares of common stock had vested and were recorded at their approximate fair market value. During the years ended December 31, 2007 and 2006, the Company recorded $11,000 and $9,000 respectively, which was charged to operations as general and administrative expense.

On September 28, 2006, the Company issued 100,000 shares of common stock to Ms. Simon, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $111,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

(6)   On January 18, 2006, the Company entered into an agreement with Ms. Simon that provides for her to receive a bonus in the form of a warrant for 100,000 shares of common stock, exercisable for a period of five years at $0.36 per share (the fair market value on the date of the agreement), that vests only in the event that the gross number of tickets sold in 2006 is at least equal to 125% of the gross number of tickets sold in 2005. As of June 30, 2006, the Company had determined that such vesting milestone had been met. Accordingly, the fair value of such warrant of $70,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense during the remainder of the year ended December 31, 2006.

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

(7)   Includes $7,000 of automobile expense, $2,000 of medical insurance premiums and $1,000 for personal tax consultation paid to or on behalf of Ms. Simon in 2007.

(8) In conjunction with his employment agreement, Mr. Natalizio was granted a ten-year, nonqualified option to purchase 340,000 shares of our common stock at a price of $7.00 per share, which equaled the closing market price of our common stock on the date Mr. Natalizio, commenced service. The first 40,000 options vested immediately and the remaining 300,000 stock options will vest annually over a three-year period, provided that Mr. Natalizio remains in our employ.

(9) In conjunction with the extension of her employment agreement, Ms. Simon was granted an option to purchase 300,000 shares of common stock at a price of $7.00 per share, which equaled the closing market price on the date of the grant. The options will vest annually over a three year period, provided Ms. Simon remains in our employ(see SeverenceAgreement following).
Stock Option and Warrant Grants:

The following table sets forth information as of December 31, 2007 concerning unexercised options and warrants, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table. For additional information related to stock options and the valuation of stock options see footnote 11 to the consolidated financial statements.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2007

	Option and Warrant Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options and Warrants (#)	Option and Warrant Exercise Price ($)	Option and Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mitch Francis						361,111	1,596,111	-	-
Chief Executive Officer
Kimberly Simon		300,000		7.00	9-27-2017	-	-	-	-
Chief Operating Officer	150,000	-	-	0.15	6-05-2009	110,417	488,043	-	-
	100,000	-	-	0.36	2-27-2012	-	-	-	-
	50,000	-	-	0.41	5-13-2008	-	-	-	-
Matthew Natalizio	40,000	300,000	-	7.00	9-10-2017	-	-	-	-
Chief Financial Officer

Meetings and Committees of the Board of Directors:

During the year ended December 31, 2007, the Company’s Board of Directors met on two occasions. Additional board actions were taken by unanimous written consent.

The Company has a Nomination and Governance Committee of the Board of Directors. The purpose of the Nomination and Governance Committee of the Board of Directors of Tix Corporation is to assist the Board in discharging its duties relating to corporate governance and the composition and evaluation of the Board.

The Compensation Committee of the Board of Directors consists of the three directors of the Company Andy Pells, Norman Feirstein and Sam Georges, none of whom is an employee of the Company. The compensation committee reviews the performance of the executive officers of the Company and reviews the compensation programs and agreements for key employees, including salary and bonus levels.

The Audit Committee of the Board of Directors consists of Andy Pells, Norman Feirstein and Sam Georges, none of whom is an employee of the Company. The audit committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, the performance of the independent public accountants, and the accounting practices of the Company.
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

On September 28, 2006, the Company issued 40,000 shares of common stock to Benjamin Frankel and 40,000 shares of common stock to Norman Feirstein for services. The shares of common stock were recorded at their fair market value on the date of issuance of $89,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Stock Awards ($)	All Other Compensation ($)(1)(2)(3)	Total ($)
Andrew Pells	2007	-	48,000	48,000
Sam Georges	2007	-	48,000	48,000
Benjamin Frankel - Director	2007	-	8,000	4,000
Norman Feirstein - Director	2007	-	8,000	4,000
Benjamin Frankel - Director	2006	77,400	4,000	81,400
Norman Feirstein - Director	2006	77,400	4,000	81,400

(1)
During the year ended December 31, 2007, the Company’s Board of Directors met on four occasions. Messrs. Frankel, Mr. Feirstein, and Mr. Georges attended all four meetings and received $2,000 for each meeting they attended. Mr Pells attended one meeting and received $2,000 for his attendance and participation.

(2)
During the year ended December 31, 2007 Messrs.Pells and Georges each received options to purchase 10,000 shares of our common stock. The stock options granted to Messrs Pells and Georges had an estimated value, using the Black-Scholes Model, of $46,000 and $40,000, respectively.

(3)	During the year ended December 31, 2006, the Company’s Board of Directors met on two occasions. Mr. Frankel and Mr. Feirstein received $2,000 for each meeting they attended.

Employment Agreements:

Effective March 1, 2006, the Company entered in a three-year employment agreement with Mitch Francis, its President and Chief Executive Officer, to serve as Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for a base annual salary of $275,000, annual increases of 8% and benefits, and annual bonuses subject to the approval of the Board of Directors. The agreement also provides that the Company issue to Mr. Francis 500,000 shares of restricted common stock within 30 days of March 1, 2006. The shares of common stock were issued on March 13, 2006. The shares of common stock are subject to a prohibition on being traded, encumbered or otherwise transferred, which restriction shall lapse in equal annual installments on March 13, 2007, 2008 and 2009. Upon the occurrence of a change in control of the Company, as defined, Mr. Francis will be entitled to, among other compensation, an amount equal to five times his annual base salary immediately prior to the change in control event.

On September 27, 2007, the Company entered into a written employment agreement with Kimberly Simon in which she will continue to serve as the Company’s Chief Operating Officer.  September 1, 2010, unless sooner terminated in accordance with the employment agreement for a term ending.   Under her employment agreement, Ms. Simon is entitled to an annual salary of $225,000, which will increase by 8% annually on each anniversary of the commencement date of the employment agreement.  Ms. Simon will be eligible for an annual bonus in the discretion of the Company’s board of directors.  In addition to her annual salary, the Company has agreed to provide Ms. Simon with an automobile and has agreed to provide her with health and long-term care insurance and personal tax consultation and preparation of tax returns, as well as certain other benefits.

In conjunction with the agreement the Compensation Committee of the Company’s board of directors determined to grant Ms. Simon a ten-year, nonqualified stock option to purchase 300,000 shares of our common stock at a price of $7.00 per share.  The options will vest in three installments of 100,000 shares each on September 1, 2008, 2009 and 2010, subject to Ms. Simon remaining in the continuous employ of the Company through such vesting dates.  Upon termination of Ms. Simon’s employment agreement for any reason other than “cause” (as defined), any options not previously vested shall immediately vest and be exercisable for a period of one year from the date of termination.

Severance Agreement:

In the event of termination of the employment agreement for any reason other than for cause or by reason of Ms. Simon’s death or permanent disability or pursuant to a “change of control” (as defined) of the Company, the Company has agreed to continue to pay Ms. Simon her annual salary for the remainder of the term of the employment agreement, subject to offset for any compensation paid to Ms. Simon in connection with any subsequent reemployment.  If there is a change of control of the Company and Ms. Simon’s employment agreement is terminated for any reason other than for cause or by reason of Ms. Simon’s death or permanent disability, the Company has agreed to pay her a lump-sum amount equal to five times her annual salary under the employment agreement and to continue to provide her with certain employee benefits.

Long-Term Incentive Plans:

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

During the year ended December 31, 2007, the Company issued options to purchase 507,000 shares of common stock under the 2004 Option Plan. As of December 31, 2007, options to purchase 163,000 shares of common stock were reserved for issuance under the 2004 Option Plan. The Company issued 300,000 options under the 2004 Option Plan in 2006.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the “2004 Directors Option Plan”) for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company’s common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company’s common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. During 2007, the Company’s board of directors granted 10,000 options to purchase our common stock to both Messrs. Pells and Georges in conjunction with them becoming directors of Tix Corporation. The value of the options granted, as calculated using the Black Scholes Model, to Messrs Pells and Georges were $46,000 and $40,000, respectively. Prior to the above issuance the Company had not granted any options under the Directors’ Plan.

Issuance of Non-Plan Stock Options, Warrants and Common Stock to Officers:

Matthew Natalizio:

On September 10, 2007, in conjunction with his employment agreement, the Compensation Committee of the Company’s board of directors granted Mr. Natalizio a ten-year, nonqualified stock option to purchase 340,000 shares of our common stock at a price of $7.00 per share.  Under the terms of his employment 40,000 options vested immediately and remaining options will vest in three installments of 100,000 shares each on September 10, 2008, 2009 and 2010, subject to Mr. Natalizio remaining in the continuous employ of the Company through such vesting dates.

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

On January 18, 2006, the Company entered into an agreement with Ms. Simon, its Chief Operating Officer, that provides for her to receive a bonus in the form of a warrant for 100,000 shares of common stock, exercisable for a period of five years at $0.36 per share (the fair market value on the date of the agreement), that vests only in the event that the gross number of tickets sold in 2006 is at least equal to 125% of the gross number of tickets sold in 2005. As of June 30, 2006, the Company had determined that such vesting milestone had been met. Accordingly, the fair value of such warrant of $70,000, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as general and administrative expense over the remainder of the year ended December 31, 2006.

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

On September 28, 2006, the Company issued 200,000 shares of common stock to Mr. Francis, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $222,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2007 and 2006, respectively.

On November 6, 2006, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan, to its newly-hired director of business development, Craig Stein. On each of the first three year anniversary dates of his employment, as long as Mr. Stein remains an employee of the Company, options to acquire 100,000 shares of common stock will be granted to Mr. Stein on each of November 6, 2007, November 6, 2008 and November 6, 2009, respectively, with per share exercise prices of $2.02, $3.00 and $4.00, respectively. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $906,000. The Company will amortize the fair value of such options over 36 months, and as a result, $302,000 and $50,000 was charged to operations as general and administrative expense during the year ended December 31, 2007 and 2006, respectively.

A summary of stock options and warrants issued to officers, directors and employees as of December 31, 2007 is presented below:

	Stock Option and Warrant Value Table
	Number of Shares of Common Stock Underlying Stock Options and Warrants			Value of Unexercised in-the-Money Stock Options and Warrants at Fiscal Year-End (1)
Name	Unvested	Vested	Weighted Average Exercise Price	Unvested	Vested
Option Plans:

Kimberly Simon	300,000		$7.00	$-	$-

Craig Stein	200,000	100,000	3.01	470,000	383,000

Employees	78,000		7.00	-
Employees		500	0.39	-	2,015

Non-Plan Stock Options and Warrants:

Mitch Francis
Warrants	-	109,796	0.13	-	628,033

Kimberly Simon
Stock Options	-	150,000	0.15	-	855,000
Warrants	-	150,000	0.38	-	820,500

Matthew Natalizio
Stock Options	300,000	40,000	7.00	-	-

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

As of March 14, 2008, the Company had a total of 31,375,474 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of March 14, 2007: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares of Common Stock Outstanding (2)

Mitch Francis (1)	7,555,520 (3)	33.1%

Kimberly Simon (1)	1,061,000 (4)	3.9%

Matthew Natalizio (1)	340,000 (9)

Benjamin Frankel (1)	450,500	2.4%

Norman Feirstein (1)	430,000	2.3%

Sam Georges (1)	20,000 (9)	0.1%

Andy Pells (1)	10,000 (9)

All directors and executive officers as a group (8 persons)	9,867,020(5)	40.7%

Rick Kraniak (1)	969,875(6)	5.1%

Joe Marsh (1)	4,401,599 (7)	18.8%

Iqbal Ashraf (1)	3,693,000 (8)	15.6%

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

(3) Includes 3,752,724 shares of common stock owned by Mr. Francis. Also includes 2,693,000 shares of common stock owned by Mr. Iqbal Ashraf and 1,000,000 shares of common stock issuable upon exercise of warrants held by Mr. Ashraf, for which voting power has been granted to Mr. Francis. The amount presented also includes a warrant to purchase 109,796 of the Company’s common stock. Excludes 194,443 unvested shares issued to Mr. Francis in March 2006. The balance also excludes 254,688 shares of common stock owned by Sandra Francis, the wife of Mr. Francis, as to which Mr. Francis disclaims beneficial ownership.

(4)   Includes 461,000 shares of common stock owned by Ms. Simon and 600,000 shares of common stock issuable upon exercise of stock options and warrants granted to Ms. Simon. Excludes 60,416 unvested shares issued to Ms. Simon in March 2006.

(5)   Includes 5,012,724 shares of common stock owned by officers and directors and 1,069,796 shares of common stock issuable upon exercise of stock options and warrants granted to officers and directors. Also includes 2,693,000 shares of common stock owned by Mr. Iqbal Ashraf and 1,000,000 shares of common stock issuable upon exercise of warrants held by Mr. Ashraf, for which voting power has been granted to Mr. Francis. Excludes 254,860 unvested shares issued in March 2006. Also excludes 254,688 shares of common stock owned by Sandra Francis, the wife of Mr. Francis, as to which Mr. Francis disclaims beneficial ownership.

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

(8)   Includes 2,094,000 shares of common stock owned by Mr. Ashraf and 1,000,000 shares of common stock issuable upon exercise of warrants held by Mr. Ashraf. Voting power with respect to 2,000,000 shares of common stock owned by Mr. Ashraf and 1,000,000 shares of common stock issuable upon exercise of warrants held by Mr. Ashraf has been granted to Mitch Francis.

(9) Messrs Pells and Georges were each granted options to purchase 10,000 shares of the Company’s common stock in 2007, as a result of their being appointed directors. Mr. Natalizio was granted 340,000 shares as a result of his appointment as Chief Financial Officer.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2007, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation. During 2005 and 2004, Mr. Frankel was a principal in the accounting firm of Frankel, Lodgen, Lacher, Golditch, Sardi & Howard LLP.

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

During the years ended December 31, 2007, 2006 and 2005, the Company incurred fees to such accounting firms for accounting and tax services of $53,000, $108,000 and $76,000, respectively. In addition, during the year ended December 31, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee to Mr. Frankel’s former firm at December 31, 2005 of $9,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees:

Weinberg & Company, P.A. ("Weinberg") was the Company's independent registered public accounting firm for the years ended December 31, 2007, 2006 and 2005. Services provided to the Company by Weinberg with respect to such periods consisted of the audits of the Company's consolidated financial statements and limited reviews of the condensed consolidated financial statements included in Quarterly Reports on Form 10-QSB. Weinberg & Co. also provided audit services with respect to our 2007 acquisitions of John’s Tickets and Exhibit Merchandising, LLC to the filing of the Company’s Registration Statement on Form SB-2, and amendments thereto, during 2006 and 2005. Charges by Weinberg with respect to these matters aggregated $346,000, $74,000 and $108,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

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

TIX CORPORATION (Registrant)

Date: March 26, 2008	By:	/s/ MITCH FRANCIS
Mitch Francis Chief Executive Officer, President, and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2008	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio Chief Financial Officer

Date: March 26, 2008	By:	/s/ BENJAMIN FRANKEL
Benjamin Frankel Director

Date: March 26, 2008	By:	/s/ NORMAN FEIRSTEIN
Norman Feirstein Director

Date: March 26, 2008	By:	/s/ SAM GEORGES
Sam Georges Director

Date: March 26, 2008	By:	/s/ ANDREW PELLS
Andrew Pells Director

TIX CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

The Board of Directors
Tix Corporation

We have audited the accompanying consolidated balance sheets of Tix Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tix Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Los Angeles, California
March 20, 2008

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Current assets:
Cash	$7,417,000	$1,943,000
Other receivable	345,000	—
Accounts receivable, net	129,000	—
Inventory	3,938,000	—
Prepaid expenses and other current assets	178,000	40,000
Total current assets	12,007,000	1,983,000

Property and equipment:
Office equipment and furniture	1,413,000	222,000
Equipment under capital lease	386,000	386,000
Leasehold improvements	313,000	261,000
	2,112,000	869,000
Less accumulated depreciation and amortization	(664,000)	(370,000)
Total property and equipment, net	1,448,000	499,000

Other assets:
Intangible assets:
Goodwill	27,115,000	—
Intangible assets, net	14,524,000	83,000
Total intangible assets	41,639,000	83,000
Deposits and other assets	74,000	67,000
Total other assets	41,713,000	150,000

Total assets	$55,168,000	$2,632,000

(continued)

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

DECEMBER 31, 2007 AND 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007	2006
Current liabilities:
Accounts payable	$1,945,000	$1,684,000
Accrued liabilities	1,082,000	202,000
Current portion of capital lease obligations	45,000	53,000
Deferred revenue	54,000	—
Total current liabilities	3,126,000	1,939,000

Non-current liabilities:
Capital lease obligations, less current portion	108,000	140,000
Deferred rent	188,000	175,000
Total non-current liabilities	296,000	315,000

Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized;
none issued	—	—
Common stock, $0.08 par value; 100,000,000 shares authorized;
30,402,325 shares and 18,440,305 shares issued and outstanding
at December 31, 2007 and 2006, respectively	2,432,000	1,475,000
Additional paid-in capital	81,034,000	14,278,000
Accumulated deficit	(31,720,000)	(15,375,000)
Total stockholders’ equity	51,746,000	378,000
	$55,168,000	$2,632,000

See accompanying notes to consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues	$18,567,000	$5,388,000
Operating expenses:
Direct costs of revenues	11,672,000	2,173,000
Selling and marketing expenses, including non-cash equity-based costs of $10,867,000 for the year ended December 31, 2007. During the year ended December 31, 2006 there were no non-cash equity-based costs.	13,475,000	467,000
General and administrative expenses, including non-cash equity-based costs of $3,284,000 and $1,326,000 in 2007 and 2006, respectively (including $682,000 and $658,000 for officers and directors in 2007 and 2006, respectively).	8,117,000	3,306,000
Depreciation and amortization	1,668,000	164,000
Total costs and expenses	34,932,000	6,110,000
Loss from operations	(16,365,000)	(722,000)
Other income (expense):
Other income	28,000	37,000
Gain on settlement with lender	—	1,078,000
Gain on settlement of debt	—	12,000
Write-off deferred offering costs		(58,000)
Interest income	96,000	16,000
Interest expense	(104,000)	(329,000)
Other income (expense), net	20,000	756,000
Income (loss) from continuing operations	(16,345,000)	34,000
Income from discontinued operations:
Income from discontinued operations, primarily
non-cash gain resulting from settlement of debts	—	5,000
Income from discontinued operations	—	5,000

Net income (loss)	$(16,345,000)	$39,000
Net income (loss) per common share - basic and diluted
From continuing operations	$(0.70)	$—
	$(0.70)	$—
Weighted average common shares outstanding -
Basic	23,446,349	14,886,334

Diluted	23,446,349	15,999,473

See accompanying notes to consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007 AND 2006

Common stock					Total
Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Stockholder’s Equity (Deficiency)

Balance, January 1, 2006	11,166,621	$893,000	$12,156,000	$(35,000)	$(15,414,000)	$(2,400,000)

Issuance of common stock upon conversion of convertible debenture	93,563	8,000	18,000	—	—	26,000

Issuance of common stock to consultants	353,750	28,000	360,000	—	—	388,000

Issuance of common stock to directors	380,000	30,000	124,000	—	—	154,000

Issuance of common stock to officers and employees	758,472	61,000	517,000	—	—	578,000

Issuance of common stock to law firm as payment of accrued legal fees	230,000	18,000	56,000	—	—	74,000

Sale of common stock and warrants to private investors, net of offering costs	4,080,000	327,000	677,000	—	—	1,004,000

Issuance of common stock upon exercise of warrants and options	1,351,353	108,000	102,000	—	—	210,000

Issuance of warrants and options and extension of options	—	—	170,000	—	—	170,000

Issuance of common stock for acquisition of Stand-By Golf	26,546	2,000	98,000	—	—	100,000

Amortization of deferred compensation	—	—	—	35,000	—	35,000

Net income	—	—	—	—	39,000	39,000

Balance, December 31, 2006	18,440,305	1,475,000	14,278,000	—	(15,375,000)	378,000

Issuance of common stock to consultants	1,601,924	128,000	8,764,000	—	—	8,892,000

Issuance of common stock to officers and employees	316,668	25,000	657,000	—	—	682,000

Issuance of common stock upon exercise of warrants and options	1,161,912	93,000	136,000	—	—	229,000

Issuance of common stock for acquisition of AnyEvent	137,500	11,000	539,000	—	—	550,000

Issuance of common stock for acquisition of Exhibit Merchandising	5,000,000	400,000	34,600,000	—	—	35,000,000

Fair value of options issued to employees	—	—	1,136,000	—	—	1,136,000

Fair value of options and warrants issued to consultants	—	—	3,440,000	—	—	3,440,000

Sale of common stock	3,744,016	300,000	17,484,000	—	—	17,784,000

Net loss for the period	—	—	—	—	(16,345,000)	(16,345,000)

Balance, December 31, 2007	30,402,325	$2,432,000	$81,034,000	—	$(31,720,000)	$51,746,000

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year Ended December 31
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(16,345,000)	$39,000
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	294,000	124,000
Amortization of intangible assets	1,375,000	2,000
Loss on disposal of fixed assets	—	—
Gain on settlement with lender	—	(1,079,000)
Gain on settlement of debt	—	(12,000)
Fair valued common stock issued for services	8,892,000	—
Fair value of options issued to employees	1,136,000	767,000
Fair value of warrents issued to consultants	3,440,000	389,000
Common stock issued to employees	682,000	—
Gain on settlement of debts - discontinued operations	—	—
Amortization of prepaid accounting fee	—	—
Fair value of vested options and warrants	—	170,000
Amortization of loan discount	—	65,000
Write-off of deferred financing costs	—	58,000
(Increase) decrease in:
Accounts receivable	(408,000)	—
Inventory	(56,000)	—
Prepaid expenses and other current assets	55,000	4,000
Deposits and other assets	(7,000)	(10,000)
Increase (decrease) in:
Accounts payable and accrued expenses	1,019,000	612,000
Deferred revenue	53,000	—
Deferred rent	14,000	41,000
Liabilities related to discontinued operations	—	(1,000)
Net cash provided by (used in) operating activities	144,000	1,169,000

Cash flows from investing activities:
Purchase of Domain Names	(132,000)	—
Purchases of property and equipment	(678,000)	(41,000)
Purchase of Exhibit Merchandising	(11,436,000)	—
Purchase of ticket inventory from AnyEvent	(96,000)	—
Acquisition of AnyEvent	(300,000)	—
Net cash used in investing activities	(12,642,000)	(41,000)

Cash flows from financing activities:
Payments on notes payable	—	(132,000)
Proceeds from note payable, stockholder	2,000,000	—
Repayment of note payable, stockholder	(2,000,000)	—
Proceeds from common stock subscription	17,784,000	—
Payments on capital lease obligations	(41,000)	(78,000)
Payments on convertible debentures	—	(505,000)
Net proceeds from sale of common stock and warrants	—	1,003,000
Net proceeds from exercise of options and warrants	229,000	211,000
Net proceeds from convertible debenture	—	—
Net cash provided by financing activities	17,972,000	499,000

Change in Cash:
Net increase	5,474,000	1,627,000
Balance at beginning of period	1,943,000	316,000
Balance at end of period	$7,417,000	$1,943,000

	2007	2006

Supplemental disclosures of cash flow information:

Cash paid for -
Income taxes	—	$1,000
Interest	$104,000	$154,000

Non-cash investing and financing activities:
Issuance of common stock for accounts payable	$—	$74,000
Issuance of common stock upon conversion of convertible debenture	—	25,000
Issuance of common stock valued at $100,000 in conjunction with acquisition of Stand-By Golf, allocated to prepaid assets and intangible assets	—	100,000
Issuance of common stock valued at $550,000 in conjunction with acquisition of AnyEvent, allocated to fixed assets and intangible assets	550,000	—
Issuance of common stock valued at $35.0 million in conjunction with acquisition of Exhibit Merchandising allocated to inventory, fixed assets and intangible assets	35,000,000	—

See accompanying notes to consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

1. Organization and Basis of Presentation

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. The Company changed its name from Cinema Ride, Inc. to Tix Corporation (Tix), effective March 3, 2005. Tix is an integrated entertainment company focusing on ticketing services, event merchandising and the production and promotion of live entertainment. We operate three complimentary business units; Tix4Tonight, Exhibit Merchandising (EM) and our newly formed live entertainment subsidiary Tix Productions Inc. (TPI).

Operating Segments

Ticketing Services

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight. Tix4Tonight offers both the sale of premium, and discount tickets. When selling discounted tickets Tix4Tonight generally sells them under short-term, non-exclusive agreements with approximately 75 Las Vegas shows, out of a total of approximately 90 Las Vegas shows running at any one time, and typically offers tickets for more than 60 shows on any given day at a discount plus a service fee. Tix4Tonight does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost. Additionally, Tix4Tonight also offers discounted entrée tickets to approximately 20 Las Vegas area restaurants and discounted golf tee times to more than 30 Las Vegas golf courses.

Tix4Tonight though dba Any Event, a national event ticket broker sells premium tickets for sporting events, concerts, tours and theatre. Any Event operations are located in the administrative offices of Tix4Tonight.

Exhibit and Event Merchandising

The Company provides first-class exhibit and event merchandising through its wholly owned subsidiary Exhibit Merchandising LLC (EM), EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially-available and extensive custom-branded product for sale in addition to professional management that complements the exhibition or theatrical production it represents. It operates the stores in spaced rented in conjunction with the exhibit. To date revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.”

Live Entertainment

In December 2007, the Company announced that it had entered into letters of intent to acquire two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent the managements’ of Magic and NewSpace would manage the operations of their respective company’ for the benefit of Tix Corporation from January 2, 2008 until a transaction could be finalized. The managements’ of Magic and NewSpace were required to consult and obtain the approval of the management of Tix Corporation prior to entering into any long term arrangements or that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. It is the Company’s intent to combine the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies into a single entity we will be able to better leverage our resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the equity and marketplace recognition those entities have.

As a live entertainment presenter we book touring theatrical and concert presentations with a history of successful commercial appeal as well as participate in the development and roll out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London.  We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eight US cities, our Salt Lake City based group sales team and standard marketing tools including print, radio, television, outdoor and internet-mediated marketing tools. In addition we invest in shows or productions in advance of their initial tour to obtain favorable touring and distribution rights.

 2.  Summary of Significant Accounting Policies

Revenue Recognition, Presentation and Concentrations:

The Company has several streams of income, each of which is required under GAAP to be recognized in varying ways. The following is a summary of our revenue recognition policies:

The Company’s Las Vegas discount show ticketing business recognizes as revenue the commissions and related transaction fees earned from the sale of Las Vegas show tickets at the time the tickets are paid for by and delivered to the customers. The Company’s commissions are calculated based on the face value of the show tickets sold. The Company’s transaction fees are charged on a per-ticket basis. With certain exceptions, ticket sales are generally non-refundable, although same-day exchanges of previously sold tickets are permitted. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale.

Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the sale.Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time that the reservations are made. At this time, the Company does not have accounts receivable or accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant.

Tix4Golf recognizes as revenue the difference between how much it charges its customers for tee-times and how much it pays golf courses for tee-times. The revenue per tee-time, as well as the cost per tee-time, will vary, depending on the desirability of the golf course and tee-time, weather, time of year and several other factors. Revenue per tee-time is significantly higher when tee-times are guaranteed or pre-bought in large quantities. Tee-times are generally sold the day before or the day of the tee-time, however, tee-times may be booked in advance. Revenue is not recognized until the day of the tee-time. The Company does not have any accounts receivable associated with this business, as all transactions are paid for at the time of purchase.

AnyEvent recognizes as revenue the gross amount from the sale of tickets that it owns. AnyEvent bears the risk of economic loss if the tickets are not sold by the date that the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. AnyEvent does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale. However, sales transactions with other ticket brokers may be conducted on a credit basis, which would generate accounts receivable.

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

On January 1, 2008 the Company began its live entertainment segment. Revenue from the presentation and production of an event is recognized after the performance occurs upon settlement of the event; however any profits related to these tours is recognized after minimum revenue thresholds, if any have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the tour’s season or the term of the contract. We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Inventory:

We record inventories at the lower of cost or market value. We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, current cost and net realizable value. If necessary, we write down our inventory for estimated obsolescence, potential shrinkage, or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Purchase Accounting

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the assets acquired is recorded as goodwill. Determining the fair value of the assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions with respect to future cash flows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.

Property and Equipment:

Property and equipment are stated at cost or fair value at date of acquisition. Depreciation which is recorded for both owned assets and assets under capital leases, at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the related assets, which range from four to ten years. Leasehold improvements are amortized over the shorter of the expected useful lives of the related assets or the lease term.

Stock-Based Compensation:

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using SFAS No. 123R effective January 1, 2006, for all share-based payments granted based on the requirements of SFAS No. 123R for all awards granted to employees. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Risk free rate of return	4%	4%
Option lives in years	6	6
Annual volatility of stock price	112.5%	112.5%
Dividend yield	0%	0%

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

The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  There were no indications of impairment based on managements assessment at December 31, 2007 or 2006.

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

The Company adopted the provisions of FIN48 on January 1, 2007. Fin 48 prescribes a recognition threshold and a measurement attributable for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and short-term loans approximate fair value because of their short maturity. The carrying amounts of capital lease obligations approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

Cash Concentrations:

The Company's cash balances on deposit with banks are guaranteed up to $100,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had cash balances with a bank in excess of the $100,000 insurance limit as of December 31, 2007 and 2006.

Foreign Currency

Results of foreign operations are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those operations are translated into U.S. dollars using the exchange rates at the balance sheet date. Exchange gains and losses are minor in 2007. The Company began operating in the United Kingdom in November 2007, with the opening of its exhibit shop at the O2 for “Tutankhamen and The Golden Age of the Pharaohs.” Additionally, in March 2008, the Company opened a second exhibit shop in Vienna, Austria for “Tutankamun and the World of the Pharaohs.” Foreign currency gains and losses are included in operations.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method. These potentially dilutive securities were included in the calculation of earnings per share for the year ended December 31, 2006, but were not included in the calculation of loss per share for the year ended December 31, 2007, because the Company incurred a loss during that period and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the year ended December 31, 2007. At December 31, 2007 and 2006, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 5,261,000 shares and 3,281,000 shares, respectively.

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share, when dilutive.

Comprehensive Income (Loss):

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company did not have items of comprehensive income (loss) for the years ended December 31, 2007 and 2006.

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

Advertising Costs:

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. For the year’s ended December 31, 2007 and 2006, advertising costs were $823,000 and $426,000, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. There were no indications of impairment based on managements assessment at December 31, 2007 or 2006.

Reclassifications:

During 2006 the Company reclassified certain components of its stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

Recent Accounting Pronouncements:

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141
(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.
51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe the adoption of the above recent pronouncements, with the exception of FAS 141(R), will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows. FAS 141(R) introduces significant changes to the accounting for and reporting of business combinations, continuing the movement toward greater use of fair values in financial reporting and expanded disclosures. FAS 141(R) impacts the annual goodwill impairment test associated with acquisitions that occurred prior to the standard's effective date and acquisitions closing after the effective date. Thus, companies such as us that have goodwill from an acquisition that closed prior to the standard's effective date will need to understand the provisions of FAS 141(R). Management is currently evaluating the potential effects of FAS 141(R) on its currently recorded goodwill, as well as any goodwill that could be recorded as result of a future acquisition.

3. Gain on Settlement of Lender

From 2004 through 2006 we entered into a series of agreements with Finova, which both extended and amended the original terms of the debt agreements. On September 13, 2006, the Company repaid in full its obligation to the lender of $1,180,000 (including accrued interest of $297,632) by making a final cash payment of $102,000. As a result, the Company recognized a non-cash gain on settlement of debt of $1,078,000 ($0.07 per basic and fully diluted common share for the year ended December 31, 2006), which has been presented as other income in the consolidated statement of operations. At December 31, 2006, the Company had no continuing financial obligations of any kind to Finova or Steamboat. There were no early termination or prepayment penalties incurred by the Company in conjunction with this transaction.

4. Acquisitions

During the year ended December 31, 2007 the Company acquired John’s Tickets, LLC and Exhibit Merchandising, LLC.

Acquisition of Exhibit Merchandising

On August 8, 2007, Tix Corporation purchased substantially all of the assets of Exhibit Merchandising LLC, an Ohio limited liability company (“EM”). In exchange for the assets of EM we paid $11,450,000 in cash and issued 5,000,000 shares of restricted common stock of the Company’s with a market value of $35.0 million and assumed $120,000 accounts payable and accrued expenses, primarily related to inventory purchases of EM. EM is based in Streesboro, Ohio, and is engaged in the business of product merchandise development and sales related to museum exhibits, including the King Tutankhamen and Pirates of the Caribbean tours. EM sells themed merchandise, memorabilia and collector’s items in specialty stores that operate for the duration of the tours’ presence at a particular museum. EM is the sole operating unit in our Event and Exhibit Merchandising segment.

In connection with the Asset Purchase Agreement, the Company entered into an employment agreement with Mr. Curtis Bechdel (the “Employment Agreement”) pursuant to which he will serve as Vice President, Operations, of EM Nevada for a three year term, subject to extension. In addition, the Company also entered into a two-year Consulting Agreement with Lee Marshall (the “Consulting Agreement”) pursuant to which Mr. Marshall agreed to act as a member of the Company’s transition, assimilation and operating team relating to the assets of EM and the operation of the business relating to the Purchased Assets. For his services, the Company agreed to pay Mr. Marshall 100,000 restricted shares of the Company’s Common Stock.

As a condition to the Closing, the Company entered into a Voting Agreement with Joseph Marsh pursuant to which, for a period of four years, Mr. Marsh granted the Company, through its board of directors, the right to vote all of his shares, including the shares acquired pursuant to the Asset Purchase Agreement. As of the date hereof, such shares totaled 4,401,599.

The acquisition of Exhibit Merchandising has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the company have been consolidated commencing with the closing of the transaction. The $46.6 million purchase price was allocated on a preliminary basis as follows, based upon the fair value of the acquired assets, as determined by an independent valuation firm. This valuation is still subject to change and revision may occur in the assigned value. The Company does not believe any changes or revisions will be significant.

Tangible assets:	$4,597,000
Intangible assets:
Licensing Contracts	12,202,000
Employment Agreements	2,538,000
Miscellaneous	118,000
Goodwill	27,115,000
Purchase price	$46,570,000

Acquisition of John's Tickets, LLC

Effective March 14, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with John’s Tickets, LLC, an Ohio limited liability company dba AnyEvent Tickets (“AnyEvent”). AnyEvent is a national event ticket broker located in Las Vegas, Nevada that sells tickets for sporting events, concerts, tours and theater. Pursuant to the Agreement, the Company purchased the domain name “http://anyevent.com”, the contents of the website “http://anyevent.com”, the inventory of sporting events, concerts and tours, and theatre tickets outstanding as of the date of the Agreement, the phone number 1-800-ANYEVENT, and all existing contracts by and between AnyEvent and other existing box offices, theatres and brokers, pursuant to which AnyEvent acquires its ticket inventory.

In connection with this transaction, effective March 14, 2007, the Company entered into an employment agreement with John Pirample, sole member of AnyEvent, pursuant to which Mr. Pirample agreed to provide his exclusive services to the Company as its Premium Ticket Manager through February 28, 2010

In consideration for the assets purchased under the Agreement, the Company paid $300,000 in cash and issued 137,500 shares of restricted common stock valued at $4.00 per share (aggregate value $550,000), which approximated market value on the date of issuance, for total purchase consideration of $850,000. Additionally, the Company paid $96,324 for the actual costs of the ticket inventory based on a post-closing audit.

The acquisition of AnyEvent has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing with the closing of the transaction. The $850,000 purchase price was allocated on a preliminary basis as follows, based upon the fair value of the acquired assets, as determined by an independent valuation firm:

Tangible assets:
Office equipment and furniture	$25,000
Intangible assets:
Customer relationships	550,000
Contract commitments	100,000
Marketing related	75,000
Technology based	100,000
Purchase price	$850,000

Allocation of Purchase Price

The value of the purchase price allocated to the intangible and fixed assets of John's Tickets, LLC and Exhibit Merchandising, LLC were based upon the appraisals performed by outside third-party qualified appraisal firms. The valuation of the purchase price allocated to the assets of John's Tickets was performed by Palisades Capital Group, LLC; while the valuation of the tangible and intangible assets of Exhibit Merchandising, LLC was performed by Gemini Valuation Services, LLC a qualified appraisal firm.

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

Circumstances that could trigger an impairment test include; a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit, and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The Company plans to complete the first impairment review of Exhibit Merchandising at mid-year 2008. There are no indicators of impairment at December 31, 2007.

The unaudited pro forma condensed consolidated statement of operations for the years ended December 31, 2007 and 2006 presented below gives effect to the acquisitions as if the transaction had occurred at the beginning of such period and includes certain adjustments that are directly attributable to the transaction, which are expected to have a continuing impact on the Company.

Pro forma data:

	Pro Forma	Pro Forma
	(Unaudited)	(Unaudited)
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Revenues	$24,192,000	$20,974,000
Cost of revenues	14,836,000	12,753,000

Gross profit	9,356,000	8,221,000
Operating expenses	26,087,000	10,191,000
Other income	29,000	725,000

Net loss	$(16,702,000)	$(1,245,000)

Proforma net loss per weighted average share, basic and diluted	$(0.63)	$(0.06)

5. Intangible Assets

The following table summarizes the original cost, the related accumulated amortization, and the net carrying amounts for the Company’s intangible assets at December 31, 2007.

	Estimated	Original	Accumulated	Net Carrying
	Useful Lives	Cost	Amortization	Amount
Marketing Based	3-6 years	$12,277,000	$823,000	$11,454,000
Contract commitments	3 years	2,780,000	358,000	2,422,000
Customer relationships	3 years	612,000	168,000	444,000
Technology Based	3 years	100,000	26,000	74,000
Intellectual property (e.g. domain names)	5 years	130,000	—	130,000
Goodwill	indefinite	27,115,000	—	27,115,000
Total		$43,014,000	$1,375,000	$41,639,000

Total amortization expense related to intangible assets in 2007and 2006 was $1,375,000 and $2,000, respectively. Total estimated amortization expense with respect to intangible assets for 2008 though 2012 is as follows:

Years Ending December 31,
2008	$3,209,000
2009	3,215,000
2010	2,743,000
2011	2,060,000
2012	2,060,000
Beyond 2012	1,237,000
Total	$14,524,000

6. Obligations under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging from $33 to $1,767 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At December 31, 2007, monthly payments under these leases aggregated $5,000. The leases expire at various dates through 2012.

At December 31, 2007 and 2006, property and equipment included assets under capital leases of $386,000, less accumulated amortization of $237,000 and $162,000, respectively.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,
2008	$62,000
2009	58,000
2010	61,000
2011	3,000
2012	2,000
Total payments	186,000
Less: amount representing interest	(33,000)
Present value of minimum lease payments	153,000
Less: current portion	(45,000)
Non-current portion	$108,000

7. Related Party Transactions

Note Payable, Stockholder

On April 24, 2007, the Company borrowed $2,000,000 from Joseph Marsh, a greater than 10% stockholder of the Company, pursuant to an unsecured short-term note, with interest at 8%, per annum payable monthly. The note was due on or before April 1, 2008. During the term of the loan, Mr. Marsh had the right to convert the loan into an investment in any subsequent private placement that the Company may conduct. On September 29, 2007 the Company repaid the loan in full. During the term of the loan the Company paid $76,000 in interest. On March 1, 2008, as a result of Tix acquisition of Magic Arts & Entertainment, Mr. Marsh became an employee of Tix

Member of the Board of Directors:

During 2007 and 2006, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation. Effective March 6, 2006, the Company entered into a one-year agreement with Mr. Frankel’s current firm for certain business, accounting and tax advisory services. This agreement was approved by the Company’s Board of Directors. This agreement was terminated in October 2006. For the years ended December 31, 2007 and 2006 we paid Mr. Frankel or his firm for accounting and tax services $53,000 and $108,000.

During the years ended December 31, 2007 and 2006, the Company incurred fees to such accounting firms for accounting and tax services of $53,000 and $108,000 respectively. In addition, during the year ended December 31, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee to Mr. Frankel’s former firm at December 31, 2005 of $9,000.

8. Income Taxes

At December 31, 2007, the Company had Federal net operating loss carryforwards of approximately $26.3 million expiring beginning in 2008 in varying amounts through 2027. The Company also had California state net operating loss carryforwards of approximately $700,000 expiring beginning in 2013 in varying amounts through 2016.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership. As such, the Company recorded a 100% valuation allowance against its net deferred tax assets as of December 31, 2007 and 2006.

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at December 31, 2007 and 2006 are presented below:

	December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforward	$9,190,000	$3,500,000
Goodwill	9,174,000	-
Other Assets	93,000	-
Less: Valuation allowance	(18,457,000)	(3,500,000)

Net deferred tax asset	$-	$-

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at December 31, 2007 and 2006. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Years Ended December 31,
	2007	2006
Tax benefit at statutory rate	(35)%	(35)%
Adjustments to change in valuation allowance	35	35
	-	-

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2002.

During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

9. Equity-Based Transactions:

Year Ended December 31, 2007:

Service Providers and Vendors:

The Company from time to time issues its common stock, options and warrants as non-cash compensation for services rendered which are valued at the closing stock price on the date of grant and are recorded in marketing and general administrative expenses commensurate with the services provided. Additionally these shares are often issued in conjunction with an agreement that require the service provider to assist the Company for a period of two to four years to obtain discount and premium ticket opportunities and assist us in obtaining in strategic alliances; however, as success is not assured in these type of arrangements there are no performance requirements included, therefore the entire value of the contract is expensed at the time of the stock issuance. During the years ended December 31, 2007 and 2006 the Company incurred $6.1 million and $389,000 of consulting expense as a result of the issuance of 1.1 million and 353,750 shares of its common stock, respectively. The fair market value of the shares issued during the year ended December 31, 2007 was between $3.75 and $7.20 per share at the time the stock was issued. The fair value of the shares issued during the year ended December 31, 2006 was between $0.22 and $2.57.

On May 31, 2007, in conjunction with a three year consulting agreement to assist us with developing strategic relationships with sporting event promoters and presenters, we issued to Centaurus One, LLC (Centaurus) 250,000 shares of our common stock which had a fair market value at the time of issuance of $1.4 million and we issued a three year warrant to purchase 1,000,000 shares of our common stock for $5.35 which had a fair market value of  $3.4 million as calculated using the Black Scholes option pricing model. On November 27, 2007 we entered into a mutual termination agreement with Centaurus whereby the services provided to Tix by Centaurus have earned all the granted stock, but only half of the warrants to purchase 1,000,000 shares of our common stock, therefore the number of shares the warrant can purchase was reduced to 500,000 shares. As the agreement did not have any performance requirements included in it the fair market value of the warrants and shares were expensed at the time of issuance.

On July 20, 2007, in conjunction with a four year consulting agreement to assist us in establishing strategic relationships with producers, promoters and venues, we issued a private consultant 250,000 shares of our common stock with a fair market value of $1.4 million. As the agreement did not have any performance requirements included in it the fair market value of the shares were expensed at the time of issuance.

Related Parties and Employees

During the year ended December 31, 2007, the Company issued a total of 100,000 shares of common stock to a non-officer employee for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $635,000 and were charged to operations as general and administrative expense during the year ended December 31, 2007.

During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. At December 31, 2007, 166,668 shares of common stock had vested and were recorded at their approximate fair market value of $37,000, which was charged to operations as general and administrative expense during the year ended December 31, 2007.

Private Placement

On September 24, 2007, the Company completed the closing of a private investment in public equity financing. At the closing, the Company sold to institutional and accredited investors 3,744,000 shares of its common stock for a price of $4.75 per share, or an aggregate of approximately $17.8 million. In addition the Company also issued to the investors two-year warrants to purchase 1,870,000 shares of its common stock at an exercise price of $5.50 per share. In conjunction with this offering the Company paid fees of $75,000 and issued a total of 147,000 shares of its common stock to finders in connection with the financing. The offer and sale of the shares sold were not registered under the Securities Act of 1933 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The shares sold in this offering may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or exemption from the registration requirements, under the Securities Act.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. At December 31, 2007, 50,000 shares of common stock had vested and were recorded at their approximate fair market value of $11,000, which was charged to operations as general and administrative expense during the year ended December 31, 2007.

Year Ended December 31, 2006:

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

10.  Issuance of Convertible Debentures and Standby Equity Distribution Agreement

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

The Company agreed to pay interest on the Debenture's outstanding balance monthly and to repay one-third of the remaining loan balance plus the redemption premium each on April 1, 2006, June 1, 2006, and August 1, 2006 ($505,000 plus the 20% redemption premium of $101,000, for a total of $606,000). On March 29, 2006, the Company paid the installment due on April 1, 2006 of $202,000, which consisted of a principal payment of $168,000 and a redemption premium of $34,000. On May 30, 2006, the Company paid the installment due on June 1, 2006 of $202,000, which consisted of a principal payment of $168,000 and a redemption premium of $34,000. On July 1, 2006, the Company paid the final installment of $202,000 due on August 1, 2006, which consisted of a principal payment of $168,000 and a redemption premium of $34,.000.

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

On July 20, 2005, the Company filed a Registration Statement on Form SB-2 with the SEC to register the shares of common stock pursuant to the Standby Equity Distribution Agreement with Cornell, as well as the shares of common stock with respect to the Company's commitments to Advantage, Newbridge and Knightsbridge. The Registration Statement, as amended, was declared effective by the SEC on February 13, 2006. The Company withdrew the SB-2 Registration Statement on October 24, 2007, and subsequently updated the filing on February 28, 2008.

11. Stock-Based Compensation Plans

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

A summary of the combined stock option activity during the years ended December 31, 2006 and 2007 for the three plans discussed above is as follows:

		Weighted
	Number	average
	of	exercise
	options	price

Balance outstanding, January 1, 2006	211,500	$0.15

Options granted	300,000	3.01
Options exercised	(60,000)	0.15
Options expired

Balance outstanding, December 31, 2006	451,500	2.05

Options granted	847,000	6.94
Options exercised	(1,000)	0.39
Options expired or forfeited	(9,000)	6.85

Balance outstanding, December 31, 2007	1,288,500	$5.24

Balance exercisable, December 31, 2007	335,500	$2.33

The intrinsic value of outstanding stock options at December 31, 2007 was $1,731,000, as compared to $1,071,000 at December 31, 2006. The intrinsic value of exercisable stock options at December 31, 2007 was $1,261,000, as compared to $641,000 at December 31, 2006. Information relating to outstanding stock options at December 31, 2007, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$6.00 - $7.20	818,000	9.7	$7.01	65,000	$7.08
$4.00 - $5.99	120,000	5.8	$4.05	20,000	4.30
$2.00 - $3.99	200,000	4.7	$2.51	100,000	2.02
$0.22 - $1.99	150,500	1.7	$0.22	150,500	0.22

	1,288,500	7.52	$5.24	335,500	$2.33

For the year ended December 31, 2007, the value of options vesting during the period was $ 1.1 million. As of December 31, 2007, the Company has outstanding unvested options with future compensation costs of $4.1 million, which will be recorded as compensation cost as the options vest over their remaining average life of 7.5 years.

The assumptions used in calculating the fair value of the options granted during 2007, using the Black-Scholes option-pricing model were as follows: risk free interest rate - 4%; expected life - 6 years; estimated volatility - 112.5%; dividends - $0.

A summary of warrant activity for the years ended December 31, 2006 and 2007 is as follows:

	Number	Weighted average
	of	exercise
	warrants	price

Balance outstanding, January 1, 2006	2,014,184	$0.34

Warrants granted	2,140,000	0.49
Warrants exercised	(1,324,388)	0.20
Warrants expired

Balance outstanding, December 31, 2006	2,829,796	0.52

Warrants granted	2,372,007	5.47
Warrants exercised	(1,229,796)	0.48
Warrants expired	-	-

Balance outstanding, December 31, 2007	3,972,007	$3.47

The intrinsic value of outstanding warrants at December 31, 2007 was $9.5 million, as compared to $11.0 million at December 31, 2006. Information relating to outstanding warrants at December 31, 2007, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$2.00 - $5.50	2,372,007	2.24	$5.47	2.372,007	$5.47
$0.36 - $1.99	1,600,000	0.79	$0.50	1,600,000	$0.50

	3,972,007	1.66	$3.47	3,972,007	$3.47

12. Commitments

	Payments due by Fiscal Years Ending December 31,
	Total	2008	2009	2010	2011	2012

Employment agreement	$3,950,000	$1,744,000	$1,273,000	$875,000	$58,000	-

Capital lease obligations	186,000	62,000	58,000	61,000	3,000	2,000

Operating lease obligations	7,932,000	2,262,000	2,092,000	1,609,000	1,136,000	833,000

Total contractual cash obligations	$12,068,000	$4,068,000	$3,423,000	$2,545,000	$1,197,000	$835,000

Lease Commitments:

The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company’s wholly-owned subsidiary, Tix4Tonight, LLC, leases space for its four ticket facilities and its administrative offices in Las Vegas, Nevada, for various periods ranging from one year to five years.

Many of the Company’s operating leases contain predetermined fixed increases in the minimum rental rate during the initial lease term and/or rent holiday periods. For these leases, the Company recognizes the related rent expense on a straight-line basis beginning on the effective date of the lease.  The Company records the difference between the amounts charged to expense and the rent paid as deferred rent on the Company’s balance sheet.

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

Bank Letters of Credit:

During the year ended December 31, 2006, at the request of two vendors, the Company opened two bank letters of credit for $5,000 and $7,000, respectively. The Company used two certificates of deposit in the amounts of $5,000 and $7,000, respectively, to secure the letters of credit. The vendors were the beneficiaries of the letters of credit. As of December 31, 2006, there were no amounts outstanding under the letters of credit.

Note 13 Segment Reporting

We operate in three reportable segments; ticket services, event and branded merchandising and with our formation of the Tix Productions, Inc. (TPI), in 2008, live entertainment.

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight, which offers for sale discount and premium tickets. Discounted tickets are sold byTix4Tonight, while premium tickets are offered through Tix4AnyEvent. When selling last minute discounted tickets, Tix4Tonight sells them under short-term, exclusive and non-exclusive agreements with approximately 75 Las Vegas shows and attractions, out of a total of approximately 90 Las Vegas shows and attractions running at any one time, and typically offers tickets for more than 60 shows on any given day at a discount plus a service fee. Tix4Tonight typically does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost.

The Company provides exhibit and event merchandising through its wholly owned subsidiary Exhibit Merchandising LLC (EM), which was acquired August 8, 2007. EM provides retail specialty stores with branded merchandise for touring museum exhibitions and touring theatrical productions. EM owns and operates complete turn-key retail stores with commercially-available and extensive custom-branded products for sale in addition to professional management that complements the exhibition or theatrical production it represents. It operates the stores in spaced rented in conjunction with the exhibit. To date revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.”

In December 2007, the Company announced that it had entered into letters of intent to acquire two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent the managements’ of Magic and NewSpace would manage the operations of their respective companies’ for the benefit of Tix Corporation from January 2, 2008 until the transactions could be finalized. The managements’ of Magic and NewSpace were required to consult and obtain the approval of the management of Tix Corporation prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. The Company’s intent is to combine the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies under a single entity, we will be able to better leverage resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the equity and marketplace recognition those entities have.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis.

Information related to these operating segments is as follows.

	Ticketing	Exhibit	Corporate		Consolidated
	Services	Merchandising	Expenses	Eliminations	and Combined
2007
Revenue	$14,284,000	$4,283,000	$-	$-	$18,567,000
Direct operating expenses	8,829,000	2,843,000			11,672,000
Selling, general and administrative expenses	15,029,000	905,000	5,658,000	-	21,592,000
Depreciation and amortization	195,000	1,229,000	244,000		1,668,000
Operating income (loss)	$(9,769,000)	$(694,000)	$(5,902,000)	$-	$(16,365,000)

Total assets	$2,977,000	$47,224,000	$4,967,000	$-	$55,168,000

2006
Revenue	$5,388,000	$-	$-	$-	$5,388,000
Direct operating expenses	2,173,000				2,173,000
Selling, general and administrative expenses	1,214,000		2,559,000		3,773,000
Depreciation and amortization	159,000		5,000		164,000
Operating income (loss)	$1,842,000	$-	$(2,564,000)	$-	$(722,000)

Total assets	$1,699,000	$-	$933,000	$-	$2,632,000

15. Subsequent Events:

In December 2007, the Company announced that it had entered into letters of intent to acquire two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent the managements’ of Magic and NewSpace would manage the operations of their respective companies’ for the benefit of Tix Corporation from January 2, 2008 until the transactions could be finalized. The managements’ of Magic and NewSpace were required to consult and obtain the approval of the management of Tix Corporation prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. The Company’s intent is to combine the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies under a single entity we will be able to better able leverage resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the equity and marketplace recognition those entities have.

Acquisitions:

Magic Arts and Entertainment:

On February 29, 2008 we completed our merger acquisition of Magic Arts & Entertainment -Florida, Inc., a privately held Florida corporation (“Magic”). Pursuant to the Merger Agreement and Plan of Merger, we paid to the two stockholders of Magic $1.5 million in cash and issued to them a total of 476,190 restricted shares of our common stock with a market value of $2.4 million. Additionally, we will be obliged to issue to the former Magic stockholders a total of up to 380,952 additional shares of our common stock if certain EBITDA milestones are achieved during the next thirty-six months. These milestones are based upon the results of Tix Productions, Inc. (“TPI”), a soon to be formed wholly owned subsidiary of the Company that will focus on providing live entertainment.

The assets of Magic consist primarily of agreements, copyrights and licenses to theatres, productions, and touring acts. We intend to carry on Magic’s business through TPI.

In conjunction with the completion of the Merger, we entered into written employment agreements with Joseph B. Marsh and Lee D. Marshall, the co-founders of Magic, under which they will serve as the Co-Chief Executive Officers of TPI. The term of each of the employment agreements commenced on February 29, 2008 and will expire on February 29, 2011, unless sooner terminated in accordance with the applicable employment agreement.

Mr. Marsh is entitled under his employment agreement to an annual salary of $100,000.

Under his employment agreement, Mr. Marshall is entitled to an annual salary of $300,000 that will increase by $25,000 each year during the term of the agreement. Mr. Marshall also is eligible to receive annual bonuses based upon TPI exceeding performance milestones specified in his employment agreement.

In the event of the termination of employment of Mr. Marsh or Mr. Marshall for any reason other than termination by us for “cause” (as defined in the employment agreement) or termination by reason of his death or permanent disability, we have agreed to continue to pay Mr. Marsh or Mr. Marshall or their personal representatives, as the case may be, the annual salary under his employment agreement for six months following their departure.

Under their employment agreements, each Messrs. Marsh and Marshall agrees not to compete with us during the period from the date on which their employment with the Company is terminated for any reason through the fifth anniversary of such date.

NewSpace Entertainment

On March 11, 2008 we completed our merger acquisition (the “Merger”) of Newspace Entertainment, Inc., a privately held Utah corporation (“Newspace”). Pursuant to the Merger, we paid to the three stockholders of Newspace $1 million in cash and issued to them a total of 571,428 restricted shares of our common stock with a market value of $2.7 million.

The assets of Newspace consist primarily of agreements, copyrights and licenses to theatres, productions, and touring acts. We intend to carry on Newspace’s business through Tix Productions, Inc. (“TPI”), a newly formed wholly owned subsidiary of the Company that will focus on providing live entertainment.

In conjunction with the completion of the Merger, we entered into written employment agreements with John Ballard, Steve Boulay and Bruce Granath, the three stockholders of Newspace, pursuant to which they will serve as President, Chief Operating Officer and Vice President - Marketing, respectively, of TPI. The term of each of the employment agreements commenced on March 11, 2008 and will expire on the third anniversary of such date, unless sooner terminated in accordance with the employment agreements.

Mr. Ballard and Mr. Boulay are entitled under their respective employment agreements to an annual salary of $185,000. Under his employment agreement, Mr. Granath is entitled to an annual salary of $115,000. Each of Messrs. Ballard, Boulay and Granath are entitled to increases in such annual salaries of at least 3% per annum.
In the event the termination by us of employment of any of Messrs. Ballard, Boulay and Granath “without cause” (as defined in their respective employment agreements) or termination by any of Messrs. Ballard, Boulay and Granath for “good reason” (as defined in their respective employment agreements), we have agreed to continue to pay each of Messrs. Ballard, Boulay and Granath or their personal representatives, as the case may be, the annual salary under his employment agreement for six months.

Under their employment agreements, if Messrs. Ballard, Boulay and Granath are terminated “for cause” or the employment agreements expire upon their respective terms, each agrees not to compete with us during the period from the date of termination or expiration through the fifth anniversary of such date,

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation, as filed with the State of Delaware on April 6, 1993 (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on August 31, 1993 (1)

3.3	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on September 16, 1996 (1)

3.4	Fourth Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware, effective March 3, 2005 (6)

3.5	Bylaws of the Company (1)

4	Voting Agreement between Mitch Francis and Iqbal Ashraf dated as of July 12, 2006 (10)

10.3	Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $0.50 per share (2)

10.4	Warrant issued to Finova Capital Corporation to purchase 25,000 shares of common stock at $1.00 per share (2)

10.5	Warrant Holder Rights Agreement between the Company and Finova Capital Corporation (2)

10.8	2003 Consultant Stock Option Plan (3) (C)

10.9	2004 Stock Option Plan (5) (C)

10.10	2004 Directors Stock Option Plan (5) (C)

10.22	Gang Consulting Ltd. Consulting Agreement dated January 3, 2005 (7)

10.24	Knightsbridge Holdings Ltd. Consulting Agreement (8)

10.25	Third Amendment to Lease between the Company and 12001 Ventura Corporation (9)

10.29	Employment Agreement between Tix Corporation and Mitch Francis effective March 1, 2006 (11) (C)

10.30	Agreement of Purchase and Sale between Tix Corporation and William Bartfield and David Bates effective November 30, 2006 (12)

10.31	Amendment to Agreement of Purchase and Sale between Tix Corporation and William Bartfield and David Bates dated January 11, 2007 (12)

10.32	Asset Purchase Agreement between Tix Corporation and John’s Tickets, LLC, dba AnyEvent Tickets, effective March 14, 2007 (13)

10.33	Employment Agreement between Tix Corporation and John Pirample effective March 14, 2007 (13) (C)

10.34	Consulting Agreement between Tix Corporation and Timothy Bordonaro effective March 14, 2007 (13) (C)

10.35	Asset Purchase Agreement dated as of August 6, 2007 among the Company, EM and the Members (14)

10.36	Employment Agreement dated as of August 8, 2007 with Curt Bechdel (14)

10.37	Voting Agreement dated as of August 8, 2007 between the Company and Joseph Marsh (14)

10.38	Consulting Agreement dated as of August 8, 2007 between Lee Marshall and the Company (14)

10.39	Non-Competition and Confidentiality Agreement dated as of August 8, 2007 among EM, Joseph Marsh, Lee Marshall, John T. Norman and the Company (14)

10.40	Mutual Termination Agreement dated November 5, 2007 between Tix Corporation and Centaurus One, LLC (15)

10.41
Agreement and Plan of Merger By and Among Tix Corporation, a Delaware Corporation, on the one hand, and Magic Arts & Entertainment - Florida, Inc., a Florida Corporation, Joseph B. Marsh, and Lee D. Marshall on the other hand, dated as of February 29, 2007 (16)

10.42	Employment Agreement dated as of February 29, 2008 with Joseph B. Marsh (16)

10.43	Employment Agreement dated as of February 29, 2008 with Lee Marshall (16)

10.44
Agreement and Plan of Merger by and among Tix Corporation and Newspace Acquisition, Inc., on the one hand, and Newspace Entertainment Inc., John Ballard, Steve Boulay and Bruce Granath, on the other hand, dated as of March 11, 2008 (17)

10.45	Employment Agreement dated as of March 11, 2008, between Tix Corporation and John Ballard (17)

10.46	Employment Agreement dated as of March 11, 2008, between Tix Corporation and Steve Boulay (17)

10.47	Employment Agreement dated as of March 11, 2008, between Tix Corporation and Bruce Granath (17)

99.1	Consent of Palisades Capital Group, LLC, Independent Valuation Firm.

99.2	Consent of Gemini Valuation Services, LLC, Independent Valuation Firm.

14.	Code of Ethics (4)

21	Subsidiaries of the Registrant (14)

23	Consent of Weinberg & Company, P.A. (17)

31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)

32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on June 16, 1997, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 3, 2004, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Company’s Schedule 14C Information Statement, as filed with the Securities and Exchange Commission on January 26, 2005, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on July 20, 2005, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on November 10, 2005, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 11, 2006, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(12)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K originally filed December 13, 2006 and amended on February 6, 2007, and incorporated herein by reference.

(13)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007, and incorporated herein by reference.

(14)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed August 13, 2007 and incorporated herein by reverence.

(15)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 12, 2007, and incorporated herein by reference.

(16)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 5, 2008, and incorporated herein by reference.

(17)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 17, 2008, and incorporated herein by reference.

(C)	Indicates compensatory plan, agreement or arrangement.