Form 10-Q
period 2008-03-31
Tix CORP
filed 2008-05-20
CIK 925956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2008, the Company had 30,356,856 shares of common stock, $0.08 par value, issued and outstanding.

Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, whether as a result of new information, future events or otherwise.

Tix Corporation and Subsidiaries

Index
PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - March 31,2008(Unaudited) and December 31, 2007

Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended March 31, 2008and 2006

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) - Three Months Ended March 31, 2008

Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2008and 2007

Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Months Ended March 31,2008and 2007

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
Assets	(Unaudited)
Current assets:
Cash	$6,623,000	$7,417,000
Other receivable	-	345,000
Accounts receivable, net	4,312,000	129,000
Inventory	4,240,000	3,938,000
Prepaid expenses and other current assets	498,000	178,000
Total current assets	15,673,000	12,007,000

Property and equipment:
Office equipment and furniture	1,544,000	1,413,000
Equipment under capital lease	386,000	386,000
Leasehold improvements	313,000	313,000
	2,243,000	2,112,000
Less accumulated depreciation and amortization	(781,000)	(664,000)
Total property and equipment, net	1,462,000	1,448,000

Other assets:
Intangible assets:
Goodwill	31,692,000	27,115,000
Intangible assets, net	16,639,000	14,524,000
Total intangible assets	48,331,000	41,639,000
Capitalized theatrical costs	491,000
Deposits and other assets	75,000	74,000
Total other assets	48,897,000	41,713,000

Total assets	$66,032,000	$55,168,000
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,829,000	$1,945,000
Accrued expenses	4,726,000	1,082,000
Current portion of capital lease obligations	46,000	45,000
Deferred revenue	547,000	54,000

Total current liabilities	8,148,000	3,126,000
Non-current liabilities:
Capital lease obligations, less current portion	127,000	108,000
Deferred rent	96,000	188,000
Total non-current liabilities	223,000	296,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized;
none issued	—	—
Common stock, $0.08 par value; 100,000,000 shares authorized; 31,631,449 shares and 30,402,325 shares at March 31, 2008 and December 31, 2007, respectively	2,531,000	2,432,000
Additional paid-in capital	86,389,000	81,034,000
Accumulated deficit	(31,259,000)	(31,720,000)
Total stockholders’ equity	57,661,000	51,746,000
Total liabilities and Stockholders' Equity	$66,032,000	$55,168,000

See notes to condensed consolidated financial statements

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,

	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$23,163,000	$1,747,000
Operating expenses:
Direct costs of revenues	16,730,000	714,000
Selling and marketing expenses.	1,377,000	192,000
General and administrative expenses, including non-cash equity-based costs of $602,000 and $395,000 in 2008 and 2007, respectively (including $277,000 and $43,000 for officers and directors in 2008 and 2007, respectively).	3,462,000	1,298,000
Depreciation and amortization	1,122,000	64,000
Total costs and expenses	22,691,000	2,268,000
Operating income (loss)	472,000	(521,000)
Other income (expense):
Other income	43,000	-
Interest income	34,000	8,000
Interest expense	(6,000)	(7,000)
Other income (expense), net	71,000	1,000
Income (loss) from operations	543,000	(520,000)
Current income tax expense	82,000	-
Net income (loss)	$461,000	$(520,000)
Net income (loss) per common share -
Basic	$0.02	$(0.03)
Diluted	$0.01	$(0.03)
Weighted average common shares outstanding -
Basic	30,642,823	18,705,939
Diluted	32,493,343	18,705,939
See notes to condensed consolidated financial statements

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 (Unaudited)

					Total
				Accumulated	Stockholders’
	Shares	Amount	APIC	Deficit	Equity

Balance, December 31, 2007	30,402,325	$2,432,000	$81,034,000	$(31,720,000)	$51,746,000

Issuance of common stock to consultants	37,500	3,000	185,000	-	188,000

Issuance of common stock to officers and employees	54,167	4,000	8,000	-	12,000

Issuance of common stock upon exercise of warrants and options	89,839	8,000	(8,000)	-	-

Fair value of options issued to employees	-	-	402,000	-	402,000

Issuance of common stock for acquisition of Magic Arts & Entertainment	476,190	38,000	2,219,000	-	2,257,000

Issuance of common stock for acquisition of NewSpace Entertainment	571,428	46,000	2,549,000	-	2,595,000

Net Income for the Period				461,000	461,000

Balance, March 31, 2008	31,631,449	$2,531,000	$86,389,000	$(31,259,000)	$57,661,000

See notes to condensed consolidated financial statements.

TIX CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31,

	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$461,000	$(520,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	117,000	45,000
Amortization of intangible assets	1,006,000	19,000
Fair valued common stock issued for services	188,000	389,000
Fair value of options issued to employees	414,000	106,000
Fair value of warrants issued to consultants		-
Change in allowance of inventory-purchase accounting	115,000	-
Common stock issued to employees	-	-
(Increase) decrease in:
Accounts receivable	(3,719,000)	(242,000)
Inventory	(3,000)	(980,000)
Prepaid expenses and other current assets	101,000	(13,000)
Deposits and other assets	(2,000)	(5,000)
Accounts payable and accrued expenses	3,482,000	421,000
Deferred revenue	484,000	339,000
Deferred rent	(61,000)	1,000
Net cash provided by (used in) operating activities	2,583,000	(440,000)
Cash flows from investing activities:
Purchases of property and equipment	(131,000)	(93,000)
Purchase of Magic Arts & Entertainment	(2,133,000)	-
Purchase of NewSpace Entertainment	(1,456,000)	-
Purchase of ticket inventory from AnyEvent	-	(96,000)
Acquisition of AnyEvent	-	(300,000)
Net cash used in investing activities	(3,720,000)	(489,000)

Cash flows from financing activities:

Payments on capital lease obligations	(10,000)	(13,000)
Net proceeds from exercise of options and warrants	-	148,000
Net cash provided by financing activities	(10,000)	135,000

Change in Cash:
Net increase	(1,146,000)	(794,000)
Balance at beginning of period	7,769,000	1,944,000
Balance at end of period	$6,623,000	$1,150,000

	Three months ended March 31,
	2008	2007

Supplemental disclosures of cash flow information:

Cash paid for
Income taxes	$-	$-
Interest	$-	$7,000

Non-cash investing and financing activities:
Issuance of 476,190 shares of common stock in conjunction with the acquisition of Magic Arts & Entertainment - Florida, Inc.	$2,257,000	$-
Issuance of 571,428 shares of common stock in conjunction with the acquisition of NewSpace Entertainment, Inc.	2,595,000	-
Issuance of 137,500 shares of common stock in conjunction with the acquisition of John's Tickets, LLC.	-	550,000

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. The Company changed its name from Cinema Ride, Inc. to Tix Corporation effective March 3, 2005. Tix Corporation is an integrated entertainment company focusing on ticketing services, event merchandising and the production and promotion of live entertainment. We operate three complimentary business units; Tix4Tonight provides our last minute ticketing and premium ticketing services, Exhibit Merchandising (EM) provides our branded merchandise sales and services and our newly formed subsidiary Tix Productions Inc. (TPI) provides live entertainment.

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

Tix4Tonight though dba Tix4Any Event, a national event ticket broker sells premium tickets for sporting events, concerts, tours and theatre. Tix4Any Event operations are located in the administrative offices of Tix4Tonight.

Exhibit and Event Merchandising

 The Company provides first-class exhibit and event merchandising through its wholly owned subsidiary Exhibit Merchandising LLC (EM), EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially-available and extensive custom-branded product for sale in addition to professional management that complements the exhibition or theatrical production it represents. It operates the stores in space rented in conjunction with the exhibit. To date revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.”

Live Entertainment

In December 2008, the Company acquired two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. It is the Company’s intention to combine the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies into a single entity we will be able to better leverage our resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the equity and marketplace recognition those entities have.

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

 Seasonality

Our revenues and cash fluctuate based upon the seasonality of our various businesses. Examples of seasonality of our businesses include Ticketing Services, which reports slightly greater revenues in the third and fourth quarters, than those reported in the first half of the year. Our Live Entertainment segment is expects to record the majority of its revenues in the first, second and fourth quarters. Exhibit Merchandising is less subject to seasonal fluctuations in revenues than our other businesses. EM is however, subject to revenue fluctuations as a result of exhibits that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. We believe that we have sufficient financial flexibility to fund these fluctuations and to access capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case. We expect cash flows from operations and other financing alternatives, to satisfy working capital, and capital expenditures for at least the succeeding year.

Preparation of Interim Financial Statements

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

Note -2.  Summary of Significant Accounting Policies

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

Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day as the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time that the reservations are made. At this time, the Company has minor accounts receivable and no accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant. The restaurants pay the Company a fee per guest.

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

Tix4AnyEvent recognizes as revenue the gross amount from the sale of tickets that it owns. AnyEvent bears the risk of economic loss if the tickets are not sold by the date that the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue.Tix4AnyEvent does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale. However, sales transactions with other ticket brokers may be conducted on a credit basis, which would generate accounts receivable.

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

Accounts receivable and credit policies:

Accounts receivable are primarily associated with the revenues of shows in the process of being settled. Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts as a charge to operations during the period in which such determination is made based upon its assessment of the collectability of individual accounts. Balances that remain outstanding after reasonable collection efforts are written off. The amount charged to operations to reflect uncollectible accounts receivable bad debt expense has not been material to the financial statements periods presented.

Capitalization of Theatrical Production Development Costs:

Consistent with SOP 00-2 for the capitalization of certain film production and development costs and by analogy applied to theatrical productions the Company capitalizes costs incurred in the development of its theatrical productions. Costs capitalized by the Company include, but are not limited to, payments to directors, authors, composers, crews and other expenses directly associated with bringing a production to market. Management periodically reviews each theatrical production and will write down or write-off those capitalized costs if management determines the likelihood these costs will be recouped or to receive earnings from all sources related to the production has diminished. The Company amortizes these capitalized costs when the production is open to the public or is licensed to a third party. At March 31, 2008, the Company had $491,000 of capitalized costs, of which $400,000 relates to the theatrical rights of 101 Dalmatians.  The shows that these deferred costs relate will begin staging in the second half of 2008 and 2009.

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

Intangible Assets:

The Company accounts for intangibles in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit.

 The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  At March 31, 2008, we relinquished our rights to purchase Cleveland Browns and Cleveland Cavaliers season tickets, acquired through the purchase of Tix4AnyEvent. As a result, a one-time charge of $25,000 was recorded to amortization of intangible expense to reduce the value of the related intangible asset. There were no other indications of impairment based on management’s assessment at March 31, 2007.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No.157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

Cash Concentrations:

The Company's cash balances on deposit with banks are guaranteed up to $100,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had cash balances with a bank in excess of the $100,000 insurance limit as of March 31, 2008 and December 31, 2007.

Foreign Currency:

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

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method. These potentially dilutive securities were included in the calculation of earnings per share for the three months ended March 31, 2008, but were not included in the calculation of loss per share for the three months ended March 31, 2007, because the Company incurred a loss during that period and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months March 31, 2007.March 31, 2008. At March 31, 2008 we had outstanding warrants and stock options to acquire an aggregate of 3.9 million shares and 1.3 million shares, respectively

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share, when dilutive.

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

Advertising Costs:

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. For the three months ended March 31, 2008 and 2007, advertising costs were $2,216,000 and $177,000, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. There were no indications of impairment based on management’s assessment at March 31, 2008 or December 31, 2007 .

 Recent Accounting Pronouncements:

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.
In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

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

Note 3. - Acquisitions

During the three months ended March 31, 2008 the Company acquired Magic Arts and Entertainment, LLC and NewSpace Entertainment, LLC. On January 2, the Company announced that it had entered into letters of intent to acquire two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent the managements’ of Magic and NewSpace would manage the operations of their respective companies’ for the benefit of Tix Corporation from January 2, 2008 until the transactions could be finalized. The managements’ of Magic and NewSpace were required to consult and obtain the approval of the management of Tix Corporation prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. As such, the Company has included the results of operation of Magic Arts and New Space Entertainment in its consolidated operations as of January 2, 2008, the date the company acquired effective control. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.

Magic Arts and Entertainment:

On February 29, 2008 we completed our merger acquisition of Magic Arts & Entertainment -Florida, Inc., a privately held Florida corporation (“Magic”). Pursuant to the Merger Agreement and Plan of Merger, we paid to the two stockholders of Magic $2.1 million in cash and issued to them a total of 476,190 restricted shares of our common stock with a market value of $2.3 million. Additionally, we will be obliged to issue to the former Magic stockholders a total of up to 380,952 additional shares of our common stock if certain EBITDA milestones are achieved during the next thirty-six months. These milestones are based upon the results of Tix Productions, Inc. (“TPI”), a wholly owned subsidiary of the Company that will focus on providing live entertainment.

The assets of Magic consist primarily of agreements, copyrights and licenses to theatres, productions, and touring acts. We intend to carry on Magic’s business through TPI.

In conjunction with the completion of the Merger, we entered into written employment agreements with Joseph B. Marsh and Lee D. Marshall, the co-founders of Magic, under which they will serve as the Co-Chief Executive Officers of TPI. The term of each of the employment agreements commenced on February 29, 2008 and will expire on February 28, 2011, unless sooner terminated in accordance with the applicable employment agreement.

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

Under their employment agreements, each Messrs. Marsh and Marshall agrees not to compete with us during the period from the date on which their employment with the Company is terminated for any reason through the fifth anniversary of such date.  Mr. Marsh is a shareholder of Tix prior to its acquisition of Magic and presently owns approximately 15% of Tix's common stock.

The acquisition of Magic Arts & Entertainment - Florida has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the operations of the company have been consolidated commencing with the closing of the transaction. The $4.0 million purchase price was allocated on the following basis, which was based upon the fair value of the acquired assets, as determined by Gemini Valuation Services, an independent valuation firm. This valuation is still subject to change and revision may occur in the assigned value. The Company does not believe any changes or revisions will be significant.

Tangible assets, net of accounts payable assumed:	$279,000
Intangible assets:
Employment Agreement	1,580,000
Technology-based	5,000
Contract	75,000
Goodwill	1,989,000
Purchase price	$3,928,000

NewSpace Entertainment

On March 11, 2008 we completed our merger acquisition (the “Merger”) of NewSpace Entertainment, Inc., a privately held Utah corporation (“NewSpace”). Pursuant to the Merger, we paid to the three stockholders of NewSpace $1.4 million in cash and issued to them a total of 571,428 restricted shares of our common stock with a market value of $2.6 million.

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

Under their employment agreements, if Messrs. Ballard, Boulay and Granath are terminated “for cause” or the employment agreements expire upon their respective terms, each agrees not to compete with us during the period from the date of termination or expiration through the fifth anniversary of such date.

The acquisition of NewSpace Entertainment has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the operations of the company have been consolidated commencing with the closing of the transaction. The $4.0 million purchase price was allocated on the following basis, which was based upon the fair value of the acquired assets, as determined by Gemini Valuation Services, an independent valuation firm. This valuation is still subject to change and revision may occur in the assigned value. The Company does not believe any changes or revisions will be significant.

Liabilities assumed in excess of tangible assets:	$(28,000)
Intangible assets:
Licensing Contracts	62,000
Employment Agreements	1,394,000
Technology-based	5,000
Goodwill	2,580,000
Purchase price	$4,013,000

Pro forma financial information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Exhibit Merchandising (acquired August 2007) , Magic Arts & Entertainment (acquired January 1, 2008) and NewSpace Entertainment (acquired January 1, 2008) on a pro forma basis, as though the companies had been combined as of the beginning of each of the period presented. As NewSpace came into existence on July 1, 2007, no revenues or expenses are included in this pro forma. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the these acquisitions had taken place at the beginning of the period presented.

The pro forma financial information for the period presented includes the business combination accounting effect on the amortization charges from acquired intangible assets, acquisition costs reflected in the Company’s and the acquired companies’ historical statements of operations for the period prior to the asset purchase, and the related tax effects.

The unaudited pro forma financial information for the three months ended March 31, 2007 combines the historical results for the Company for that period, with the historical results for the companies acquired as a separate entity, for the three months ended March 31, 2007 (in thousands, except per share data).

Three months ended March 31,
2007

Total revenues	$9,128,000
Net (loss)	(277,000)

Basic net income per share	$(0.01)
Diluted net income per share	$(0.01)

4. Intangible Assets

The following table summarizes the original cost, the related accumulated amortization, and the net carrying amounts for the Company’s intangible assets at March 31, 2008.

	Estimated	Original	Accumulated	Net Carrying
	Useful Lives	Cost	Amortization	Amount
Marketing Based	3-6 years	$12,277,000	$1,338,000	$10,939,000
Contract commitments	3 years	5,891,000	790,000	5,101,000
Customer relationships	3 years	612,000	218,000	394,000
Technology Based	3 years	111,000	36,000	75,000
Intellectual property (e.g. domain names)	5 years	130,000	—	130,000
Goodwill	indefinite	31,692 ,000	—	31,692,000
Total		$50,713,000	$2,382,000	$48,331,000

Total amortization expense related to intangible assets in the three months ending March 31, 2008 and 2007 was $1,138,000 and $21,000, respectively. Total estimated amortization expense with respect to intangible assets for 2008 though 2013 is as follows:

Years Ending December 31,
2008	$2,963,000
2009	3,813,000
2010	3,242,000
2011	2,655,000
2012	2,655,000
2013	1,237,000
Beyond 2013	74,000
Total	$17,130,000

5. Obligations under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging from $33 to $1,767 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At March 31, 2008, monthly payments under these leases aggregated $5,000. The leases expire at various dates through 2012.

At March 31, 2008 and 2007, property and equipment included assets under capital leases of $386,000, less accumulated amortization of $246,000 and $181,000, respectively.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,
2008	$46,000
2009	58,000
2010	61,000
2011	3,000
2012	2,000
Total payments	170,000
Less: amount representing interest	(28,000)
Present value of minimum lease payments	142,000
Less: current portion	(46,000)
Non-current portion	$96,000

6. Related Party Transactions

During 2008 and 2007, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation that provides tax advisory and preparation services to the Company. For the three months ended March 31, 2007, we paid Mr. Frankel or his firm for tax preparation and advisory services $15,000. No expenses have been incurred for the three months ended March 31, 2008.

7. Stock-Based Compensation Plans

The Company has various stock-based compensation plans, which are described below.

Consultant Stock Plan:

Mr. Joseph Marsh, a greater than 10% shareholder of Tix, was a principal in Magic Arts and Entertainment - Florida, Inc., a company Tix acquired on January 1, 2008.  For more details regarding the purchase of Magic, see Note 3. -  Acquisitions.

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

On March 3, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,600,000 common shares issuable under the Consultant Stock Plan under the Securities Act of 1933. As of March 31, 2008, 715,243 common shares were reserved for issuance under the Consultant Stock Plan.

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

During the three months ended March 31, 2008, the Company did not issue options to purchase shares of its common stock under the 2004 Option Plan. As of March 31, 2008, options to purchase 163,000 shares of common stock were reserved for issuance under the 2004 Option Plan.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the “2004 Directors Option Plan”) for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company’s common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company’s common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. The Company has not issued any options under the 2004 Directors Option Plan during the three months ended March 31, 2008. A summary of the combined stock option activity during the year ended December 31, 2007 and three months ended March 31, 2008 for the three plans discussed above is as follows:

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007
Risk free rate of return	4%	4%
Option lives in years	6	6
Annual volatility of stock price	112.5%	112.5%
Dividend yield

	Number of options	Weighted average exercise price
Balance outstanding, January 1, 2007	451,500	2.05

Options granted	847,000	6.94
Options exercised	(1,000)	0.39
Options expired or forfeited	(9,000)	6.85

Balance outstanding, December 31, 2007	1,288,500	$5.24

Options granted	-	-
Options exercised	(500)	0.39
Options expired or forfeited	-	-

Balance outstanding, March 31, 2008	1,288,000	$5.24

Balance exercisable, March 31, 2008	335,000	$2.33

The intrinsic value of outstanding stock options at March 31, 2008 was $1,259,000, as compared to $793,000 at March 31, 2007. The intrinsic value of exercisable stock options at March 31, 2008 was $989,000, as compared to $545,000 at March 31, 2007. Information relating to outstanding stock options at March 31, 2008, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$6.00 - $7.20	818,000	9.4	$7.01	65,000	$7.08
$4.00 - $5.99	120,000	5.6	$4.05	20,000	4.30
$2.00 - $3.99	200,000	4.4	$2.51	100,000	2.02
$0.22 - $1.99	150,000	1.4	$0.22	150,000	0.22

	1,288,000	7.3	$5.24	335,000	$2.33

For the three months ended March 31, 2008 and 2007, the value of options vesting during the period was $402,000 and $108,000 respectively. As of March 3131, 2008, the Company has outstanding unvested options with future compensation costs of $3.7 million, which will be recorded as compensation cost as the options vest over their remaining average life of 7.1 years.

The assumptions used in calculating the fair value of the options granted during 2007, using the Black-Scholes option-pricing model were as follows: risk free interest rate - 4%; expected life - 6 years; estimated volatility - 112.5%; dividends - $0.

A summary of warrant activity for the year ended December 31, 2007 and three months ended March 31, 2008 is as follows:

	Number of warrants	Weighted average exercise price
Balance outstanding, January 1, 2007	2,829,796	$0.52

Warrants granted	2,372,007	5.47
Warrants exercised	(1,229,796)	0.48
Warrants expired	-

Balance outstanding, December 31, 2007	3,972,007	3.54

Warrants granted
Warrants exercised	(100,000)	0.50
Warrants expired	--	-

Balance outstanding, March 31, 2008	3,872,007	$3.54

The intrinsic value of outstanding warrants at March 31, 2008 was $6.5 million, as compared to $7.6 million at March 31, 2007. Information relating to outstanding warrants at March 31, 2008, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$2.00 - $5.50	2,372,007	2.24	$5.47	2.372,007	$5.47
$0.36 - $1.99	1,500,000	0.83	$0.50	1,500,000	$0.50

	3,872,007	1.69	$3.54	3,872,007	$3.54

8. Income Taxes

At March 31, 2008, the Company had Federal net operating loss carryforwards of approximately $25.8 million expiring beginning in 2008 in varying amounts through 2027. The Company also had California state net operating loss carryforwards of approximately $700,000 expiring beginning in 2013 in varying amounts through 2016.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profits such, the Company recorded a 100% valuation allowance against its net deferred tax assets as of March 31, 2008 and 2007.

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 2007 and 2006 are presented below:

	March 31,
	2008	2007
Deferred tax assets
Net operating loss carryforward	$18,457,000	$3,682,000

Use of NOL	(176,000)
Less: Valuation allowance	(18,281 ,000)	(3,682,000)

Net deferred tax asset	$-	$-

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at March 31, 2008 and 2007. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Three Month Ended March 31,
	2008	2007
Tax benefit at statutory rate	(35)%	(35)%

Adjustments to change in valuation allowance	20	35
Effective tax rate	15-%	-%

Note 9. Earnings Per Share

The Company computes net income per common share in accordance with FASB Statement of Financial Accounting Standard 128, Earnings per Share (“Statement 128”). Under the provisions of Statement 128, basic net income per common share is computed by dividing the net income applicable to common shares by weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	March 31, 2008	March 31, 2007
Numerator
Net income (loss)	$463,000	$(520,000)

Denominator

Weighted average common shares	30,642,823	18,705,939
Effect of dilutive securities
Unvested restrictive shares	244,438	-
Common stock	316,598	-
Warrants	1,289,485	-

Total dilutive effect of securities	1,850,520	-

Denominator of net income (loss) per common shares -diluted	32,493,343	18,705,939

Net income (loss) per common share:
Basic	$0.02	(0.03)
Diluted	$0.01	(0.03)

Note 10. Segment Reporting

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

On January 2, 2008, the Company entered into letters of intent to acquire two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent the managements of Magic and NewSpace would manage the operations of their respective companies’ for the benefit of Tix Corporation from January 2, 2008 until the transactions could be finalized. The managements of Magic and NewSpace were required to consult and obtain the approval of the management of Tix Corporation prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. The Company’s intent is to combine the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies under a single entity, we will be able to better leverage resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the equity and marketplace recognition those entities have.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis.
Information related to these operating segments is as follows.

Consolidating Statement of Operations
	Ticketing Services	Exhibit Merchandising	Live Entertainment	Corporate Expenses	Eliminations	Consolidated and Combined
2008
Revenue	$2,995,000	$3,102,000	$17,065,000	$-	$-	$23,162,000
Direct operating expenses	1,529,000	1,877,000	13,325,000			16,731,000
Selling, general and administrative expenses	599,000	838,000	2,026,000	1,373,000	-	4,836,000
Depreciation and amortization	50,000	786,000	187,000	100,000		1,123,000
Operating income (loss)	$817,000	$(399,000)	$1,527,000	$(1,473,000)	$-	$472,000

Total assets	$2,527,000	$47,176,000	$13,691,000	$2,638,000	$-	$66,032,000

2007
Revenue	$1,747,000	$-	$-	$-	$-	$1,747,000
Direct operating expenses	714,000					714,000
Selling, general and administrative expenses	435,000			1,055,000		1,490,000
Depreciation and amortization	44,000			20,000		64,000
Operating income (loss)	$554,000	$-	$-	$(1,075,000)	$-	$(521,000)

Total assets	$2,685,000	$-	$-	$1,369,000	$-	$4,054,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS:

“Tix ” (which may be referred to as “we”, “us” or “our”) means Tix Corporation and its subsidiaries, or one of our segments or subsidiaries, as the context requires. You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.

Certain statements contained in this quarterly report (or otherwise made by us or on our behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include, but are not limited to, statements about our financial position, business strategy, competitive position, potential growth opportunities, potential operating performance improvements, and the effects of competition, the effects of future legislation or regulations and plans and objectives of our management for future operations. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “could,” “project,” “seek,” “predict” or variations of such words and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A. — Risk Factors in both our 2007 Form 10-KSB and this quarterly report, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

During the first quarter of 2008 we continued to execute our strategy to improve and build our operations comprised of Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions Inc. (TPI). The highlights for each our segments for the first quarter of 2008 were:

Tix4Tonight

•	For the three months ended March 31, 2008, the value of the discount tickets sold increased by $3.4 million or 48% to $10.6 million,

•	For the three months ended March 31, 2008, the number of the discount tickets sold increased by 72,000 tickets or 48% to 222,000 tickets,

Exhibit Merchandising

•
EM successfully negotiated a new contract with HILTI Arts & Cultute GmbH to operate its exhibit “Egypt’s Sunken Treasures,” in Madrid, Spain. This exhibit opened April 15, 2008 and is scheduled to operate through September 2008.

•
EM successfully opened its second foreign gift shop for “Tutankhamun and the World of the Pharaohs” in Vienna, Austria at the Kunsthistorisches Museum. Tutankhamun is scheduled to be at the Kunsthistorisches Museum from March 2008, until September, 2008.

Live Entertainment

•
Live Entertainment successfully acquired Magic Arts & Entertainment - Florida, Inc. (Magic) and NewSpace Entertainment, Inc. (NewSpace). Both Magic and NewSpace are independent presenters and producers of live theater and concerts with a history of working together. We believe that by combining the operations of the two companies under a single entity, we will be able to better leverage our resources, and gain operating efficiencies.

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

The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  There were no indications of impairment based on management’s assessment at December 31, 2007 or 2006.

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

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

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

Consolidated Results of Operations - Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007
Results of Operations:

Consolidated Results of Operations

	2008	2007	2006	% change 2008 v 2007	% change 2007 v 2006

Revenue	23,163,000	1,747,000	1,036,000	1226%	69%
Operating Expenses:

Direct operating expenses	16,731,000	714,000	455,000	2243%	57%
Selling, general and administrative expenses	3,465,000	191,000	93,000	1714%	105%
Depreciation and Amortization	1,122,000	1,299,000	564,000	-14%	130%
Corporate expenses	1,373,000	64,000	38,000	2045%	68%

Operating income (loss)	472,000	(521,000)	(114,000)	xx	xx
Operating Margin	2%	-30%	-11%

Interest expense	(6,000)	(7,000)	(151,000)

Interest income	34,000	8,000	7,000

Gain on settlement with lender	-	-	-

Other income (expense) - net	44,000	-	-

Income from continuing operations	545,000	(520,000)	(258,000)

Income from discontinued operations
Non-cash gain from settlement of debts	-	-	-

Income (loss) before income taxes	545,000	(520,000)	(258,000)

Income tax expense	82,000	-	-

Net Income (Loss)	461,000	(520,000)	(258,000)

Revenues.

The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues we also offer discount dinner reservations and golf tee times. Additionally, with the formation of Exhibit Merchandising, LLC “EM”, from the assets acquired from Exhibit Merchandising, LLC (Ohio), we earn revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Our revenues were $23.2 million for the three months ended March 31, 2008 as compared to $1.7 million for the year three months ended March 31, 2007. Our revenues increased $21.5 million, or 1,265%, during the three months ended March 31, 2008 as compared to the same period of the prior year due to acquisitions. During the first three months of 2008 the Company realized $20.6 from operations that it has purchased in the last twelve months including AnyEvent, Exhibit Merchandising, Magic Arts & Entertainment and NewSpace Entertainment.

More detailed explanations of the years ended 2007 and 2006 changes are included in the applicable segment discussions following.

Direct operating expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related to marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct Costs of Revenues were $16.7 million for the three months ended March 31, 2008 as compared to $714,000 for the three months ended March 31, 2007. Our operating expenses increased $16.0 million or 2,241% during the three months ended March 31, 2008 as compared to the same period of the prior year primarily as a result of a 1,265% increase in revenues. Additionally, the companies that we acquired have higher direct cost of goods and services than our discount ticketing operations, which was our primary source of revenue during the three months ended March 31, 2007.

More detailed explanations of the three months ended 2008 and 2007 changes are included in the applicable segment discussions following.

Operating Segment Selling, Marketing and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities, as well as the segment cost of management. Our operating segment selling, marketing and administrative expenses were $3.5 million for the three months ended March 31, 2008, as compared to $1.3 million for the three months ended March 31, 2007. Our selling, general and administrative expenses increased $2.2 million or 169%, during the three months ended March 31, 2008 as compared to the same period of the prior year due to increases in selling and administrative expenses related to the four acquisitions.

More detailed explanations of the three months ended 2008 and 2007 changes are included in the applicable segment discussions following.

Corporate expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses increased $1.3 million for the year ended March 31, 2008, as compared to same period of the prior year. The increase in corporate expense relates significant increase in revenues and expense that have resulted from the Company acquisitions. Additionally, the Company has issued options to its certain employees, which were valued based upon the Black-Scholes option valuation model and are being amortized into expense over the vesting period of the option. The Company incurred employee compensation expense of approximately $414,000 during 2008, for which there was no corresponding expense 2007

Depreciation and Amortization

Our depreciation and amortization was $1.1 million and $53,000 for the three months ended March 31, 2008 and 2007 respectively. The approximate increase of $1.0 million in depreciation and amortization expense in 2008, primarily reflect a $1.0 million increase in amortization expense and a $50,000 increase in depreciation expense. The increase in amortization expense relates primarily to the $20.0 million of intangible assets we have recorded related to our acquisitions of AnyEvent, Exhibit Merchandising, Magic and NewSpace during the last twelve months. We currently have $17.5 million of amortizable intangibles recorded that are being amortized over the next twelve months to sixty months.

Other Income and (Expense)

Other Income and Expense was immaterial for all periods presented.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Ticketing Services:

Our Ticketing Services segment operating results were as follows:

Segment Reporting (T4T, AE)

	Three Months Ended March 31,			% Change	% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Revenue	$2,995,000	$1,747,000	$1,036,000	71%	69%
Operating Expenses:
Direct operating expenses	1,529,000	714,000	455,000	114%	57%
Selling, general and administrative expenses	599,000	435,000	237,000	38%	84%
Depreciation and amortization	50,000	44,000	38,000	14%	16%
Operating income (loss)	$817,000	$554,000	$306,000	47%	81%
Operating margin	27%	32%	30%

Three months ended March 31, 2008 compared to the Three Months Ended March 31, 2007

The Ticketing services operations are performed by our Tix4Tonight subsidiary. Tix4Tonight has two operating units: Tix4Tonight, our discount ticket seller and Tix4AnyEvent (AnyEvent), our premium ticketing operation. The Ticketing Service segment earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offer discount dinner reservations and golf tee times. Ticketing Services revenues were $3.0 million for the three months ended March 31, 2008 as compared to $1.7 million for the three months ended March 31, 2007. Our revenues increased $1.3 million, or 71%, during the three months ended March 31, 2008 as compared to the same period of the prior year. The increase in Ticket Service segment revenues is the result of three factors. The first factor is AnyEvent’s revenues were completely reflected in 2008, as AnyEvent was not acquired until March 2007. During the first three months of 2008 AnyEvent generated $429,000 in revenues as compared to $50,000 during the one month that it we operated it during 2007. This represent an increase of $379,000 in revenues in the three month ended March 31, 2008 as compared to the same period in 2007. The second factor is Tix4Tonight’s revenues increased $819,000 or 47% in 2008 as compared to the same period in 2007. The increase reflects a greater demand for discount tickets as the average selling price per ticket in 2008 as compared to 2007 was relatively unchanged. The average price per discount ticket in 2008 was $47.55 versus an average price per discount ticket in 2007 of $47.51. Tix4Tonight discount tickets sold increased 72,000 tickets or 48% to 222,000 discounted show tickets for the three months ended March 31, 2008. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $10.6 million for the three months ended March 31, 2008, as compared to $7.1 million for the three months ended March 31, 2007. This increase in revenues in 2008 as compared to 2007 reflects an increased customer demand for discount tickets. Lastly, during the three months ended March 31, 2008, revenues from miscellaneous sources of income including discount golf, and dinner reservations increased by $100,000, to $188,000 or 114%.

During three months ended March 31, 2007 and 2006 substantially all of our revenues were from ticket commissions and fees generated by our discount ticket operation. For the three months ended March 31, 2007, our revenues were $1.7 million as compared to $1.0 million for the three months ended March 31, 2006, an increase of $711,000 or 69%. The increase in revenues during the three months ended March 31, 2007 reflects both an increase in the average price per discount ticket as well as stronger demand for discount tickets. The average ticket price increased to $47.51 in 2007, as compared to $35.12 in 2006. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $7.1 million for the three months ended March 31, 2007, as compared to $4.1 million for the three months ended March 31, 2006, an increase of $3.0 million or 73%. The Company sold 150,000 tickets in 2007, as compared to 117,000 tickets in 2006, an increase of 33,000 tickets or 28%. Revenues from dinner reservations and golf reservations were not material.

Direct operating expenses

Tix4Tonight direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct Costs of expenses were $1.5 million for the three months ended March 31, 2008 as compared to $714,000 for the three months ended December 31, 2007, which represented an increase in direct operating expenses $815,000 or 114%. Direct operating expenses increased to 51% of revenues in 2008, as compared to 41% of revenues in 2007. The higher operating expenses were reflective of the higher revenues from our existing discount ticket operations, higher cost per ticket and lower margins related to our premiums ticket business, AnyEvent, and the opening of our fifth ticket booth location during the fourth quarter 2007 that is not reflected in the first quarter of 2007.

During the first three months of 2007 and 2006 substantially all of our direct operating expenses were related to our discount tickets. Direct operating expenses were $714,000 for the three months ended March 31, 2007, as compared to $455,000 for the three months ended March 31, 2006, an increase of $259,000 or 57%. Direct operating expenses decreased to 41% of revenues in 2007; as compared to 44% of revenues in 2006 is the result of a slower rate of increase in direct costs of revenues as compared to the growth in revenues in 2007 as compared to 2006. Direct costs of revenues increased on an absolute basis in 2007 as compared to 2006 as a result of an increase in contingent rent expense resulting from achieving a significant revenue increase from ticket sales, and as a result of an increase in personnel costs resulting from the hiring of additional employees.

Selling, Marketing and Administrative Expenses

Tix4Tonight selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. Tix4Tonight’s selling; marketing and administrative expenses were $599,000 for the three months ended March 31, 2008, as compared to $435,000 for the three months ended March 31, 2007. Our selling, marketing and general and administrative expenses increased $164,000 or 38%, during the three months ended March 31, 2008 and is associated with an overall increase in revenues and our acquisition of John’s Tickets (AnyEvent). Selling, marketing and administrative expenses were 20% percent of revenues during the three months ended March 31, 2008 as compared to 25% during the first three months of 2007. The 20% decrease in selling, marketing and general administrative expenses is reflective of the relatively fixed cost of the administrative expense portion of the Ticketing Services operations.

During the three months ended March 31, 2007 and 2006 substantially all of our segment selling, general and administrative expenses were related to the sales of discount tickets. Our selling, general and administrative expenses were $435,000 for the three months ended March 31, 2007, as compared to $237,000 for the three months ended March 31, 2006, an increase of $198,000 or 84%, which is associated with an overall increase in revenues. Selling, marketing and administrative expenses increased to 25% percent of revenues for the three months ended March 31, 2007, as compared to 23% of revenues for the three months ended December 31, 2006.

Depreciation and amortization

Depreciation and amortization expense incurred during the three months ended March 31, 2008 relates was $50,000 and we expect to incur a similar level of depreciation and amortization for the foreseeable future.

Exhibit Merchandising:

Our Exhibit Merchandising segment operating results were as follows:

Segment Reporting - Exhibit Merchandising

Three Months Ended 31,			% Change	% Change
2008	2007	2006	2008 vs. 2007	2007 vs. 2006

	Three Months Ended 31,			% Change	% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenue	$3,102,000	-	-	N/A	N/A
Operating Expenses:
Direct operating expenses	1,877,000	-	-	N/A	N/A
Selling, general and administrative expenses	838,000	-	-	N/A	N/A
Depreciation and amortization	786,000	-	-	N/A	N/A

Operating income (loss)	$(399,000)	-	-	N/A	N/A
Operating margin	-13%	N/A	N/A

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

Revenues.

EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially-available and extensive custom-branded product for sale. It operates the stores in space rented in conjunction with the exhibit. During the three months ended March 31, 2008, EM earned $3.1 million in revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” continued at the “02” in London, England and opened in Vienna, Austria.

Direct operating expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses were $1.9 million or 61% of revenues for the three months ended March 31, 2008, which is consistent with the 64% of revenues that was experienced during the five months that we operated EM during 2007.

Statement of Financial Accounting Standard No. 141 “Business Combinations” (SFAS 141) requires an acquiring Company to record any inventory acquired at its fair market value adjusted for certain related period expenses, such as warehousing and selling costs. At the time we acquired EM we increased the value of the inventory on hand by $485,000 using a methodology that we believe to be consistent with SFAS 141. Therefore, we will realize lower margins as this inventory is sold, than we would on inventory acquired from vendors. EM’s cost of goods sold during the three months ended March 31, 2008 reflects a charge of approximately $111,000 related to this increase in the inventory on hand at the time we acquired EM. At March 31, 2008, approximately $172,000 of unamortized SFAS 141 fair market adjustment is included in the inventory value reflected in the financial statements.

Selling, Marketing and Administrative Expenses

EM’s selling; marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. EM’s selling; marketing and administrative expenses were $905,000. EM’s selling, general and administrative expenses were 21% of revenues.

Depreciation and amortization

Depreciation and amortization expense incurred during the first three months was $786,000 relates primarily to amortization of the intangible assets that were created as a result of EM being acquired in August 2007. During the first three months of 2008 amortization and depreciation expense was $730,000 and $56,000 respectively. We expect these levels of depreciation and amortization to continue through 2010.

Live Entertainment:

Our Live Entertainment segment operating results were as follows:

Segment Reporting-Tix Productions

	Three Months Ended 31,			% Change	% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Revenue	$17,065,000	-	-	N/A	N/A
Operating Expenses:
Direct operating expenses	13,325,000	-	-	N/A	N/A
Selling, general and administrative expenses	2,028,000	-	-	N/A	N/A
Depreciation and amortization	187,000	-	-	N/A	N/A

Operating income (loss)	$1,525,000	-	-	N/A	N/A
Operating margin	9%	N/A	N/A

Tix Productions, Inc., the Company’s Live Entertainment segment, does business under the names Magic Arts & Entertainment (Magic) and NewSpace Entertainment (NewSpace). We acquired Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment (NewSpace) operations effective January 1, 2008. Both Magic and NewSpace are independent presenters and producers of live theater and concerts with a history of working together. We believe that by combining the operations of the two companies under a single entity, we will be able to better leverage our resources, and gain operating efficiencies.

As a live entertainment presenter, we book touring theatrical and concert presentations with a history of successful commercial appeal as well as participate in the development and roll out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London.  We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eight US cities, our Salt Lake City based group and corporate sales team and standard marketing tools including print, radio, television, outdoor and e-marketing tools. In addition, we invest in shows or productions in advance of their initial tour to obtain favorable touring and distribution rights.

Revenues.

During the three months ended March 31, 2008, revenues from our Live Entertainment operations were $17.1 million. Revenues from live entertainment are a function of a number of elements; revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising the Company records these revenues at gross. In other instances where we only receive a fee and are not the principal obligors to vendors we record these revenues at net. It is management’s belief that this is consistent with EITF abstract 99-19 “Reporting Revenues Gross as Principal Versus Net as an Agent.” Revenues from our Live Entertainment operations are seasonal with the first and fourth quarters being traditionally the strongest.

Direct Operating Expenses

During the three months ended March 31, 2008 direct operating expense was $13.3 million. Expenses that would be characterized as direct operating expenses include the guarantees, profit sharing and royalties paid directly to the touring productions, direct expenses of the theater which include staffing, rent and box office charges, marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling; marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. Live Entertainment’s administrative expenses which were $203,000. Live Entertainment’s selling, general and administrative expenses were 12% of revenues.

Depreciation and amortization

Depreciation and amortization expense incurred during the three months ended March 31, 2008 relates was $187,000 and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. we expect to incur a similar level of depreciation and amortization for the through 2009.

Liquidity and Capital Resources:

At March 31, 2008, we had cash and cash equivalents of $6.6 million and total assets of $66.0 million compared to $7.4 million and $55.2 million, respectively, at December 31, 2007. Our working capital totaled $7.5million at March 31, 2008, compared to $8.9 million at December 31, 2007. We had no debt for the three months ending March 31, 2008 and the year-ended December 31, 2007.

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from the selling of equity securities and to a much lesser extent upon proceeds received upon the exercise of options and warrants, as well as borrowings from related and unrelated parties. We may need to incur debt or issue equity to make other strategic acquisitions. We have no commitments from third parties to provide us with any additional future financing, and may not be able to obtain future financing on favorable terms,

We generally receive cash related to the sale of discount tickets and merchandise at the time of purchase and for Live Entertainment at the time of the settlement of revenues and expenses of the show, which is generally on the last date of the show. In certain instances, but not all, the sale of premium tickets occur before the event, in these instances the sale is recorded as deferred revenue until the event occurs. We pay the majority of event related expenses at the time of or after the event occurs.

Our cash fluctuates based upon the seasonality of our various businesses. Examples of seasonality of our businesses include Ticketing Services, which reports slightly greater revenues in the third and fourth quarters, than those reported in the first half of the year. Our Live Entertainment segment records the majority of its revenues in the first, second and fourth quarters. Exhibit Merchandising is less subject to seasonal fluctuations in revenues than our other businesses. EM is however, subject to revenue fluctuations as a result of exhibits that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. We believe that we have sufficient financial flexibility to fund these fluctuations and to access capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case. We expect cash flows from operations and other financing alternatives, to satisfy working capital, and capital expenditures for at least the succeeding year.

Operating Activities:

Cash flows from operations were $2.3 million for the three months ended March 31, 20078, compared to cash used in operations of $440,000 for the three months ended March 31, 2007. The $2.3 million increase in cash flows provided from operations were the result of a net operating profit in 2008 of $460,000, as compared to an operating loss in 2007 of $520,000 and adjustments for non-cash items and changes in accounts reflecting non-operating activities. Significant items adjusting net profit in 2008 were a $3.7 million increase in accounts receivable, which was off-set by a $3.0 million increase in accounts payable and $1.1 million of amortization and depreciation expense. During 2007 items adjusting the net loss included a $1.0 million used related for the purchase of premium ticket related to our acquisition of AnyEvent, which was offset by increases of $339,000 in deferred revenues, $421,000 in accounts payable and $389,000 in expense related to the issuance of options to employees and consultants. The remaining amounts relate to operating accounts that are reflective of the level and timing of activity that occurred during the period, e.g., accrued liabilities.

Cash Flows from Investing Activities:

Acquisitions

During the three months ended March 31, 2008 and 2007 we used $3.3 million and $489,000 related to investing activities. Effective January 1, 2008, we acquired through merger Magic Arts & Entertainment - Florida, Inc. (Magic) and the acquisition NewSpace Entertainment, Inc. (NewSpace). Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. As consideration for the acquisition of Magic Tix paid $2.1 million and issued 476,190 shares of stock that had market value of $2.3 million, which approximated the fair market value of the shares at the time of issuance. As consideration for the acquisition of NewSpace Tix paid $1.4 million and issued 571,428 shares of stock that had market value of $2.7 million, which approximated the fair market value of the shares at the time of issuance. During the three months ended March 31, 2007 the Company paid $396,000 for AnyEvent and the related inventory.

Other

During the three months ended March 31, 2008 and 2007, we purchased fixed assets with a value of $130,000 and $93,000 respectively.

Cash Flows from Financing Activities:

During the three months ended March 31, 2008 and 2007 financing activities provided $218,000 and $135,000. During 2008 and 2007cash generated from financing activities was the result of the receipt of the proceeds from the exercise of options and warrants and was offset by a minor amount of payments related to capital leases and a note payable.

Summary

Our primary short-term liquidity needs are to fund general working capital requirements while our long-term liquidity needs are primarily acquisition related. Our primary source of funds for our short-term needs will be cash flows from operations, while our long-term sources of funds will be from operations and debt or equity financing. We have sufficient cash on hand and are generating sufficient cash from operations to meet our current operating needs.

Principal Commitments:

Lease Commitments:

The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company’s wholly-owned subsidiaries, Tix4Tonight, LLC, Tix Productions, LLC and Exhibit Merchandising, lease space. Tix4Tonight leases its five ticket facilities and its administrative offices in Las Vegas, Nevada, for various periods ranging from one year to five years. Tix Production, LLC leases office space in Salt Lake City, Utah and Aurora, Ohio. Exhibit Merchandising leases warehouse and office space in Streetsboro, Ohio.

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

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at March 31, 2008, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

	Payments due by Fiscal Years Ending December 31,
	Total	2008	2009	2010	2011	2012

Employment agreement	$3,630,000	$1,424,000	$1,273,000	$875,000	$58,000	-

Capital lease obligations	171,000	47,000	58,000	61,000	3,000	2,000

Operating lease obligations	7,366,000	1,696,000	2,092,000	1,609,000	1,136,000	833,000

Total contractual cash obligations	$11,167,000	$3,167,000	$3,423,000	$2,545,000	$1,197,000	$835,000

Employment Agreement with President and Chief Executive Officer:

The Company has employment agreements with several of its key officers and employees that are for varying periods of one to three years.

Retirement Plan:

The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 75% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to 100% of the first 3% withheld and 50% for the next 2% withheld. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $11,000 and $3,000 for the three months ended March 31, 2008 and 2007, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

The Company is the process of carrying out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report as a result of its acquisitions of Magic and NewSpace. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 29, 2008 we completed our merger acquisition of Magic Arts & Entertainment -Florida, Inc., a privately held Florida corporation (“Magic”). Pursuant to the Merger Agreement and Plan of Merger, we paid to the two stockholders of Magic $2.0 million in cash and issued to them a total of 476,190 restricted shares of our common stock with a market value of $2.3 million. Additionally, we will be obliged to issue to the former Magic stockholders a total of up to 380,952 additional shares of our common stock if certain EBITDA milestones are achieved during the next thirty-six months. These milestones are based upon the results of Tix Productions, Inc. (“TPI”), a wholly owned subsidiary of the Company that will focus on providing live entertainment.

On March 11, 2008 we completed our merger acquisition (the “Merger”) of NewSpace Entertainment, Inc., a privately held Utah corporation (“NewSpace”). Pursuant to the Merger, we paid to the three stockholders of NewSpace $1 million in cash and issued to them a total of 571,428 restricted shares of our common stock with a market value of $2.7 million.  All securities were exempt from registration pursuant to section 4(a) of the Securities Act of 1934 as amended and Regulation D.  The certificates evidencing the securities bear a restrictive legend.

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

TIX CORPORATION (Registrant)

Date: May 20, 2008	By:	/s/Mitch Francis
Mitch Francis
Chief Executive Officer

Date: May 20, 2008	By:	/s/ Matthew Natalizio
Matthew Natalizio
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)