Form 10-Q/A
period 2008-03-31
Tix CORP
filed 2008-06-02
CIK 925956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number	0-24592

Tix Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	95-4417467
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

12001 Ventura Place, Suite 340, Studio City, California 91604
(Address of principal executive offices)

(818) 761-1002
(Issuer’s telephone number, including area code)

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

EXPLANATORY NOTE

In accordance with Exchange Act Rule 12b-5, this Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 20, 2008 is being filed solely to replace Exhibits 31.1, 31.2, 32.1 and 32.2. Except with respect to such exhibits, this Form 10Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

PART II
OTHER INFORMATION

Item 6. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibit, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tix Corporation
(Registrant)

DATE:	May 22, 2008	/s/ Mitch Francis
Mitch Francis,
President and Chief Executive Officer

DATE:	May 22, 2008	/s/ Matthew Natalizio
Matthew Natalizio,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.