Form 10-Q
period 2008-06-30
Tix CORP
filed 2008-08-19
CIK 925956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2008, the Company had 32,964,222 shares of common stock, $0.08 par value, issued and outstanding.

Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, whether as a result of new information, future events or otherwise.

Tix Corporation and Subsidiaries

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$6,321,000	$7,417,000
Other receivable	—	345,000
Accounts receivable, net	1,226,000	129,000
Inventory	4,190,000	3,938,000
Prepaid expenses and other current assets	278,000	178,000
Total current assets	12,015,000	12,007,000

Property and equipment:
Office equipment and furniture	1,742,000	1,413,000
Equipment under capital lease	408,000	386,000
Leasehold improvements	320,000	313,000
	2,470,000	2,112,000
Less accumulated depreciation and amortization	(901,000)	(664,000)
Total property and equipment, net	1,569,000	1,448,000

Other assets:
Intangible assets:
Goodwill	31,987,000	27,115,000
Intangible assets, net	15,658,000	14,524,000
Total intangible assets	47,645,000	41,639,000
Capitalized theatrical costs	459,000	—
Deposits and other assets	75,000	74,000
Total other assets	48,179,000	41,713,000

Total assets	$61,763,000	$55,168,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,543,000	$1,945,000
Accounts payable – related party	330,000	—
Accrued expenses	1,431,000	1,082,000
Current portion of capital lease obligations	50,000	45,000
Deferred revenue	64,000	54,000
Total current liabilities	4,418,000	3,126,000
Non-current liabilities:
Capital lease obligations, less current portion	103,000	108,000
Deferred rent	114,000	188,000
Total non-current liabilities	217,000	296,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.08 par value; 100,000,000 shares authorized; 32,964,222 shares and 30,402,325 shares issued at June 30, 2008 and December 31, 2007, respectively	2,637,000	2,432,000
Additional paid-in capital	86,959,000	81,034,000
Accumulated deficit	(32,424,000)	(31,720,000)
Accumulated other comprehensive loss	(44,000)	—
Total stockholders’ equity	57,128,000	51,746,000
Total liabilities and stockholders' equity	$61,763,000	$55,168,000

See notes to the condensed consolidated financial statements

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$16,864,000	$4,712,000
Operating expenses:
Direct costs of revenues	12,323,000	2,910,000
Selling and marketing expenses.	799,000	306,000
General and administrative expenses, including non-cash equity-based costs of $593,000 and $5,118,000 in 2008 and 2007, respectively (including $388,000 and $57,000 for officers and directors in 2008 and 2007, respectively).	4,059,000	7,541,000
Depreciation and amortization	1,102,000	120,000
Total costs and expenses	18,283,000	10,877,000
Operating Loss	(1,419,000)	(6,165,000)
Other income (expense):
Other income	164,000	4,000
Interest income	11,000	5,000
Interest expense	(4,000)	(40,000)
Other income (expense), net	171,000	(31,000)
Loss from operations	(1,248,000)	(6,196,000)
Current income tax (benefit)	(82,000)	—
Net loss	(1,166,000)	(6,196,000)
Other comprehensive loss
Foreign currency translation adjustments	(44,000)	—
Comprehensive loss	$(1,210,000)	$(6,196,000)

Net loss per common share – basic and diluted	$(0.04)	$(0.32)

Weighted average common shares outstanding - basic and diluted	31,805,228	19,374,693

See notes to the condensed consolidated financial statements

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED JUNE 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$40,027,000	$6,459,000
Operating expenses:
Direct costs of revenues	29,054,000	3,624,000
Selling and marketing expenses.	2,175,000	561,000
General and administrative expenses, including non-cash equity-based costs of $1,195,000 and $5,613,000 in 2008 and 2007, respectively (including $776,000 and $100,000 for officers and directors in 2008 and 2007, respectively).	7,521,000	8,776,000
Depreciation and amortization	2,224,000	184,000
Total costs and expenses	40,974,000	13,145,000
Operating loss	(947,000)	(6,686,000)
Other income (expense):
Other income	208,000	4,000
Interest income	45,000	12,000
Interest expense	(10,000)	(46,000)
Other income (expense), net	243,000	(30,000)
Loss from operations	(704,000)	(6,716,000)
Current income tax expense	—	—
Net loss	(704,000)	(6,716,000)

Other comprehensive loss:
Foreign currency translation adjustments	(44,000)	—
Comprehensive loss	$(748,000)	$(6,716,000)

Net loss per common share – basic and diluted	$(0.02)	$(0.35)

Weighted average common shares outstanding –basic and diluted	31,224,025	19,042,164

See notes to the condensed consolidated financial statements

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

					Accumulated
			Additional		other	Total
	Common Stock		Paid In	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	loss	Equity

Balance, December 31, 2007	30,402,325	$2,432,000	$81,034,000	$(31,720,000)	—	$51,746,000

Issuance of common stock to consultants	79,886	6,000	389,000	—		395,000

Issuance of common stock to officers and employees	108,334	9,000	15,000	—		24,000

Issuance of common stock upon exercise of warrants and options	1,326,059	106,000	(52,000)	—		54,000

Fair value of options issued to employees	—	—	805,000	—		805,000

Issuance of common stock for acquisition of Magic Arts & Entertainment	476,190	38,000	2,219,000	—		2,257,000

Issuance of common stock for acquisition of NewSpace Entertainment	571,428	46,000	2,549,000	—		2,595,000

Net Loss for the Period				(704,000)		(704,000)

Foreign currency translation adjustment					(44,000)	(44,000)

Balance, June 30, 2008	32,964,222	$2,637,000	$86,959,000	$(32,424,000)	$(44,000)	$57,128,000

See notes to the condensed consolidated financial statements.

TIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(704,000)	$(6,716,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	237,000	99,000
Amortization of intangible assets	1,987,000	85,000
Fair valued common stock issued for services	391,000	1,998,000
Fair value of options issued to employees	805,000	175,000
Fair value of warrants issued to consultants	—	3,440,000
Change in allowance of inventory	60,000	—
(Increase) decrease in:
Accounts receivable	(578,000)	(387,000)
Inventory	104,000	(588,000)
Prepaid expenses and other current assets	320,000	(481,000)
Capitalized theatrical costs, deposits and other assets	(461,000)	(58,000)
Increase (decrease) in:
Accounts payable and accrued expenses	381,000	(588,000)
Deferred revenue	2,000	391,000
Deferred rent	(74,000)	6,000
Net cash provided by (used in) operating activities	2,470,000	(2,624,000)
Cash flows from investing activities:
Purchases of property and equipment	(336,000)	(195,000)
Purchase of Magic Arts & Entertainment, net of cash acquired	(1,972,000)	—
Purchase of NewSpace Entertainment, net of cash acquired	(1,254,000)	—
Purchase of ticket inventory from AnyEvent	—	(96,000)
Acquisition of AnyEvent	—	(300,000)
Net cash used in investing activities	(3,562 ,000)	(591,000)

Cash flows from financing activities:
Proceeds from notes payable, stockholder	—	2,000,000
Proceeds from common stock subscriptions	—	2,745,000
Payments on capital lease obligations	(22,000)	(27,000)
Net proceeds from exercise of options and warrants	54,000	149,000
Net cash provided by financing activities	32,000	4,867,000

Effect of exchange rate changes on cash	(36,000)	—
Change in Cash:
Net (decrease) increase	(1,096,000)	1,652,000
Balance at beginning of period	7,417,000	1,944,000
Balance at end of period	$6,321,000	$3,596,000

	Six months ended June 30,
	2008	2007

Supplemental disclosures of cash flow information:

Cash paid for
Income taxes	$—	$—
Interest	$10,000	$33,000

Non-cash investing and financing activities:
Issuance of 476,190 shares of common stock in conjunction with the acquisition of Magic Arts & Entertainment - Florida, Inc.	$2,257,000	$—
Issuance of 571,428 shares of common stock in conjunction with the acquisition of NewSpace Entertainment, Inc.	$2,595,000	$—
Issuance of 137,500 shares of common stock in conjunction with the acquisition of John's Tickets, LLC.	$—	$550,000

Related Notes:

In April 2008 the Company issued common stock as payment of a $29,000 bonus to a former owner of Stand-by Golf that was accrued for at December 31, 2007.

The Company, during the six months ended June 30, 2008, acquired $22,000 of telephone equipment that was financed through a capital lease obligation.

See notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. The Company changed its name from Cinema Ride, Inc. to Tix Corporation effective March 3, 2005. The Company is an integrated entertainment company focusing on ticketing services, event merchandising and the production and promotion of live entertainment. We operate three complimentary business units: Ticketing Services, (Tix4Tonight) provides our last minute ticketing and premium ticketing services, Exhibit Merchandising (EM) provides our branded merchandise sales and services, and our newly formed subsidiary, Tix Productions Inc. (TPI), provides live entertainment.

Operating Segments

Ticketing Services

Our ticketing business falls under our wholly owned subsidiary Tix4Tonight. Ticketing Services offers two distinct services; discount ticketing and premium event ticketing.

Discount Ticketing

Discount Ticketing – Las Vegas

When selling discounted tickets, Tix4Tonight generally sells them under short-term, exclusive and non-exclusive agreements with approximately 75 Las Vegas shows, out of a total of approximately 85 shows running at any one time, and typically offers tickets for more than 60 shows on any given day at a discount plus a service fee. Tix4Tonight usually receives inventory for sale the same day directly from the show producer, artist or theater. This is a reflection of the Las Vegas market and its last minute purchasing pattern. Tix4Tonight does not know the exact number of tickets for each show it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The producers of the shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost.

Our opportunities to grow the Las Vegas operations are focused on growing our inventory by reaching agreements with additional shows, upgrading the number of our storefront sales locations and working to further monetize the relationships we have with customers by offering additional, complimentary products and services. Toward these ends Tix4Tonight also offers discounted entrée tickets to approximately 30 Las Vegas area restaurants and discounted golf tee times to more than 30 Las Vegas golf courses.

Discount Ticketing – HalfPriceTickets.com

Tix Corporation recently announced the launch of its internet based HalfPriceTickets.com. As with our Tix4Tonight operation in Las Vegas, HalfPriceTickets.com offers a unique marketing channel for producers, presenters, artists and theaters nationwide that will take advantage of our strong position in the live entertainment industry, and discounted ticket sales. HalfPriceTickets.com will operate in a manner similar to Tix4Tonight with a few key differences. Instead of relying on a strong local presence for direct sales we will primarily use the internet as our customer interface and instead of offering only deeply discounted day of show tickets we will expand the date range of our ticket availability.

Premium Ticketing – Tix4AnyEvent

Tix4Tonight operates a national event ticket broker called Tix4AnyEvent (AnyEvent), which focuses on premium tickets for sporting events, concert tours and theatres. In the area of premium tickets, we have changed from a retail ticket seller to the public to a wholesaler of tickets, that is our clients are national retail ticket brokers. As a result of this philosophical-change we are assuming less risk, have been able to reduce our overhead and increase the likelihood of profitability. The tickets sold are generally obtained through the event sponsor, artist or producer, although in some circumstances the tickets that we sell are from secondary or resale, markets. Most of the tickets offered by Tix4AnyEvent are for hard to obtain and sold out events such as the Super Bowl, Masters Golf tournament, NBA Finals and major musical and theatrical tours. We continue to expand our event offerings in this field through our strong industry relationships. Tix4AnyEvent operations are located in the leased administrative offices of Tix4Tonight.

Exhibit and Event Merchandising

The Company provides exhibit and event merchandising through its wholly owned subsidiary, Exhibit Merchandising, LLC (EM). EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store including professional management and both custom-branded products and commercially-available products for sale. EM operates the stores in space provided in conjunction with the exhibit. To date, revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.”

Management expects that EM’s growth will be from direct merchandising opportunities directed from our other operating units , for example Jesus Christ Superstar and Mannheim Steamroller, or by adding additional exhibits and events that we currently do not represent.

Live Entertainment

In January 2008, the Company acquired two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. The Company merged the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies into a single entity we will be able to leverage our resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the marketplace’s recognition of those entities.

 As a live entertainment presenter, we book touring theatrical and concert presentations with a history of successful commercial appeal and participate in the development and roll out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London.  We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eight US cities, our Salt Lake City based group sales team, and standard marketing tools including print, radio, television, outdoor and internet marketing tools. In addition, we invest in shows or productions in advance of their initial tour to obtain favorable touring and distribution rights.

 Our Live Entertainment operation focuses on two major areas: production and presentation. As producers, we invest in the creation of original entertainment properties, which are then sold to third party presenters generating both upfront guaranteed income and revenue sharing opportunities and additional opportunities for sponsorship and other ancillary revenue streams. Examples of this are tours of Mannheim Steamroller Christmas, Jesus Christ Superstar and the upcoming 101 Dalmatians property.

As presenters, we generally contract for entertainment properties from producers to present in markets around the US and Canada. Throughout the US and Canada, we have a distinct competitive advantage in that we know and have worked in most major North American cities, something that few, if any, other organizations can claim. This allows us to work with shows throughout the country and negotiate terms that are unavailable to presenters in individual markets. In eight markets, we have substantial subscriber-based operations operating as “Broadway in (city name)” series which greatly reduces the risk associated with individual presentations and provides additional opportunities to generate sponsorship and other ancillary revenue streams. These markets are Salt Lake City, Eugene, Kalamazoo, Akron, Albuquerque, Colorado Springs, Fresno and Boise. In Canada, we have a presenting relationship that operates under the name Canada Theatricals Live which is now the second largest presenter of theater-based events in Canada.

Opportunities for growth in the Live Entertainment unit revolve around our expanding ownership of intellectual content, for example 101 Dalmatians and Bob the Builder, which gives us first rights to present these shows and provides us the ability to direct ticket sales and branded merchandising to our other operating segments. In addition, we see growth opportunities to present in major marketplaces where competition has diminished due to industry consolidation such as Chicago, Detroit and Boston and even more opportunities in smaller markets where individual promoters have gone out of business.

Preparation of Interim Financial Statements

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that its disclosures are sufficiently presented to prevent this information from being misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for a full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K and interim financial statements and information reported on Forms 8-K and 10-Q.

Note 2. - Summary of Significant Accounting Policies

 Revenue Recognition, Presentation and Concentrations:

The Company has several streams of income, each of which is required under GAAP to be recognized in varying ways. The following is a summary of our revenue recognition policies.

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

The Company’s HalfPriceTickets.com will recognize as revenue the commissions and related transaction fees from the sale of tickets will be considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event will be recorded as deferred revenue. Claims for ticket refunds, which will be generally received and paid the day after the show date, will be charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds will be processed. HalfPriceTIckets.com does not have any accounts receivable associated with sales transactions to individual customers because payment is collected at the time of sale.

Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip with dining at specific times on the same day as the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time that the reservations are made. At this time, the Company has minor accounts receivable and no accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant. The restaurants pay the Company a fee per guest.

Tix4Golf recognizes as revenue the difference between how much it charges its customers for tee-times and how much it pays golf courses for tee-times. The revenue per tee-time, as well as the cost per tee-time, will vary, depending on the desirability of the golf course and tee-time, weather, time of year and several other factors. Revenue per tee-time is significantly higher when tee-times are guaranteed or pre-bought in large quantities. Tee-times are generally sold the day before or the day of the tee-time, however, tee-times may be booked in advance. Revenue is not recognized until the day of the tee-time. The Company does not have any accounts receivable associated with this business because all transactions are paid for at the time of purchase.

Tix4AnyEvent recognizes as revenue the gross amount from the sale of tickets that it owns. AnyEvent bears the risk of economic loss if the tickets are not sold by the date that the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue.Tix4AnyEvent does not have any accounts receivable associated with sales transactions to individual customers because payment is collected at the time of sale. However, sales transactions to other ticket brokers may be conducted on a credit basis, which would generate accounts receivable.

Exhibit Merchandising recognizes retail store sales at the time the customer takes possession of the merchandise. All sales are net of discounts and returns and exclude sales tax. Discounts are estimated based upon historical experience. For online sales, revenue is recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility at the time of shipment, which we refer to as the date of purchase by the customer. Shipping and handling revenues from our websites are included as a component of net sales. The Company does not have any accounts receivable associated with this business because all transactions are done by cash or credit card.

On January 1, 2008, the Company began its live entertainment productions. Revenue from the presentation and production of an event is recognized after the performance occurs; however any profits related to these tours is recognized after minimum revenue thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the tour’s season or the term of the contract. We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

 Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Accounts receivable and credit policies:

Accounts receivable are primarily associated with the revenues of shows in the process of settlement of all related event accounting. Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts as a charge to operations during the period in which such determination is made based upon its assessment of the collectability of individual accounts. Balances that remain outstanding after reasonable collection efforts are written off. The amount charged to operations to reflect uncollectible accounts receivable bad debt expense has not been material to the financial statements periods presented.

Capitalization of Theatrical Production Development Costs:

As there is no accounting guidance related to the capitalization of theatrical production development costs. Therefore consistent with SOP 00-2 for the capitalization of certain film production and development costs and by analogy applied to theatrical productions the Company capitalizes costs incurred in the development of its theatrical productions. Costs capitalized by the Company include, but are not limited to, payments to directors, authors, composers, crews and other expenses directly associated with bringing a production to market. Management periodically reviews each theatrical production and will write down or write-off those capitalized costs if management determines the likelihood those costs will be recouped or to receive earnings from all sources related to the production has diminished. The Company amortizes these capitalized costs when the production is open to the public or is licensed to a third party. At June 30, 2008, the Company had $459,000 of capitalized costs, of which $400,000 relates to the theatrical rights of 101 Dalmatians, and $59,000 relates to the theatrical rights of Bob the Builder, with both shows to begin staging in the second half of 2008 and 2009.

 Purchase Accounting

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the assets acquired is recorded as goodwill. Determining the fair value of the assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions with respect to future cash flows, discount rates, asset lives and market values, among other items. Reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.

 Stock-Based Compensation:

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006, for all share-based payments granted based on the requirements of SFAS No. 123R for all awards granted to employees. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Intangible Assets:

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit.

 The Company evaluates intangible assets for impairment, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing its net book value to the projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  At March 31, 2008, we relinquished our rights to purchase season tickets to Cleveland Browns and Cleveland Cavaliers games, acquired through the purchase of Tix4AnyEvent. As a result, a one-time charge of $25,000 was recorded to the amortization of intangible expense to reduce the value of the related intangible asset. There were no other indications of impairment based on management’s assessment at June 30, 2008.

Income Taxes:

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax basis of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determines that the deferred tax assets, which were written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attributable for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likelihood of being realized.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (FASB) finalized FASB Staff Position (FSP) No.157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

Cash Concentrations:

The Company's cash balances on deposit with banks are guaranteed up to $100,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had cash balances with a bank in excess of the $100,000 insurance limit as of June 30, 2008 and December 31, 2007.

Foreign Currency:

Results of foreign operations are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those operations are translated into U.S. dollars using the exchange rates at the balance sheet date. The realized and unrealized exchange gains and losses were minor in 2007 and were $7,000 and $(44,000) in 2008, respectively. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in operations. The Company began operating in the United Kingdom in November 2007, with the opening of its exhibit shop at the O2 for “Tutankhamen and The Golden Age of the Pharaohs.” Additionally, in March 2008, the Company opened a second exhibit shop in Vienna, Austria for “Tutankamun and the World of the Pharaohs” and a third exhibit shop for “The Undersea Treasures of Egypt” in Madrid, Spain.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method. These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended June 30, 2008 and 2007, because the Company incurred a loss during these periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three and six months ended June 30, 2008 and 2007. At June 30, 2008 we had outstanding warrants and stock options to acquire an aggregate of 3.8 million of which, 2.6 million were warrants to purchase shares of our common stock and 1.2 million were options to purchase shares of our common stock.

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

Advertising Costs:

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. For the three and six months ended June 30, 2008 and 2007, advertising costs were $1.6 million and $3.8 million, and $251,000 and $429,000, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. There were no indications of impairment based on management’s assessment at June 30, 2008 or December 31, 2007.

Recent Accounting Pronouncements:

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company is required to adopt FSP No. FAS 142-3 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of FSP No. FAS 142-3 will have on its financial statements.

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

The Company does not believe the adoption of the above recent pronouncements, with the exception of FAS 141(R), will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows. FAS 141(R) introduces significant changes to the accounting for and reporting of business combinations, continuing the movement toward greater use of fair values in financial reporting and expanded disclosures. FAS 141(R) impacts the annual goodwill impairment test associated with acquisitions that occurred prior to the standard's effective date and acquisitions closing after the effective date. Thus, companies such as us that have goodwill from an acquisition that closed prior to the standard's effective date will need to understand and implement the provisions of FAS 141(R). Management is currently evaluating the potential effects of FAS 141(R) on its currently recorded goodwill, as well as any goodwill that could be recorded as result of a future acquisition.

Note 3. - Acquisitions

On January 2, 2008, the Company announced that it had entered into separate letters of intent to acquire Magic Arts and Entertainment, LLC (Magic) and NewSpace Entertainment, LLC (NewSpace). As part of the letters of intent, the managements of Magic and NewSpace agreed to manage the operations of their respective companies’ for the benefit of the Company from January 2, 2008 until the transactions could be finalized. The managements’ of Magic and NewSpace were required to consult and obtain the approval of the management of the Company prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, the Company assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. As such, the Company has included the results of operation of Magic and NewSpace in its consolidated operations as of January 2, 2008, the date the company acquired effective control. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.

Magic Arts and Entertainment:

On February 29, 2008 we completed our merger acquisition of Magic. Pursuant to the Merger Agreement and Plan of Merger, we paid to the two stockholders of Magic a total $2.1 million in cash and issued to them a total of 476,190 restricted shares of our common stock with a market value of $2.3 million. Additionally, we will be required to issue to the former Magic stockholders a total of up to 380,952 additional shares of our common stock if certain EBITDA milestones are achieved during the first thirty-six months. These milestones are based upon the results achieved by Tix Productions, Inc. (“TPI”), a wholly owned subsidiary of the Company that focuses on providing live entertainment.

The assets of Magic consist primarily of agreements, copyrights and licenses to theatres, productions, and touring acts. We carry on Magic’s business through TPI.

The acquisition of Magic has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the operations of the company have been consolidated commencing with the closing of the transaction. The $4.4 million purchase price was allocated based upon the fair value of the acquired assets, as determined by Gemini Valuation Services, an independent valuation firm.

Allocation of the Purchase Price of Magic Arts & Entertainment:

Tangible assets, net of liabilities assumed:	$143,000
Intangible assets:
Employment Agreement	1,580,000
Technology-based	5,000
Contract	75,000
Goodwill	2,613,000
Purchase price	$4,416,000

In conjunction with the completion of the Merger, we entered into written employment agreements with Joseph B. Marsh and Lee D. Marshall, the co-founders of Magic, under which they will serve as the Co-Chief Executive Officers of TPI. The term of each of the employment agreements commenced on February 29, 2008 and will expire on February 28, 2011, unless sooner terminated in accordance with the applicable provisions of the employment agreement. Under the employment agreements, Mr. Marsh is entitled to an annual salary of $100,000 and Mr. Marshall is entitled to an annual salary of $300,000 that will increase by $25,000 each year during the term of the agreement. Mr. Marshall also is eligible to receive annual bonuses based upon TPI exceeding performance milestones specified in his employment agreement.

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

Under their employment agreements, each Messrs. Marsh and Marshall agrees not to compete with us during the period from the date on which their employment with the Company is terminated for any reason through the fifth anniversary of such date.  Mr. Marsh was a shareholder of Tix prior to its acquisition of Magic and presently owns approximately 15% of Tix's common stock.

NewSpace Entertainment

On March 11, 2008, we completed our merger acquisition of NewSpace . Pursuant to the Merger, we paid to the three stockholders of NewSpace $1.4 million in cash and issued to them a total of 571,428 restricted shares of our common stock with a market value of $2.6 million.

The assets of NewSpace consist primarily of agreements, copyrights and licenses to theatres, productions, and touring acts. We carry on the business of NewSpace through TPI.

The acquisition of NewSpace has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the operations of the company have been consolidated commencing with the closing of the transaction. The $4.0 million purchase price was allocated and based upon the fair value of the acquired assets, as determined by Gemini Valuation Services, an independent valuation firm. This valuation is still subject to change and revision may occur in the assigned value. The Company does not believe any changes or revisions will be significant.

Allocation of the Purchase Price of NewSpace Entertainment:

Tangible assets, net of liabilities assumed:	$291,000
Intangible assets:
Licensing Contracts	62,000
Employment Agreements	1,394,000
Technology-based	5,000
Goodwill	2,261,000
Purchase price	$4,013,000

In conjunction with the completion of the Merger, we entered into written employment agreements with John Ballard, Steve Boulay and Bruce Granath, the three stockholders of NewSpace, pursuant to which they will serve as President, Chief Operating Officer and Vice President - Marketing, respectively, at TPI. The term of each of the employment agreements commenced on March 11, 2008 and will expire on the third anniversary of such date, unless sooner terminated in accordance with applicable provisions of the employment agreements.

Mr. Ballard and Mr. Boulay are entitled under their respective employment agreements to an annual salary of $185,000. Under his employment agreement, Mr. Granath is entitled to an annual salary of $115,000. Each of Messrs. Ballard, Boulay and Granath are entitled to increases in such his  annual salaries of at least 3% per annum.

If Messrs. Ballard, Boulay and Granath are terminated “for cause” as defined in their employment agreements or the employment agreements expire upon their respective terms, each agrees not to compete with us during the period from the date of termination or expiration through the fifth anniversary of such date.

In the event of our termination of employment of any of Messrs. Ballard, Boulay or Granath “without cause” (as defined in their respective employment agreements) or termination of any of Messrs. Ballard, Boulay and Granath for “good reason” (as defined in their respective employment agreements), we have agreed to continue to pay each of Messrs. Ballard, Boulay and Granath or their personal representatives, as the case may be, his annual salary under his employment agreement for six months.

Pro forma financial information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Exhibit Merchandising (acquired August 2007) , Magic Arts & Entertainment (acquired January 1, 2008) and NewSpace Entertainment (acquired January 2, 2008) on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. As NewSpace came into existence on July 1, 2007, no revenues or expenses are included in this pro forma. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the these acquisitions had taken place at the beginning of the period presented.

The pro forma financial information for the period presented includes the business combination accounting effect on the amortization charges from acquired intangible assets, acquisition costs reflected in the Company’s and the acquired companies’ historical statements of operations for the period prior to the asset purchase, and the related tax effects.

The unaudited pro forma financial information for the three and six months ended June 30, 2007, combines the historical results for the Company for that period, with the historical results for the companies acquired as a separate entity for the similar period.

Pro forma:

	Six Months ended	Three Months ended
	June 30, 2007	June 30, 2007

Total revenues	$20,807,000	$11,679,000
Net loss	$(6,079,000)	$(5,082,000)

Basic and diluted net loss per share	$(0.25)	$(0.23)

Note 4. Intangible Assets

The following table summarizes the original cost, the related accumulated amortization, and the net carrying amounts for the Company’s intangible assets at June 30, 2008.

	Estimated	Original	Accumulated	Net Carrying
	Useful Lives	Cost	Amortization	Amount
Marketing Based	3-6 years	$12,277,000	$1,853,000	$10,424,000
Contract commitments	3 years	5,891,000	1,196,000	4,695,000
Customer relationships	3 years	612,000	269,000	343,000
Technology Based	3 years	111,000	45,000	66,000
Intellectual property (e.g. domain names)	5 years	130,000	—	130,000
Goodwill	indefinite	31,987,000	—	31,987,000
Total		$51,008,000	$3,363,000	$47,645,000

Total amortization expense related to intangible assets for the three months ending June, 2008 and 2007 was $981,000 and $85,000, respectively. Total amortization expense for the six months ended June 30, 2008 was $1,987,000 and $85,000. Total estimated amortization expense with respect to intangible assets for the remainder of 2008 though 2013 is as follows:

Years Ending December 31,
Remaining 2008	$1,975,000
2009	3,813,000
2010	3,242,000
2011	2,655,000
2012	2,655,000
2013	1,243,000
Thereafter	75,000
Total	$15,658,000

Note 5. Obligations under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging from $33 to $1,767 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At June 30, 2008, monthly payments under these leases aggregated $6,000. The leases expire at various dates through 2013.

At June 30, 2008 and 2007, property and equipment included assets under capital leases of $408,000 and $386,000, less accumulated amortization of $257,000 and $200,000, respectively.

Minimum future payments under capital lease obligations for the remainder of 2008, and thereafter are as follows:

Years Ending December 31,
2008	$34,000
2009	64,000
2010	67,000
2011	9,000
2012	8,000
2013	3,000
Total payments	185,000
Less: amount representing interest	(32,000)
Present value of minimum lease payments	153,000
Less: current portion	(50,000)
Non-current portion	$103,000

Note 6. Related Party Transactions

In April, 2008, the Company agreed to advance $329,000, to a ticket vendor to allow the vendor to purchase season seats to the Detroit Tigers. In return the Company received 900 tickets to Detroit Tiger’s games of the Company’s choosing and a promissory note from the ticket vendor to repay the entire $329,000. Joseph Marsh, Co-CEO of Tix Productions, advanced the funds to the vendor and submitted a request for reimbursement of the funds. The funds were recorded as a liability at June 30, 2008 and Mr. Marsh was repaid in July 2008.

During 2008 and 2007, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation that provides tax advisory and preparation services to the Company. No expenses have been incurred for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, we paid Mr. Frankel or his firm for tax preparation and advisory services $15,000 and $21,000 respectively.

Note 7. Stock-Based Compensation Plans

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

On March 3, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,600,000 common shares issuable under the Consultant Stock Plan under the Securities Act of 1933. As of June 30, 2008, 715,243 common shares were reserved for issuance under the Consultant Stock Plan.

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

During the six months ended June 30, 2008, the Company did not issue options to purchase shares of its common stock under the 2004 Option Plan. As of June 30, 2008, options to purchase 163,000 shares of common stock were reserved for issuance under the 2004 Option Plan.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the “2004 Directors Option Plan”) for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company’s common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company’s common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. The Company has not issued any options under the 2004 Directors Option Plan during the six months ended June 30, 2008.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007
Risk free rate of return	4%	4%
Option lives in years	6	6
Annual volatility of stock price	112.5%	112.5%
Dividend yield

Summary of Stock Options:

The intrinsic value of outstanding stock options at June 30, 2008 was $927,400, as compared to $1,848,000 at June 30, 2007. The intrinsic value of exercisable stock options at June 30, 2008 was $683,000, as compared to $868,000 at June 30, 2007. A summary of the combined stock option for the six months ended June 30, 2008 for the three plans discussed above is as follows:

	Number of options	Weighted average exercise price
Balance outstanding, December 31, 2007	1,288,500	$5.24

Options granted	—	—
Options exercised	(100,500)	2.01
Options expired or forfeited	—	—

Balance outstanding, June 30, 2008	1,188,000	$5.52

Balance exercisable June 30, 2008	235,000	$2.46

Information relating to outstanding stock options at June 30, 2008, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$6.00 - $7.20	818,000	9.17	$7.01	65,000	$7.08
$4.00 - $5.99	120,000	5.34	$4.05	20,000	4.30
$2.00 - $3.99	100,000	4.67	$3.00	—	—
$0.22 - $1.99	150,000	1.17	$0.22	150,000	0.22

	1,188,000	7.30	$5.52	235,000	$2.46

For the three months ended June 30, 2008 and 2007, the value of options vesting during the period was $402,000 and $108,000 respectively. For the six months ended June 30, 2008 the value of options vested during the period was $805,000 and $227,100, respectively. As of June 30, 2008, the Company has outstanding unvested options with future compensation costs of $3.2 million, which will be recorded as compensation cost as the options vest over their remaining average life of 6.8 years.

The assumptions used in calculating the fair value of the options granted during 2007, using the Black-Scholes option-pricing model were as follows: risk free interest rate - 4%; expected life - 6 years; estimated volatility - 112.5%; dividends - $0.

A summary of warrant activity for the six months ended June 30, 2008 is as follows:

	Number of warrants	Weighted average exercise price
Balance outstanding, December 31, 2007	3,972,007	3.54

Warrants granted
Warrants exercised	(1,400,000)	0.50
Warrants expired	—	—
Balance outstanding, June 30, 2008	2,572,007	$5.08

The intrinsic value of outstanding warrants at June 30, 2008 was $846,000, as compared to $7.6 million at June 30, 2007. Information relating to outstanding warrants at June 30, 2008, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$2.00 - $5.50	2,372,007	1.22	$5.47	2,372,007	$5.47
$0.36 - $1.99	200,000	2.63	$0.49	200,000	$0.49

	2,572,007	1.33	$5.08	2,572,007	$5.08

Note 8. Income Taxes

At June 30, 2008, the Company had Federal net operating loss carryforwards of approximately $26.3 million expiring beginning in 2008 in varying amounts through 2027. The Company also had California state net operating loss carryforwards of approximately $700,000 expiring beginning in 2013 in varying amounts through 2016.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profits, as such, the Company recorded a 100% valuation allowance against its net deferred tax assets as of June 30, 2008 and 2007.

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at June 30, 2008 and 2007 are presented below:

	June 30,
	2008	2007
Deferred tax assets
Net operating loss carryforward	$9,190,000	$6,262,000
Use of NOL	—
Less: Valuation allowance	(9,190,000)	(6,262,000)

Net deferred tax asset	$—	$—

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at June 30, 2008 and 2007. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Six Month Ended June 30,
	2008	2007
Tax benefit at statutory rate	(35)%	(35)%

Adjustments to change in valuation allowance	35	35
Effective tax rate	—%	—%

Note 9. Segment Reporting

We operate in three reportable segments: ticketing services, event and branded merchandising and live entertainment.

Our ticketing services are carried out by our wholly-owned subsidiary Tix4Tonight, which offers for sale discount and premium tickets. Discounted tickets are sold byTix4Tonight, while premium tickets are offered through Tix4AnyEvent. When selling last minute discounted tickets, Tix4Tonight sells them under short-term, exclusive and non-exclusive agreements with approximately 75 Las Vegas shows and attractions, out of a total of approximately 85 Las Vegas shows and attractions running at any one time, and typically offers tickets for more than 60 shows on any given day at a discount plus a service fee. Tix4Tonight does not know the exact number of tickets for each show it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The show producers are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost.

The Company provides exhibit and event merchandising through its wholly-owned subsidiary Exhibit Merchandising, LLC (EM), which was acquired August 8, 2007. EM provides retail specialty stores with branded merchandise for touring museum exhibitions and touring theatrical productions. EM owns and operates complete turn-key retail stores with commercially-available and extensive custom-branded products for sale in addition to professional management that complements the exhibition or theatrical production it represents. It operates the stores in spaced provided in conjunction with the exhibit. To date, revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.”

January 2, 2008, the Company began operating two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). The Company’s has combined the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies under a single entity, we will be able to leverage resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of their marketplace recognition. .

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis. Information related to these operating segments is as follows.

Consolidating Statement of Operations (unaudited)
Three months ended June 30,

	Ticketing	Exhibit	Live	Corporate	Consolidated
	Services	Merchandising	Entertainment	Expenses	and Combined
2008
Revenue	$3,368,000	$2,979,000	$10,517,000	$—	$16,864,000
Direct operating expenses	1,281,000	1,804,000	9,238,000		12,323,000
Selling, general and administrative expenses	613,000	1,207,000	1,510,000	1,528,000	4,858,000
Depreciation and amortization	52,000	794,000	187,000	69,000	1,102,000
Operating income (loss)	$1,422,000	$(826,000)	$(418,000)	$(1,597,000)	$(1,419,000)

Total assets	$2,882,000	$46,040,000	$11,060,000	$1,781,000	$61,763,000

2007
Revenue	$4,712,000	$—	$—	$—	$4,712,000
Direct operating expenses	2,910,000	—	—	—	2,910,000
Selling, general and administrative expenses	597,000	—	—	7,250,000	7,847,000
Depreciation and amortization	47,000	—	—	73,000	120,000
Operating income (loss)	$1,158,000	$—	$—	$(7,323,000)	$(6,165,000)

Total assets	$2,809,000	$—	$—	$3,946,000	$6,755,000

Consolidating Statement of Operations (unaudited)
Six months ended June 30,

	Ticketing Services	Exhibit Merchandising	Live Entertainment	Corporate Expenses	Consolidated and Combined
2008
Revenue	$6,363,000	$6,082,000	$27,582,000	$—	$40,027,000
Direct operating expenses	2,810,000	3,681,000	22,563,000		29,054,000
Selling, general and administrative expenses	1,213,000	2,046,000	3,536,000	2,901,000	9,696,000
Depreciation and amortization	101,000	1,580,000	374,000	169,000	2,224,000
Operating income (loss)	$2,239,000	$(1,225,000)	$1,109,000	$(3,070,000)	$(947,000)

Total assets	$2,882,000	$46,040,000	$11,060,000	$1,781,000	$61,763,000

2007
Revenue	$6,459,000	$—	$—	$—	$6,459,000
Direct operating expenses	3,624,000				3,624,000
Selling, general and administrative expenses	1,032,000			8,305,000	9,337,000
Depreciation and amortization	91,000	—	—	93,000	184,000
Operating income (loss)	$1,712,000	$—	$—	$(8,398,000)	$(6,686,000)

Total assets	$2,809,000	$—	$—	$3,946,000	$6,755,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS:

“Tix ” (which may be referred to as the “Company”,“we”, “us” or “our”) means Tix Corporation and its subsidiaries, or one of our segments or subsidiaries, as the context requires. You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.

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

Executive Overview

During the second quarter of 2008, we continued to execute our strategy to improve and build our operations comprised of Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions, Inc. (TPI). The highlights for each our segments for the first quarter of 2008 were as follows:

Tix4Tonight

•
For the three and six months ended June 30, 2008, Tix4Tonight sold 253,000 tickets and 475,000 tickets, respectively. These ticket sales represented an increase of 92,000 tickets and 164,000 tickets over the prior year’s comparable three and six month periods and reflected a 57% and 53% increase over the respective prior year’s period ticket sales.

•
For the three and six months ended June 30, 2008, Tix4Tonight sold tickets with a value of $12.8 million and $23.4 million, respectively. The value of the tickets sold represented an increase of $5.4 million and $8.8 million over prior year’s comparable three and six month periods and reflected a 72% and 60% increase over the respective prior year’s period ticket sales.

Exhibit Merchandising

•
EM opened its second foreign gift shop. The second gift shop was for “Tutankhamun and the World of the Pharaohs” in Vienna, Austria at the Kunsthistorisches Museum. Tutankhamun is scheduled to be at the Kunsthistorisches Museum from March 2008 until September 2008.

•
EM negotiated a new contract with HILTI Arts & Cultute GmbH to operate its exhibit “Egypt’s Sunken Treasures,” in Madrid, Spain and opened its third foreign gift shop. This exhibit opened April 15, 2008 and is scheduled to operate through September 2008.

Live Entertainment

•
Live Entertainment acquired Magic Arts & Entertainment - Florida, Inc. (Magic) and NewSpace Entertainment, Inc. (NewSpace). Both Magic and NewSpace are independent presenters and producers of live theater and concerts with a history of working together. We believe that by combining the operations of the two companies under a single entity, we will be able to better leverage our resources, and gain operating efficiencies.

Critical Accounting Policies and Estimates:

The preparation of our consolidated financial statements is in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates its earlier estimates and judgments. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

The Company’s HalfPriceTickets.com will recognize as revenue the commissions and the related transaction fees are considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. HalfPriceTickets.com does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale.

Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip with dining at specific times on the same day as the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the purchaser of the dinner reservations at the time that the reservations are made and a subsequent nominal fee from the restaurant at the time the reservation is used. At this time, the Company has immaterial amounts of accounts receivable and does not have any accounts payable associated with the Tix4Dinner operations because the Company collects the transaction fee at the time that the reservation is made and the dinner payment is collected directly by the restaurant.

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

Exhibit Merchandising recognizes retail store sales at the time the customer takes possession of the merchandise. All sales are net of discounts and returns and exclude sales tax. For online sales, revenue is recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility at the time of shipment, which we refer to as the date of purchase by the customer. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. Shipping and handling revenues from our websites are included as a component of net sales. The Company does not have any accounts receivable associated with this business all transactions are done by cash or credit card.

January, 2008 the Company began its live entertainment segment. Revenue from the presentation and production of an event is recognized after the performance occurs upon settlement of the event; however any profits related to these tours is recognized after minimum revenue thresholds, if any have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the tour’s season or the term of the contract. We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

Stock-Based Compensation:

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using SFAS No. 123R effective January 1, 2006, for all share-based payments granted based on the requirements of SFAS No. 123R for all awards granted to employees. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  There were no indications of impairment based on management’s assessment at December 31, 2007 or June 30, 2008.

Recent Accounting Pronouncements:

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.
 In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company is required to adopt FSP No. FAS 142-3 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of FSP No. FAS 142-3 will have on its financial statements.

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

Consolidated Results of Operations - Three and Six Months Ended June 30, 2008 compared to the Three and Six Months Ended June 30, 2007:

Consolidated Results of Operations:

			% change			% change
	Three Months Ended June 30,		2008 v	Six Months Ended June 30		2008 v
	2008	2007	2007	2008	2007	2007

Revenue	$16,864,000	$4,712,000	258%	$40,027,000	$6,459,000	520%

Operating Expenses:
Direct operating expenses	12,323,000	2,910,000	323%	29,054,000	3,624,000	702%
Selling, general and administrative expenses	3,330,000	841,000	296%	6,795,000	1,032,000	558%
Depreciation and Amortization	1,102,000	120,000	818%	2,224,000	184,000	1109%
Corporate expenses	1,528,000	7,006,000	-78%	2,901,000	8,305,000	-65%

Operating Loss	(1,419,000)	(6,165,000)	77%	(947,000)	(6,686,000)	86%
Operating Margin	-8%	-131%		-2%	-104%

Interest expense	(4,000)	(40,000)		(10,000)	(46,000)

Interest income	11,000	5,000		45,000	12,000

Other income (expense)	164,000	4,000		208,000	4,000
Net loss before income taxes	(1,248,000)	(6,196,000)		(704,000)	(6,716,000)

Income tax expense/(benefit)	(82,000)	—		—	—
Net Loss	$(1,166,000)	$(6,196,000)		$(704,000)	$(6,716,000)

Three Months Ended June 30, 2008 and 2007:

Revenues.

The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues we also offer discount dinner reservations and golf tee times. Additionally, with the formation of Exhibit Merchandising, LLC “EM”, from the assets acquired from Exhibit Merchandising, LLC (Ohio), we earn revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Additionally, through our live entertainment segment we earn revenues from the presentation and production of an event, as well as sponsorship and ancillary revenues. Our revenues for the three months ended June 30, 2008 and 2007 were $ 16.9 million and $4.7 million, respectively. Our revenues increased $12.2 million, or 258%, during the three months ended June 30, 2008 as compared to the same period of the prior year due to acquisitions. During the three months ended June 30, 2008 the Company realized $13.8 million of revenues from operations that it purchased in the last twelve months including AnyEvent, Exhibit Merchandising, Magic Arts & Entertainment and NewSpace Entertainment for which there were no corresponding revenues in 2007. More detailed explanations of the three month periods ended June 30, 2008 and 2007 changes are included in the applicable segment discussions following.

More detailed explanations of the three months ended June 30, 2008 and 2007 changes are included in the applicable segment discussions following.

Direct operating expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct Costs of Revenues for the three months ended June 30, 2008 and 2007 were $12.3 million and $2.9 million for the three months ended June 30, 2007. Our operating expenses increased $9.4 million or 323% during the three months ended June 30, 2008 as compared to the same period of the prior year primarily as a result of a 258% increase in revenues. Additionally, the companies that we acquired have higher direct cost of goods and services than our discount ticketing operations, which was our primary source of revenue during the three months ended June 30, 2007.

Operating Segment Selling, Marketing and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities. Our operating segment selling, marketing and administrative expenses for the three months ended June 30, 2008 and 2007 were $3.3 million and $841,000, respectively. Our selling, general and administrative expenses increased $2.5 million or 296%, during the three months ended June 30, 2008 as compared to the same period of the prior year due to increases in selling, marketing and administrative expenses related to the four acquisitions that have occurred in the last twelve months.

More detailed explanations of the three months ended June 30, 2008 and 2007 changes are included in the applicable segment discussions following.

Corporate expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses decreased $ 5.5 million for the three months ended June 30, 2008, as compared to same period of the prior year. This decrease in corporate expenses is the result of a decline of $6.4 million of consulting costs incurred in 2007 for which there is no corresponding expense in 2008. The 2007 consulting expense was the result of the issuance of $4.8 million of stock based compensation and $1.6 million in cash compensation, given to consultants related to our ticketing services business. Offsetting the decrease in corporate consulting expenses was an increase in employee expenses of $534,000, and NASDAQ listing fees and expenses of $91,000, as well as $97,000 in other miscellaneous expenses. The $534,000 increase in corporate employee expenses relates to an increase in accounting and management personnel that have been added to support the increased level of corporate activity.

Depreciation and Amortization

Our depreciation and amortization was $1.1 million and $120,000 for the three months ended June 30, 2008 and 2007 respectively. The increase of $982,000 in depreciation and amortization expense in 2008 primarily reflects a $914,000 increase in amortization expense and a $68,000 increase in depreciation expense. The increase in amortization expense relates primarily to the $19.0 million of intangible assets we have recorded related to our acquisitions of AnyEvent, Exhibit Merchandising, Magic and NewSpace during the last twelve months, of which $15.7 million will be amortized over the next twelve to sixty months.

Other Income and (Expense)

Other Income and Expense was immaterial for all periods presented.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Six Months Ended June 30, 2008 and 2007:

 Revenues.

Our revenues for the six months ended June 30, 2008 and 2007 were $40.0 million and $6.5 million, respectively. Our revenues increased $33.6 million, or 520%, during the six months ended June 30, 2008 as compared to the same period of the prior year due to acquisitions. During the six months ended June 30, 2008 the Company realized $34.4 million of revenues from operations that it purchased in the last twelve months including AnyEvent, Exhibit Merchandising, Magic Arts & Entertainment and NewSpace Entertainment for which there is no corresponding revenues in 2007.

More detailed explanations of the six month periods ended June 30, 2008 and 2007 changes are included in the applicable segment discussions following.

Direct operating expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related to marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct Costs of Revenues were $29.1 million for the six months ended June 30, 2008 as compared to $3.6 million for the six months ended June 30, 2007. Our operating expenses increased $25.4 million or 702% during the six months ended June 30, 2008 as compared to the same period of the prior year primarily as a result of a 520% increase in revenues. Additionally, the companies that we acquired have higher direct cost of goods and services than our discount ticketing operations, which was our primary source of revenue during the six months ended June 30, 2007.

More detailed explanations of the six months ended June 30, 2008 and 2007 are included in the applicable segment discussions following.

Operating Segment Selling, Marketing and Administrative Expenses

Operating segment selling, marketing and administrative expenses, excluding those expenses that relate to activities at or directed by our executive offices, include advertising and promotional costs related to the company’s business activities. Our operating segment selling, marketing and administrative expenses were $6.8 million for the six months ended June 30, 2008, as compared to $1.0 million for the six months ended June 30, 2007. Our selling, general and administrative expenses increased $5.8 million or 558%, during the six months ended June 30, 2008 as compared to the same period of the prior year due to increases in selling and administrative expenses related to the four acquisitions.

More detailed explanations of the six months ended June 30, 2008 and 2007 are included in the applicable segment discussions following.

Corporate expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses decreased $5.4 million for the six months ended June 30, 2008, as compared to same period of the prior year. This decrease in corporate expenses is the result of a decline of $6.4 million of consulting costs incurred in 2007 for which there is not corresponding expense in 2008. The 2007 consulting expense was the result of the issuance of $4.8 million of stock based compensation and $1.6 million in cash compensation, given to consultants related to our ticketing services business. Offsetting the decrease in corporate consulting expenses was an increase in employee expenses of $1.0 million, and NASDAQ listing fees and expenses of $91,000, as well as $100,000 in other miscellaneous expenses. The $1.0 million increase in corporate employee expenses relates to an increase in accounting and management personnel that have been added to support the increased level of corporate activity.

Depreciation and Amortization

Our depreciation and amortization was $2.2 million and $184,000 for the six months ended June 30, 2008 and 2007 respectively. The increase of $2.0 million in depreciation and amortization expense in 2008, primarily reflect a $1.9 million increase in amortization expense and a $153,000 increase in depreciation expense. The increase in amortization expense relates primarily to the $19.0 million of intangible assets we have recorded related to our acquisitions of AnyEvent, Exhibit Merchandising, Magic and NewSpace during the last twelve months, of which $15.7 million will be amortized over the next twelve to sixty months.
.
Other Income and (Expense)

Other Income and Expense was immaterial for all periods presented.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Ticketing Services:

Our Ticketing Services segment operating results were as follows:

Segment Reporting (T4T, AE)

			% Change			% Change
	Three Months Ended June 30,		2008 v	Six Months Ended June 30,		2008 v
	2008	2007	2007	2008	2007	2007

Revenue	$3,368,000	$4,712,000	-29%	$6,363,000	$6,459,000	-1%
Operating Expenses:
Direct operating expenses	1,281,000	2,910,000	-56%	2,810,000	3,624,000	-22%
Selling, general and administrative expenses	613,000	597,000	3%	1,213,000	1,032,000	18%
Depreciation and amortization	52,000	47,000	11%	101,000	91,000	11%
Operating income	$1,422,000	$1,158,000	23%	$2,239,000	$1,712,000	31%
Operating margin	42%	25%		35%	27%

Three months ended June 30, 2008 and 2007:

Revenues:

Ticketing Services has two operating units: Tix4Tonight, our discount ticket seller and AnyEvent our premium ticketing operation. The Ticketing Service segment earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offer discount dinner reservations and golf tee times. Ticketing Services revenues were $3.4 million for the three months ended June 30, 2008 as compared to $4.7 million for the three months ended June 30, 2007. Our revenues decreased $1.3 million, or 29%, during the three months ended June 30, 2008 as compared to the same period of the prior year. The decrease in Ticketing Service revenues is the result of a $2.1 million decline in revenues in AnyEvent, which was offset in part by a $741,000 increase in Tix4Tonight revenues and a $71,000 increase in ancillary revenues i.e. the sale of dinner reservations and tee times.

Tix4Tonight:

Tix4Tonight revenues for the three month ended June 30, 2008 and 2007 were $3.0 million and $2.3 million, which resulted in an increase of $741,000 or 32% in 2008 as compared to the same period in 2007. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2008 as compared to 2007. The average selling price per ticket in 2008 was $50.69 per ticket, which represented an increase of $4.29 per ticket or 9% as compared to $46.40 per ticket in 2007. Tix4Tonight discount tickets sold increased 92,000 tickets or 57% to 252,000 discounted show tickets for the three months ended June 30, 2008. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $12.8 million for the three months ended June 30, 2008, as compared to $7.5 million for the three months ended June 30, 2007 or 71%. Lastly, during the three months ended June 30, 2008, revenues from miscellaneous sources of income including discount golf, and dinner reservations increased by $71,000, to $354,000 or 25%.

AnyEvent:

AnyEvent sells premium tickets to concerts, theatre shows and sporting events. AnyEvents revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events. AnyEvent revenues for the three months ended June 30, 2008 and 2007 were $317,000 and $2.4 million respectively. The $2.1 million decline in revenues is the result of two factors: First, management has made the decision to change from a retail ticket seller to the public to a wholesaler of tickets, that is out clients are national retail brokers. As a result of this philosophical change we are assuming less risk; have been able to reduce our overhead and increase the likelihood of profitability. Second, during the second quarter of 2007, the Company participated in the distribution of premium tickets to two major boxing matches for which there was no corresponding event in 2008. Management expects that AnyEvent’s revenues will decline in 2008 as compared to 2007, but expects its net income to be greater with the reduction of risk and a more measured approach in participating in the sale and distribution of premium tickets to concerts, theatre shows and sporting events.

Direct operating expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct Costs of revenues for the three months ended June 30, 2008 and 2007 were $1.3 million and $2.9 million, respectively, which represented a decrease in direct operating expenses of $1.6 million or 56%. Direct operating expenses decreased to 38% of revenues in 2008, as compared to 62% of revenues in 2007. The lower operating expenses were reflective of the higher revenues from our existing discount ticket operations, higher cost per ticket and lower margins related to our premiums ticket business, AnyEvent, and the opening of our fifth ticket booth location during the fourth quarter 2007 that is not reflected in the second quarter of 2007.

Selling, Marketing and Administrative Expenses

Marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, marketing and administrative expenses for the three months ended June 30, 2008 and 2007 were $613,000 and $597,000, respectively. Our selling, marketing and general and administrative expenses increased $16,000 or 3%, during the three months ended June 30, 2008 and is associated with an overall increase in revenues and our acquisition of John’s Tickets (AnyEvent). Selling, marketing and administrative expenses were 18% percent of revenues during the three months ended June 30, 2008 as compared to 13% during the three months ended June 30 2007. The 5% percentage point increase in selling, marketing and general administrative expenses is reflective of the relatively fixed cost of the administrative expense portion of the Ticketing Services operations.

Depreciation and amortization

Depreciation and amortization expense incurred during the three months ended June 30, 2008 was $52,000 and we expect to incur a similar level of depreciation and amortization for the foreseeable future.

Six months ended June 30, 2008 and 2007:

Ticketing Services revenues were $6.4 million for the six months ended June 30, 2008 as compared to $6.5 million for the six months ended June 30, 2007. Our revenues decreased $100,000, or 1%, during the six months ended June 30, 2008 as compared to the same period of the prior year. The decrease in Ticketing Service revenues is the result of a $1.7 million decline in revenues in AnyEvent, which was offset in part by a $1.5 million increase in Tix4Tonight revenues and a $100,000 increase in ancillary revenues i.e. the sale of dinner reservations and tee times.

Tix4Tonight:

Tix4Tonight revenues for the six month ended June 30, 2008 and 2007 were $5.6 million and $4.0 million, an increase of $1.6 million or 40% in 2008 as compared to the same period in 2007. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2008 as compared to 2007. The average selling price per ticket in 2008 was $49.22 per ticket, which represented an increase of $2.28 per ticket or 5% as compared to $46.94 per ticket in 2007. Tix4Tonight discount tickets sold increased 164,000 tickets or 53% to 475,000 discounted show tickets for the six months ended June 30, 2008. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $23.4 million for the six months ended June 30, 2008, as compared to $14.6 million for the six months ended June 30, 2007. Lastly, during the six months ended June 30, 2008, revenues from miscellaneous sources of income including discount golf, and dinner reservations increased by $101,000, to $687,000 or 17%.

AnyEvent:

AnyEvent revenues for the six months ended June 30, 2008 and 2007 were $746,000 and $2.5 million, respectively. The $1.7 million decline in revenues is the result of two factors: First, management has made the decision to change from a retail ticket seller to the public to a wholesaler of tickets that is our clients are national retail ticket brokers. As a result of this change we are assuming less risk, have been able to reduce our overhead and increase the likelihood of profitability. Second, during the second quarter of 2007 the Company participated in the distribution of premium tickets to two major boxing matches for which there was no corresponding event in 2008. Management expects that AnyEvent’s revenues will decline in 2008 as compared to 2007 but expects its net income to be greater with the reduction of risk and a more measured approach in participating in the sale and distribution of premium tickets to concerts, theatre shows and sporting events.

Direct operating expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct Costs of revenues for the six months ended June 30, 2008 and 2007 were $2.8 million and $3.6 million, respectively, which represented a decrease in direct operating expenses of $814,000 or 22%. Direct operating expenses decreased to 44% of revenues in 2008, as compared to 56% of revenues in 2007. The lower operating expenses were reflective of the higher revenues from our existing discount ticket operations, higher cost per ticket and lower margins related to our premium ticket business, AnyEvent, and the opening of our fifth ticket booth location during the fourth quarter 2007 that is not reflected in the second quarter of 2007.

Selling, Marketing and Administrative Expenses

Marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, marketing and administrative expenses for the six months ended June 30, 2008 and 2007 were $1.2 million and $1.0 million, respectively. Our selling, marketing and general and administrative expenses increased $200,000 or 18%, during the six months ended June 30, 2008 and is associated with an overall increase in revenues and our acquisition of John’s Tickets (AnyEvent). Selling, marketing and administrative expenses were 19% percent of revenues during the three months ended June 30, 2008 as compared to 16% during the three months ended June 30 2007. The 3% increase in selling, marketing and general administrative expenses is reflective of the relatively fixed cost of the administrative expense portion of the Ticketing Services operations.

Depreciation and amortization

Depreciation and amortization expense incurred during the six months ended June 30, 2008 was $101,000 and we expect to incur a similar level of depreciation and amortization for the foreseeable future.

Segment Reporting - Exhibit Merchandising

			% Change			% Change
	Three Months Ended June 30,		2008 v	Six Months Ended June 30,		2008 v
	2008	2007	2007	2008	2007	2007

Revenue	$2,979,000	$—	N/A	$6,082,000	$—	N/A
Operating Expenses:
Direct operating expenses	1,804,000	—	N/A	3,681,000	—	N/A
Selling, general and administrative expenses	1,207,000	—	N/A	2,046,000	—	N/A
Depreciation and amortization	794,000	—	N/A	1,580,000	—	N/A

Operating loss	$(826,000)	$—	N/A	$(1,225,000)	$—	N/A
Operating margin	-28%	N/A		-20%	N/A

Exhibit Merchandising was acquired in August 2007; therefore there are no comparable results or balances.

Three Months Ended June 30, 2008:

Revenues.

EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially available and extensive custom-branded product for sale. It operates the stores in space rented in conjunction with the exhibit. During the three months ended June 30, 2008, EM generated $3.0 million in revenues from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” continued at the “02” in London, England and Vienna, Austria. Additionally, in April 2008, we opened a gift shop in Madrid, Spain related to the exhibit the “Egyptian Undersea Treasures.”

Direct operating expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses were $1.8 million or 61% of revenues for the three months ended June 30, 2008, which is consistent with the 64% of revenues that was experienced during the five months that we operated EM during 2007.

Statement of Financial Accounting Standard No. 141 “Business Combinations” (SFAS 141) requires an acquiring Company to record any inventory acquired at its fair market value adjusted for certain related period expenses, such as warehousing and selling costs. At the time we acquired EM, we increased the value of the inventory on hand by $485,000 using a methodology that we believe to be consistent with SFAS 141. Therefore, we will realize lower margins as this inventory is sold, than we would on inventory acquired from vendors. EM’s cost of goods sold during the three months ended June 30, 2008 reflects a charge of approximately $121,000 related to this increase in the inventory on hand at the time we acquired EM. At June 30, 2008, approximately $40,000 of unamortized SFAS 141 fair market adjustment is included in the inventory value reflected in the financial statements.

Selling, Marketing and Administrative Expenses

EM’s selling; marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. EM’s selling; marketing and administrative expenses were $1.2 million. EM’s selling, general and administrative expenses were 41% of revenues.

Depreciation and amortization

Depreciation and amortization expense incurred during the three months ended June 30, 2008 was $794,000 and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. During the three months ended June 30, 2008 amortization and depreciation expense was $730,000 and $64,000 respectively. We expect these levels of depreciation and amortization to continue through 2010.

Six Months Ended June 30, 2008:

Revenues.

During the six months ended June 30, 2008, EM earned $6.1million in revenues from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” continued at the “02” in London, England and Vienna, Austria. Additionally, in April 2008 we opened a gift shop in Madrid, Spain related to the exhibit the “Egyptian Undersea Treasures.”

Direct operating expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses were $3.7 million or 61% of revenues for the six months ended June 30, 2008, which is consistent with the 64% of revenues that was experienced during the five months that we operated EM during 2007.

Statement of Financial Accounting Standard No. 141 “Business Combinations” (SFAS 141) requires an acquiring Company to record any inventory acquired at its fair market value adjusted for certain related period expenses, such as warehousing and selling costs. At the time we acquired EM we increased the value of the inventory on hand by $485,000 using a methodology that we believe to be consistent with SFAS 141. Therefore, we will realize lower margins as this inventory is sold, than we would on inventory acquired from vendors. EM’s cost of goods sold during the six months ended June 30, 2008 reflects a charge of approximately $242,000 related to this increase in the inventory on hand at the time we acquired EM. At June 30, 2008, approximately $40,000 of unamortized SFAS 141 fair market adjustment is included in the inventory value reflected in the financial statements.

Selling, Marketing and Administrative Expenses

EM’s selling; marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. EM’s selling, marketing and administrative expenses were $2.1 million. EM’s selling, general and administrative expenses were 34% of revenues.

Depreciation and amortization

Depreciation and amortization expense incurred during the six months ended June 30, 2008 was $1.6 million and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. During the six months ended June 30, 2008 amortization and depreciation expense was $1.5 million and $100,000 respectively. We expect these levels of depreciation and amortization to continue through 2010.

Live Entertainment:

	Three Months Ended June 30,		2008 v	Six Months Ended June 30,		2008 v
	2008	2007	2007	2008	2007	2007
Revenue	$10,517,000	$—	N/A	$27,582,000	$—	N/A
Operating Expenses:
Direct operating expenses	9,238,000	—	N/A	22,563,000	—	N/A
Selling, general and administrative expenses	1,510,000	—	N/A	3,536,000	—	N/A
Depreciation and amortization	187,000	—	N/A	374,000	—	N/A

Operating income (loss)	$(418,000)	$—	N/A	$1,109,000	$—	N/A
Operating margin	-4%	N/A		4%	N/A

Tix Productions, Inc., the Company’s Live Entertainment segment, does business under the names Magic Arts & Entertainment (Magic) and NewSpace Entertainment (NewSpace). We acquired Magic and NewSpace operations effective January 2, 2008. Both Magic and NewSpace are independent presenters and producers of live theater and concerts with a history of working together. We believe that by combining the operations of the two companies under a single entity, we will be able to better leverage our resources, and gain operating efficiencies.

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

Three Months Ended June 30, 2008:

Revenues.

During the three months ended June 30, 2008, revenues from our Live Entertainment operations were $10.5 million. Revenues from live entertainment are a function of a number of elements: revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these revenues at gross. In other instances where we only receive a fee and are not the principal obligors to vendors we record these revenues at net. It is management’s belief that this is consistent with EITF abstract 99-19 “Reporting Revenues Gross as Principal Versus Net as an Agent.” Revenues from our Live Entertainment operations are seasonal with the first and fourth quarters being traditionally the strongest.

Direct Operating Expenses

During the three months ended June 30, 2008, direct operating expense was $9.2 million or 88% of revenues. Expenses that would be characterized as direct operating expenses include the guarantees, profit sharing and royalties paid directly to the touring productions, direct expenses of the theater which include staffing, rent and box office charges, marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. Live Entertainment’s administrative expenses were $1.5 million or 14% of revenues.

Depreciation and amortization

Depreciation and amortization expense incurred during the three months ended June 30, 2008 was $187,000 and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for the through 2009.

Six Months Ended June 30, 2008:

Revenues.

During the six months ended June 30, 2008, revenues from our Live Entertainment operations were $27.6 million. Revenues from live entertainment are a function of a number of elements: revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising the Company records these revenues at gross. In other instances where we only receive a fee and are not the principal obligors to vendors we record these revenues at net. It is management’s belief that this is consistent with EITF abstract 99-19 “Reporting Revenues Gross as Principal Versus Net as an Agent.” Revenues from our Live Entertainment operations are seasonal with the first and fourth quarters being traditionally the strongest.

Direct Operating Expenses

During the six months ended June 30, 2008 direct operating expense was $22.6 million or 82% of revenues. Expenses that would be characterized as direct operating expenses include the guarantees, profit sharing and royalties paid directly to the touring productions, direct expenses of the theater which include staffing, rent and box office charges, marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. Live Entertainment’s administrative expenses which were $3.5 million or 13% of revenues.

Depreciation and amortization

Depreciation and amortization expense incurred during the six months ended June 30, 2008 was $374,000 and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for the through 2009.

Liquidity and Capital Resources:

Summary of consolidated cash flows:

	For The Six Months Ended June 30,
	2008	2007

Net cash provided by (used in) operating activities	$2,470,000		$(2,624,000)

Net cash used in investing activities	$(3,562 ,000)		$(591,000)

Net cash provided by financing activities	$32,000		$4,867,000

Effect of exchange rate on cash	$(36,000)	$
Change in cash:
Net (decrease) increase	(1,096,000)		1,652,000
Balance at beginning of period	7,417,000		1,944,000
Balance at end of period	$6,321,000		$3,596,000

At June 30, 2008, we had cash and cash equivalents of $6.3 million and total assets of $61.8 million compared to $7.4 million and $55.2 million, respectively, at December 31, 2007. Our working capital totaled $7.6 million at June 30, 2008, compared to $8.9 million at December 31, 2007. We had no debt for the six months ended June 30, 2008 and the year-ended December 31, 2007.

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from the selling of equity securities and to a much lesser extent upon proceeds received upon the exercise of options and warrants, as well as borrowings from related and unrelated parties. We will need to incur debt or issue equity to make other strategic acquisitions. We have no commitments from third parties to provide us with any additional future financing, and may not be able to obtain future financing on favorable terms,

We generally receive cash related to the sale of discount tickets and merchandise at the time of purchase and for Live Entertainment at the time of the settlement of revenues and expenses of the show, which is generally on the last date of the show. In certain instances, but not all, the sale of premium tickets occurs before the event. In these instances the sale is recorded as deferred revenue until the event occurs. We pay the majority of event related expenses at the time of or after the event occurs.

Our revenues and cash fluctuate based upon the seasonality of our various businesses. Examples of seasonality of our businesses include Ticketing Services, which reports slightly greater revenues in the third and fourth quarters than those reported in the first half of the year. Our Live Entertainment segment expects to record the majority of its revenues in the first and fourth quarters. Exhibit Merchandizing and AnyEvent are not subject to seasonal fluctuation, but other factors. Exhibit Merchandising is less subject to seasonal fluctuations in revenues than our other businesses. EM is however, subject to revenue fluctuations as a result of exhibits that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. We expect cash flows from operations and other financing alternatives, to satisfy working capital, and capital expenditures for at least the succeeding year.

Operating Activities:

Cash flows from operations were $2.5 million for the six months ended June 30, 2008, compared to cash used in operations of $2.6 million for the six months ended June 30, 2007. The $5.1 million increase in cash flows provided from operations was the result of a net loss in 2008 of $704,000, as compared to a net loss in 2007 of $6.7 million and adjustments for non-cash items and changes in accounts reflecting operating activities. Significant items adjusting net loss in 2008 were a $578,000 increase in accounts receivable, a $461,000 increase in capitalized theatrical costs, deposits and other assets which was off-set by a $381,000 increase in accounts payable, a $320,000 decrease in prepaid expenses and other current assets, $2.2 million of amortization and depreciation expense and $1.2 million of fair value of common stock issued for services. During 2007 items adjusting the net loss included a $5.6 million of common stock, warrants and stock options issued for services, which was offset by increases of $391,000 in deferred revenues, $387,000 in accounts receivable, $588,000 in inventory, $481,000 in prepaid expenses and other assets, offset by a decrease in accounts payable and accrued expenses of $588,000. The remaining amounts relate to operating accounts that are reflective of the level and timing of activity that occurred during the period, e.g., accrued liabilities.

Cash Flows from Investing Activities:

Acquisitions

During the six months ended June 30, 2008 and 2007 we used $3.6 million and $591,000 related to investing activities. Effective January 2, 2008, we acquired through merger Magic and NewSpace As consideration for the acquisition of Magic, the Company paid $2.0 million, net of cash acquired and issued 476,190 shares of stock that had market value of $2.3 million, which approximated the fair market value of the shares at the time of issuance. As consideration for the acquisition of NewSpace, the Company paid $1.3 million, net of cash acquired and issued 571,428 shares of stock that had market value of $2.7 million, which approximated the fair market value of the shares at the time of issuance. During the six months ended June 30, 2007 the Company paid $396,000 for AnyEvent and the related inventory.

Other

During the six months ended June 30, 2008 and 2007, we purchased fixed assets with a value of $336,000 and $195,000 respectively.

Cash Flows from Financing Activities:

During the six months ended June 30, 2008 and 2007, financing activities provided $32,000 and $4.9 million. During 2008, cash generated from financing activities was the result of the receipt of the proceeds from the exercise of options and warrants of $54,000, offset by a minor amount of payments related to capital leases. During 2007, cash generated from financing activities was the result of proceeds from note payable, stockholder of $2.0 million, proceeds from stock subscriptions of $2.7 million, and proceeds from exercise of options and warrants of $149,000 offset a minor amount of payments to capital leases.

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

EBITDA:

The following includes the financial measure of performance earnings before interest, income taxes, depreciation and amortization, or EBITDA, that is a commonly used measure of performance in the entertainment industry. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in United States of America or GAAP. Management has historically evaluated its operating performance with this non-GAAP measure.

EBITDA is presented solely as a supplemental disclosure because (1) management believes it enhances an overall understanding of its past and current performance; (2) management believes it is a useful tool for investors to assess the operating performance of the business in comparison to other entertainment businesses since EBITDA excludes certain items that may not be indicative of management’s operating results; (3) measures that are comparable to EBITDA are often used as an important basis for the valuation of entertainment companies; and (4) management uses EBITDA internally to evaluate its operating performance in comparison to its competitors.

The use of EBITDA has certain limitations. EBITDA should be considered in addition to, not as a substitute for or superior to any GAAP financial measure including net income as an indicator of management’s performance or cash flows provided by operating activities as an indicator of the Company’s liquidity, nor should it be considered as an indicator of management’s overall performance. Management’s calculation of EBITDA may be different from the calculation of EBITDA or other similarly titled measurements used by other entertainment companies, and therefore comparability may be limited. EBITDA eliminates certain substantial recurring items from net income, such as depreciation, amortization, interest expense and income taxes. Each of these items has been incurred in the past, will continue to be incurred in the future and should be considered in the overall evaluation of the Company’s results. We compensate for these limitations by providing the relevant disclosure of depreciation and amortization, interest expense and income taxes are excluded in the calculation of EBITDA both in the reconciliation to the GAAP financial measure of net income (loss) and in the consolidated financial statements and related footnotes, all of which should be considered when evaluating the Company’s results. Management strongly encourages readers to review our financial information in its entirety and not to rely on a single measure. A reconciliation of EBITDA to net income (loss) follows:

		Three months ended		Three months ended
		June 30, 2008		June 30, 2007

Net loss		$(1,166,000)		$(6,196,000)

Interest income	$11,000		$5,000
Interest expense	(4,000)		(40,000)
Net interest income (expense)	$7,000	7,000	$(35,000)	(35,000)

Depreciation		121,000		54,000
Amortization		981,000		66,000
Income taxes		(82,000)		—

EBITDA		$(153,000)		$(6,041,000)

		Six months ended		Six months ended
		June 30, 2008		June 30, 2007

Net loss		$(704,000)		$(6,716,000)

Interest income	$45,000		$12,000
Interest expense	(10,000)		(46,000)
Net interest income (expense)	$35,000	35,000	$(34,000)	(34,000)

Depreciation		237,000		99,000
Amortization		1,987,000		85,000
Income Taxes		—		—

EBITDA		$1,485,000		$(6,498,000)

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

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at June 30, 2008, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

	Payments due by Fiscal Years Ending December 31,
						2012 and
	Total	2008	2009	2010	2011	beyond

Employment agreements	$3,159,000	$953,000	$1,273,000	$875,000	$58,000	$—

Capital lease obligations	185,000	34,000	64,000	67,000	9,000	11,000

Operating lease obligations	6,893,000	1,128,000	2,092,000	1,609,000	1,136,000	928,000

Total contractual cash obligations	$10,237,000	$2,115,000	$3,429,000	$2,551,000	$1,203,000	$939,000

Employment Agreements:

The Company has employment agreements with its President and Chief Executive Officer and several of its key officers and employees that are for varying periods of one to three years.

Retirement Plan:

The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 75% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to 100% of the first 3% withheld and 50% for the next 2% withheld. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $50,000 and $3,000 for the six months ended June 30, 2008 and 2007, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 29, 2008, we completed our merger acquisition of Magic Arts & Entertainment -Florida, Inc., a privately held Florida corporation (“Magic”). Pursuant to the merger, we paid to the two stockholders of Magic $2.0 million in cash and issued to them a total of 476,190 restricted shares of our common stock with a market value of $2.3 million. Additionally, we will be required to issue to the former Magic stockholders a total of up to 380,952 additional shares of our common stock if certain EBITDA milestones are achieved during the next thirty-six months. These milestones are based upon the results of Tix Productions, Inc., a wholly owned subsidiary of the Company that will focus on providing live entertainment.

On March 11, 2008, we completed our merger acquisition of NewSpace Entertainment, Inc., (“NewSpace”). Pursuant to the Merger, we paid to the three stockholders of NewSpace $1 million in cash and issued to them a total of 571,428 restricted shares of our common stock with a market value of $2.7 million.

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

TIX CORPORATION (Registrant)

Date: August 17, 2008	By:	/s/Mitch Francis
Mitch Francis
Chief Executive Officer

Date: August 17, 2008	By:	/s/ Matthew Natalizio
Matthew Natalizio
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.