Form 10-Q
period 2008-09-30
Tix CORP
filed 2008-11-12
CIK 925956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 10, 2008, the Company had 32,470,169 shares of common stock, $0.08 par value, issued and outstanding, excluding 554,470 shares held in treasury.

Documents incorporated by reference: None.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, whether as a result of new information, future events or otherwise.

Tix Corporation and Subsidiaries

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash	$5,154,000	$7,417,000
Other receivables	-	345,000
Accounts receivable, net	493,000	129,000
Inventory, net	4,277,000	3,938,000
Prepaid expenses and other current assets	1,857,000	178,000
Total current assets	11,781,000	12,007,000

Property and equipment
Office equipment and furniture	1,763,000	1,413,000
Equipment under capital lease	408,000	386,000
Leasehold improvements	361,000	313,000
	2,532,000	2,112,000
Less accumulated depreciation	(1,026,000)	(664,000)
Total property and equipment, net	1,506,000	1,448,000

Other assets:
Intangible assets:
Goodwill	31,085,000	27,115,000
Intangibles, net	15,535,000	14,524,000
Total intangible assets	46,620,000	41,639,000
Capitalized theatrical costs	459,000	-
Deposits and other assets	96,000	74,000
Total other assets	47,175,000	41,713,000
Total assets	$60,462,000	$55,168,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,721,000	$1,945,000
Accrued expenses	1,702,000	1,082,000
Current portion of capital lease obligations	51,000	45,000
Deferred revenue	247,000	54,000
Total current liabilities	4,721,000	3,126,000

Non-current liabilities:
Capital lease obligations, less current portion	89,000	108,000
Deferred rent	100,000	188,000
Total non-current liabilities	189,000	296,000

Stockholder's equity:
Preferred stock, $.01 par value; 500,000 shares authorized; none issued	-	-
Common Stock, $.08 par value; 100,000,000 shares authorized;33,024,639 shares
and 30,402,325 shares issued at September 30, 2008 and December 31, 2007 respectively	2,642,000	2,432,000
Additional paid-in capital	87,600,000	81,034,000
Cost of shares held in treasury (350,470 shares at September 30, 2008 and no shares at December 31, 2007)	(1,128,000)	-
Accumulated deficit	(33,410,000)	(31,720,000)
Accumulated other comprehensive loss	(152,000)	-
Total stockholders' equity	55,552,000	51,746,000
Total liabilities and stockholders' equity	$60,462,000	$55,168,000

See notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,
	2008	2007

Revenues	$8,839,000	$5,702,000
Operating expenses:
Direct costs of revenues	5,127,000	4,494,000
Selling and marketing expenses.	217,000	809,000
General and administrative expenses, including non-cash equity-based costs of $560,000 and $8,008,000 in 2008 and 2007, respectively (including $479,000 and $1,140,000 for officers and directors in 2008 and 2007, respectively).	3,409,000	8,369,000
Depreciation and amortization	1,151,000	575,000
Total costs and expenses	9,904,000	14,247,000
Operating Loss	(1,065,000)	(8,545,000)
Other income (expense):
Other income	77,000	28,000
Interest income	7,000	60,000
Interest expense	(5,000)	(53,000)
Other income (expense), net	79,000	35,000
Net loss	(986,000)	(8,510,000)
Other comprehensive loss
Foreign currency translation adjustments	(108,000)	-
Comprehensive loss	$(1,094,000)	$(8,510,000)

Net loss per common share - basic and diluted	$(0.03)	$(0.34)

Weighted average common shares outstanding - basic and diluted	32,912,630	25,330,047

See notes to the condensed consolidated financial statements

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Nine months ended September 30,
	2008	2007

Revenues	$48,866,000	$12,161,000
Operating expenses:
Direct costs of revenues	34,181,000	8,119,000
Selling and marketing expenses.	2,392,000	1,415,000
General and administrative expenses, including non-cash equity-based costs of $1,841,000 and $13,126,000 in 2008 and 2007, respectively (including $1,255,000 and $2,455,000 for officers and directors in 2008 and 2007, respectively).	10,930,000	17,101,000
Depreciation and amortization	3,375,000	757,000
Total costs and expenses	50,878,000	27,392,000
Operating loss	(2,012,000)	(15,231,000)
Other income (expense):
Other income	285,000	31,000
Interest income	52,000	72,000
Interest expense	(15,000)	(99,000)
Other income (expense), net	322,000	4,000
Net loss	(1,690,000)	(15,227,000)

Other comprehensive loss:
Foreign currency translation adjustments	(152,000)	-
Comprehensive loss	$(1,842,000)	$(15,227,000)

Net loss per common share - basic and diluted	$(0.06)	$(0.72)

Weighted average common shares outstanding -basic and diluted	31,791,002	21,161,157

See notes to the condensed consolidated financial statements

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

						Accumulated
			Additional			other	Total
	Common Stock		Paid In	Accumulated	Treasury	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	loss	Equity

Balance, December 31, 2007	30,402,325	$2,432,000	$81,034,000	$(31,720,000)	$-	$-	$51,746,000

Issuance of common stock to consultants	86,136	7,000	417,000				424,000

Issuance of common stock to officers and employees	162,501	13,000	23,000				36,000

Issuance of common stock upon exercise of warrants and options	1,326,059	106,000	(52,000)				54,000

Fair value of options issued to employees			1,298,000				1,298,000

Issuance of common stock for acquisition of Magic Arts & Entertainment	476,190	38,000	2,219,000				2,257,000

Issuance of common stock for acquisition of NewSpace Entertainment	571,428	46,000	2,549,000				2,595,000

Fair value of warrants given to outside consultants			112,000				112,000

Net Loss for the Period				(1,690,000)			(1,690,000)

Foreign currency translation adjustment						(152,000)	(152,000)
	33,024,639	2,642,000	87,600,000	(33,410,000)	-	(152,000)	56,680,000

Purchase of Treasury Stock	(350,470)				(1,128,000)		(1,128,000)

Balance, September 30, 2008	32,674,169	$2,642,000	$87,600,000	$(33,410,000)	$(1,128,000)	$(152,000)	$55,552,000

See notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,690,000)	$(15,227,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	362,000	178,000
Amortization of intangible assets	3,013,000	579,000
Fair valued common stock issued for services	431,000	8,953,000
Fair value of options issued to employees	1,298,000	733,000
Fair value of warrants issued to consultants	112,000	3,440,000
Change in allowance of inventory	70,000	-
(Increase) decrease in:
Accounts receivable	155,000	30,000
Inventory	6,000	(535,000)
Due from related party	-	(621,000)
Prepaid expenses and other current assets	(1,259,000)	(313,000)
Capitalized theatrical costs, deposits and other assets	(482,000)	-
Increase (decrease) in:
Accounts payable and accrued expenses	515,000	(54,000)
Deferred revenue	184,000	219,000
Deferred rent	(88,000)	109,000
Net cash provided by (used in) operating activities	2,627,000	(2,509,000)

Cash flows from investing activities:
Purchases of property and equipment	(398,000)	(442,000)
Purchase of Exhibit Merchandising	-	(11,441,000)
Purchase of Magic Arts & Entertainment, net of cash acquired	(1,971,000)	-
Purchase of NewSpace Entertainment, net of cash acquired	(1,254,000)	-
Purchase of ticket inventory from AnyEvent	-	(96,000)
Acquisition of AnyEvent	-	(300,000)
Net cash used in investing activities	(3,623,000)	(12,279,000)

Cash flows from financing activities:
Proceeds from note payable, stockholder	-	2,000,000
Repayment of note payable, stockholder	-	(2,000,000)
Proceeds from common stock subscription	-	17,784,000
Payments for purchase of common stock	(1,128,000)	-
Payments on capital lease obligations	(34,000)	(41,000)
Net proceeds from exercise of options and warrants	54,000	203,000
Net cash provided by financing activities	(1,108,000)	17,946,000

Effect of exchange rate changes on cash	(159,000)	-

Change in Cash:
Net increase (decrease)	(2,263,000)	3,158,000
Balance at beginning of period	7,417,000	1,944,000
Balance at end of period	$5,154,000	$5,102,000

	Nine months ended September 30,
	2008	2007

Supplemental disclosure of cash flow information:

Cash paid for
Income taxes	$-	$13,000
Interest	$15,000	$99,000

Non-cash activities:
Issuance of 476,190 shares of common stock in conjunction with the acquisition of Magic Arts & Entertainment - Florida, Inc.	$2,257,000	$-
Issuance of 571,428 shares of common stock in conjunction with the acquisition of NewSpace Entertainment, Inc.	$2,595,000	$-
Issuance of 137,500 shares of common stock in conjunction with the acquisition of John's Tickets, LLC.	$-	$550,000
Issuance of 5 million shares of common stock in conjunction with the acquisition of Exhibit Merchandising, LLC.	$-	$35,000,000
Issuance of common stock to officers	$-	$671,000

In April 2008 the Company issued common stock as payment of a $29,000 bonus to a former owner of Stand-by Golf that was accrued for at December 31, 2007.

The Company, during the nine months ended September 30, 2008, acquired $22,000 of telephone equipment that was financed through a capital lease obligation.

See notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. The Company changed its name from Cinema Ride, Inc. to Tix Corporation effective March 3, 2005. The Company is an integrated entertainment company providing ticketing services, event merchandising and the production and promotion of live entertainment. We operate three complimentary business units: Ticketing Services (Tix4Tonight) provides our last minute ticketing and premium ticketing services, Exhibit Merchandising (EM) provides our event merchandise sales and services, and our newly formed subsidiary, Tix Productions Inc. (TPI), provides live entertainment.

Operating Segments

Ticketing Services

Our ticketing business falls under our wholly owned subsidiary Tix4Tonight. Ticketing Services offers two distinct services; discount ticketing and premium event ticketing.

Discount Ticketing

Discount Ticketing - Las Vegas

Six years ago we brought the idea of selling discounted tickets in Las Vegas. When selling discounted tickets, Tix4Tonight generally sells them, from six different locations in Las Vegas, under short-term, exclusive and non-exclusive agreements with approximately 75 Las Vegas shows, out of a total of approximately 85 shows running at any one time, and typically offers tickets for more than 60 shows on any given day at a discount plus a service fee. Tix4Tonight usually receives inventory for sale the same day directly from the show producer, artist or theater. This is a reflection of the Las Vegas market and its last minute purchasing pattern. Tix4Tonight does not know the exact number of tickets for each show it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The producers of the shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost.

Our opportunities to grow the Las Vegas operations are focused on growing our inventory by reaching agreements with additional shows, increasing the number of our storefront sales locations and working to further monetize the relationships we have with customers by offering additional, complimentary products and services. Toward these ends, Tix4Tonight also offers discounted dinning reservations tickets to approximately 30 Las Vegas area restaurants and discounted golf tee times to more than 30 Las Vegas golf courses.

Discount Ticketing - HalfPriceTickets.com

Tix Corporation recently announced the launch of its internet based HalfPriceTickets.com. As with our Tix4Tonight operation in Las Vegas, HalfPriceTickets.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide that will take advantage of our strong position in the discount ticketing and live entertainment industries, and discounted ticket sales. HalfPriceTickets.com will operate in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales we will primarily use the internet as our customer interface and instead of offering only deeply discounted day of show tickets we will expand the date range of our ticket availability.

Premium Ticketing - Tix4AnyEvent

Tix4Tonight operates a national event ticket broker called Tix4AnyEvent (AnyEvent), which focuses on premium tickets for sporting events, concert tours and theatres. In the area of premium tickets, we have changed from a retail ticket seller to the public to a wholesaler of tickets, that is, our clients are usually national retail ticket brokers. As a result of this change we are assuming less risk, have been able to reduce our overhead and increase the likelihood of profitability. The tickets sold are generally obtained through the event sponsor, artist or producer, although in some circumstances the tickets that we sell are from secondary or resale markets. We continue to expand our event offerings in this field through our strong industry relationships. Tix4AnyEvent operations are located in the leased administrative offices of Tix4Tonight in Las Vegas.

Exhibit and Event Merchandising

The Company provides exhibit and event merchandising through its wholly-owned subsidiary, Exhibit Merchandising, LLC (EM). EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store including professional management and both custom-branded products and commercially-available products for sale. EM operates the stores in space provided in conjunction with the exhibit. To date, revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits have been primarily derived from “Tutankhamen and The Golden Age of the Pharaohs.”

Management expects that EM’s growth will be from direct merchandising opportunities directed from our other operating units, for example, Jesus Christ Superstar and Mannheim Steamroller, or by adding additional exhibits and events that we currently do not represent.

Live Entertainment

In January 2008, the Company acquired two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. The Company merged the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions, Inc. We believe that by combining the operations of the two companies into a single entity we will be able to leverage our resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the marketplace’s recognition of those entities.

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

Our Live Entertainment operation focuses on two major areas: production and presentation. As producers, we invest in the creation of original entertainment properties, which are then sold to third party presenters generating both upfront guaranteed income and revenue sharing opportunities and additional opportunities for sponsorship and other ancillary revenue streams. Examples of this are tours of Mannheim Steamroller Christmas, Jesus Christ Superstar and the upcoming theatrical production of 101 Dalmatians property.

As presenters, we generally contract for entertainment properties from producers to present in markets in the US and Canada. Throughout the US and Canada, we have a distinct competitive advantage in that we know and have worked in most major North American cities, something that few, if any, other organizations can claim. This allows us to work with shows throughout the country and negotiate terms that are unavailable to presenters in individual markets. In eight markets, we have substantial subscriber-based operations operating as “Broadway in (city name)” series which greatly reduces the risk associated with individual presentations and provides additional opportunities to generate sponsorship and other ancillary revenue streams. These markets are Salt Lake City, Eugene, Kalamazoo, Akron, Albuquerque, Colorado Springs, Fresno and Boise. In Canada, we have a presenting relationship that operates under the name Canada Theatricals Live which is now the second largest presenter of theater-based events in Canada.

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

Tix Productions is the sole member of DCT Touring, LLC and Christmas Touring, LLC and the operations have been consolidated in the results of Tix Productions.

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

Note 2. - Summary of Significant Accounting Policies

Revenue Recognition, Presentation and Concentrations:

The Company has several streams of income, each of which is required under Generally Accepted Accounting Principles (GAAP) to be recognized in varying ways. The following is a summary of our revenue recognition policies.

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

On January 1, 2008, the Company began its live entertainment productions. Revenue from the presentation and production of an event is recognized after the performance occurs. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the tour’s season or the term of the contract. We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

EITF 99-19 “Reporting Revenues Gross as a Principal versus Net as an Agent” discusses whether revenues and cost of goods sold to arrive at gross profit and their corresponding assets and liabilities should be recorded at gross or net. EITF 99-19 states the following items as indicators as of whether something should be recorded at gross or net:

•	Acts as principal in the transaction
•	Has risk and rewards of ownership, such as risk of loss for collection, delivery and returns, and
o	Takes title to the products
o	Selects the supplier
o	Flexibility in pricing
o	Assumes credit risk
•
Acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. If the Company performs as an agent or broker with assuming the risks and rewards of ownership of the goods, sales should be reported on a net basis.

Tix Productions Inc.’s (TPI) operating units Magic Arts & Entertainment and NewSpace act as both presenter and promoters of productions, as well as agent. TPI’s revenues from live entertainment where it is acting as the producer or promoter are a function of a number of elements; revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the presenter or promoter it:

•	selects the suppliers or approves the selection of the supplier,
•	is the primary obligor with suppliers,
•	assumes credit risk,
•	directs the pricing of the tickets and
•	purchases the advertising.

EITF 99-19 states that above are indicators of ownership and would be evidence that revenues and related expenses should be recorded at gross. As the Company is acting as the principal in the transaction, i.e., it has the risks and rewards of ownership and has recorded the related revenues and expenses at gross. In other instances where we only receive a fee and are not the principal obligors to vendors we record these revenues at net. It is management’s belief that this is consistent with EITF abstract 99-19 “Reporting Revenues Gross as Principal Versus Net as an Agent.”

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

Capitalization of Theatrical Production Development Costs:

There is no accounting guidance related to the capitalization of theatrical production development costs. Therefore consistent with SOP 00-2 for the capitalization of certain film production and development costs and by analogy applied to theatrical productions, the Company capitalizes costs incurred in the development of its theatrical productions. Costs capitalized by the Company include, but are not limited to, payments to directors, authors, composers, crews and other expenses directly associated with bringing a production to market. Management periodically reviews each theatrical production and will write down or write-off those capitalized costs if management determines the likelihood those costs will be recouped or to receive earnings from all sources related to the production has diminished. The Company amortizes these capitalized costs when the production is open to the public or is licensed to a third party. At September 30, 2008, the Company had $459,000 of capitalized costs, of which $400,000 relates to the theatrical rights of 101 Dalmatians, and $59,000 relates to the theatrical rights of Bob the Builder, with both shows to begin staging in the second half of 2008 and 2009.

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

 The Company evaluates intangible assets for impairment, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing its net book value to the projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  At March 31, 2008, we relinquished our rights to purchase season tickets to Cleveland Browns and Cleveland Cavaliers games, acquired through the purchase of Tix4AnyEvent. As a result, a one-time charge of $25,000 was recorded to the amortization of intangible expense to reduce the value of the related intangible asset. There were no other indications of impairment based on management’s assessment at September 30, 2008.

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

Cash Concentrations:

The Company's cash balances on deposit in the United States (US) with banks are guaranteed up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. At September 30, 2008 the Company’s aggregate cash in excess of the FDIC insured amount was $2.7 million. In addition the Company had aggregate cash balances in Austria, Spain, and The United Kingdom of $365,000, $262,000, and $326,000, respectively, that were in excess of that respective countries equivalent of the US FDIC guarantee.

Foreign Currency:

Results of foreign operations are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those operations are translated into U.S. dollars using the exchange rates at the balance sheet date. The realized and unrealized exchange gains and losses were minor in 2007 and were $7,000 and $(44,000), respectively. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in operations. The Company began operating in the United Kingdom in November 2007, with the opening of its exhibit shop at the O2 for “Tutankhamen and The Golden Age of the Pharaohs.” Additionally, in March 2008, the Company opened a second exhibit shop in Vienna, Austria for “Tutankhamen and the World of the Pharaohs” and a third exhibit shop for “The Undersea Treasures of Egypt” in Madrid, Spain.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended September 30, 2008 and 2007, because the Company incurred a loss during these periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three and nine months ended September 30, 2008 and 2007. At September 30, 2008 we had outstanding warrants and stock options to acquire an aggregate of 3.9 million of which, 2.6 million were warrants to purchase shares of our common stock and 1.3 million were options to purchase shares of our common stock.

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

Advertising Costs:

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. For the three and nine months ended September 30, 2008 and 2007, advertising costs were $377,000 and $168,000, and $4.2 million and $597,000, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. There were no indications of impairment based on management’s assessment at September 30, 2008 or December 31, 2007.

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

Note 3. - Acquisitions

On January 2, 2008, the Company entered into separate letters of intent to acquire Magic Arts and Entertainment, LLC (Magic) and NewSpace Entertainment, LLC (NewSpace). As part of the letters of intent, the managements of Magic and NewSpace agreed to manage the operations of their respective companies for the benefit of the Company from January 2, 2008 until the transactions could be finalized. The managements of Magic and NewSpace were required to consult and obtain the approval of the management of the Company prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, the Company assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. As such, the Company has included the results of operation of Magic and NewSpace in its consolidated operations as of January 2, 2008, the date the company acquired effective control. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.

Magic Arts and Entertainment:

. Pursuant to the Merger Agreement and Plan of Merger, we paid to the two stockholders of Magic a total $2.1 million in cash and issued to them a total of 476,190 restricted shares of our common stock with a market value of $2.3 million. Additionally, we will be required to issue to the former Magic stockholders a total of up to 380,952 additional shares of our common stock if certain EBITDA milestones are achieved during the first thirty-six months. These milestones are based upon the results achieved by Tix Productions, Inc. (“TPI”), a wholly owned subsidiary of the Company that focuses on providing live entertainment.

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

Allocation of the Purchase Price of Magic Arts & Entertainment:

Tangible assets, net of liabilities assumed:	$143,000
Intangible assets:
Employment Agreement	1,775,000
Technology-based	5,000
Contract	476,000
Goodwill	2,017,000
Purchase price	$4,416,000

In conjunction with the completion of the Merger, we entered into written employment agreements with Joseph B. Marsh and Lee D. Marshall, the co-founders of Magic, under which they serve as the Co-Chief Executive Officers of TPI. The term of each of the employment agreements commenced on February 29, 2008 and will expire on February 28, 2011, unless sooner terminated in accordance with the applicable provisions of the employment agreement. Under the employment agreements, Mr. Marsh is entitled to an annual salary of $100,000 and Mr. Marshall is entitled to an annual salary of $300,000 that will increase by $25,000 each year during the term of the agreement. Mr. Marshall also is eligible to receive annual bonuses based upon TPI exceeding performance milestones specified in his employment agreement.

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

Under their employment agreements, each of Messrs. Marsh and Marshall agrees not to compete with us during the period from the date on which their employment with the Company is terminated for any reason through the fifth anniversary of such date.  Mr. Marsh was a shareholder of Tix prior to its acquisition of Magic and presently owns approximately 15% of Tix's common stock.

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

Allocation of the Purchase Price of NewSpace Entertainment:

Tangible assets, net of liabilities assumed:	$293,000
Intangible assets:
Licensing Contracts	64,000
Employment Agreements	1,698,000
Technology-based	5,000
Goodwill	1,953,000
Purchase price	$4,013,000

In conjunction with the completion of the Merger, we entered into written employment agreements with John Ballard, Steve Boulay and Bruce Granath, the three stockholders of NewSpace, pursuant to which they serve as President, Chief Operating Officer and Vice President - Marketing, respectively, at TPI. The term of each of the employment agreements commenced on March 11, 2008, and will expire on the third anniversary of such date, unless sooner terminated in accordance with applicable provisions of the employment agreements.

Mr. Ballard and Mr. Boulay are entitled under their respective employment agreements to an annual salary of $185,000. Under his employment agreement, Mr. Granath is entitled to an annual salary of $115,000. Each of Messrs. Ballard, Boulay and Granath are entitled to increases in their annual salaries of at least 3% per annum.

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

The unaudited pro forma financial information for the three and nine months ended September 30, 2007, combines the historical results for the Company for that period, with the historical results for the companies acquired as a separate entity for the similar period.

Pro forma:

	Nine months ended	Three months ended
	September 30, 2007	September 30, 2007
Total revenues	$30,073,000	$9,208,000
Net loss	$(15,261,000)	$(9,060,000)

Basic and diluted net loss per share	$(0.58)	$(0.24)

Note 4. Intangible Assets

The following table summarizes the original cost, the related accumulated amortization, and the net carrying amounts for the Company’s intangible assets at September 30, 2008.

	Estimated	Original	Accumulated	Net Carrying
	Useful Lives	Cost	Amortization	Amount
Marketing Based	3-6 years	$12,277,000	$2,367,000	$9,910,000
Contract commitments	3 years	6,794,000	1,647,000	5,147,000
Customer relationships	3 years	612,000	321,000	291,000
Technology Based	3 years	111,000	54,000	57,000
Intellectual property (e.g. domain names)	5 years	130,000	—	130,000
Goodwill	indefinite	31,085,000	—	31,085,000
Total		$51,009,000	$4,389,000	$46,620,000

Total amortization expense related to intangible assets for the three months ending September, 2008 and 2007 was $1,026,000 and $494,000, respectively. Total amortization expense for the nine months ended September 30, 2008 and 2007 was $3,013,000 and $579,000. Total estimated amortization expense with respect to intangible assets for the remainder of 2008 though 2013 is as follows:

Years Ending December 31,
Remaining 2008	$1,032,000
2009	3,984,000
2010	3,417,000
2011	2,827,000
2012	2,827,000
2013	1,311,000
Thereafter	137,000
Total	$15,535,000

Note 5. Obligations under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging from $33 to $1,767 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At September 30, 2008, monthly payments under these leases aggregated $5,000. The leases expire at various dates through 2013.

At September 30, 2008 and 2007, property and equipment included assets under capital leases of $408,000 and $386,000, less accumulated amortization of $268,000 and $237,000, respectively.

Minimum future payments under capital lease obligations for the remainder of 2008, and thereafter are as follows:

Years Ending December 31,
2008	$17,000
2009	64,000
2010	67,000
2011	9,000
2012	8,000
2013	3,000
Total payments	168,000
Less: amount representing interest	(28,000)
Present value of minimum lease payments	140,000
Less: current portion	(51,000)
Non-current portion	$89,000

Note 6. Related Party Transactions

In April, 2008, the Company agreed to advance $329,000, to a ticket vendor to allow the vendor to purchase season seats to the Detroit Tigers. In return the Company received 900 tickets to Detroit Tigers games of the Company’s choosing and a promissory note from the ticket vendor to repay the entire $329,000. Joseph Marsh, Co-CEO of Tix Productions, advanced the funds to the vendor and submitted a request for reimbursement of the funds. The funds were recorded as a liability at June 30, 2008 and Mr. Marsh was repaid in July 2008.

During 2008 and 2007, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation that provides tax advisory and preparation services to the Company. For the three and nine months ended September 30, 2008 we paid Mr. Frankel or his firm for tax preparation and advisory services $2,000 and $24,000 respectively. For the three and nine months ended September 30, 2007, we paid Mr. Frankel or his firm for tax preparation and advisory services $2,000 and $52,000 respectively.

Mr. Joseph Marsh, a greater than 10% shareholder of Tix, was a principal in Magic Arts and Entertainment - Florida, Inc., a company Tix acquired on January 1, 2008.  For more details regarding the purchase of Magic, see Note 3. -  Acquisitions.

Note 7. Stockholder’ equity

During the nine months ended September 30, 2008, the Company issued 86,136 shares of common stock to consultants in the amount of $424,000, issued 162,501 shares of common stock to officers and employees in the amount of $36,000, issued 1,326,059 of common stock upon exercise of options and warrants, in the amount of $54,000, issued 476,190 shares of common stock for the acquisition of Magic Arts and Entertainment (note 3), and issued 571,000 shares of common stock for the acquisition of New Space Entertainment (note 3).

In the third quarter of 2008, the Company’s board of directors authorized a share repurchase program. As of September 30, 2008 the Company repurchased 350,470 shares for gross proceeds of $1,128,000. Through October 31, 2008 the Company has repurchased 524,470 shares for gross proceeds of $1,611,000. The shares were repurchased at prices that range from $2.41 per share to $4.10 per share.

Note 8. Stock-Based Compensation Plans

The Company has various stock-based compensation plans, which are described below.

Consultant Stock Plan:

On December 11, 2003, the Company adopted the 2003 Consultant Stock Plan (the “Consultant Stock Plan”). The purpose of the Consultant Stock Plan is to advance the interests of the Company by helping the Company obtain and retain the services of persons providing consulting services upon whose judgment, initiative, efforts and/or services the Company is substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of capital stock of the Company. Consultants or advisors are eligible to receive grants under the stock plan program only if they are natural persons providing bona fide consulting services to the Company or its subsidiaries, with the exception of any services they may render in connection with the offer and sale of the Company’s securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for the Company’s securities.

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

On March 3, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,600,000 common shares issuable under the Consultant Stock Plan under the Securities Act of 1933. As of September 30, 2008, 715,243 common shares were reserved for issuance under the Consultant Stock Plan.

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

During the nine months ended September 30, 2008, the Company issued 25,000 options to purchase shares of its common stock under the 2004 Option Plan. As of September 30, 2008, options to purchase 138,000 shares of common stock were reserved for issuance under the 2004 Option Plan.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the “2004 Directors Option Plan”) for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 240,000 shares of the Company’s common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company’s common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. The Company  issued 50,000 options under the 2004 Directors Option Plan, during the nine months ended September 30, 2008.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007
Risk free rate of return	2.12% - 2.82%	4%
Option lives in years	3	6
Annual volatility of stock price	81.5% - 82.3%	112.5%
Dividend yield	0%	0%

Summary of Stock Options:

The intrinsic value of outstanding stock options at September 30, 2008 was $927,400, as compared to $1,848,000 at September 30, 2007. The intrinsic value of exercisable stock options at September 30, 2008 was $683,000, as compared to $868,000 at September 30, 2007. A summary of the combined stock options for the nine months ended September 30, 2008 for the three plans discussed above is as follows:

	Number of options	Weighted average exercise price
Balance outstanding, December 31, 2007	1,288,500	$5.24

Options granted	75,000	3.70
Options exercised	(100,500)	2.01
Options expired or forfeited	-	-

Balance outstanding, September 30, 2008	1,263,000	$5.41

Balance exercisable September 30, 2008	536,000	$4.66

Information relating to outstanding stock options at September 30, 2008, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$6.00 - $7.20	818,000	8.92	$7.01	316,000	$7.02
$4.00 - $5.99	145,000	5.89	$4.16	20,000	$4.30
$2.00 - $3.99	150,000	4.61	$3.07	50,000	$3.20
$0.22 - $1.99	150,000	0.92	$0.22	150,000	$0.22
	1,263,000	7.11	$5.41	536,000	$4.66

For the three months ended September 30, 2008 and 2007, the value of options vesting during the period was $408,000 and $506,000 respectively. For the nine months ended September 30, 2008 and 2007 the value of options vested during the period was $1.2 million and $733,000, respectively. As of September 30, 2008, the Company has outstanding unvested options with future compensation costs of $2.9 million, which will be recorded as compensation cost as the options vest over their remaining average life of 7.11 years.

The assumptions used in calculating the fair value of the warrants granted during 2008, using the Black-Scholes option-pricing model were as follows: risk free interest rate - 2.28% - 2.60%; expected life - 2 - 3 years; estimated volatility - 82.3%; dividends - $0.

In conjunction with a consulting agreement, the Company issued 150,000 warrants, of which 50,000 vested immediately. The remaining 100,000 warrants vest over six months, which is the term of the consulting agreement. The consulting agreement may be terminated at any time and therefore the related consulting expense on these 100,000 warrants is being recognized over the life of the contract.

A summary of warrant activity for the nine months ended September 30, 2008 is as follows:

	Number of warrants	Weighted average exercise price
Balance outstanding, December 31, 2007	3,972,007	$3.47

Warrants granted	150,000	$4.00
Warrants exercised	(1,400,000)	$0.50
Warrants expired	(50,000)	$0.50
Balance outstanding, September 30, 2008	2,672,007	$5.11

The intrinsic value of outstanding warrants at September 30, 2008 was $407,000, as compared to $12.5 million at September 30, 2007. Information relating to outstanding warrants at September 30, 2008, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$2.00 - $5.50	2,522, 007	1.09	$5.38	2,438,673	$5.43
$0.36 - $1.99	150,000	3.19	$0.49	150,000	$0.49
	2,672,007	1.15	$5.14	2,588,673	$5.14

Note 9. Income Taxes

At September 30, 2008, the Company had Federal net operating loss carryforwards of approximately $26.3 million expiring beginning in 2008 in varying amounts through 2027. The Company also had California state net operating loss carryforwards of approximately $700,000. In October, 2008 California temporarily suspended use of net operating losses for 2008 and 2009, and the California state net operating losses expire beginning in 2015 in varying amounts through 2018.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profits, as such, the Company recorded a 100% valuation allowance against its net deferred tax assets as of September 30, 2008 and 2007.

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at September 30, 2008 and 2007 are presented below:

	September 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$9,190,000	$6,262,000
Use of NOL	-	-
Less: Valuation allowance	(9,190,000)	(6,262,000)
Net deferred tax asset	$-	$-

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at September 30, 2008 and 2007. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Nine months ended September 30,
	2008	2007
Tax benefit at statutory rate	(35)%	(35)%

Adjustments to change in valuation allowance	35	35
Effective tax rate	-%	-%

Note 10. Segment Reporting

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

The Company provides exhibit and event merchandising through its wholly-owned subsidiary Exhibit Merchandising, LLC (EM), which was acquired August 8, 2007. EM provides retail specialty stores with branded merchandise for touring museum exhibitions and touring theatrical productions. EM owns and operates complete turn-key retail stores with commercially-available and extensive custom-branded products for sale in addition to professional management that complements the exhibition or theatrical production it represents. It operates the stores in space provided in conjunction with the exhibit. To date, revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.”

January 2, 2008, the Company began operating two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). The Company has combined the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies under a single entity, we will be able to leverage resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of their marketplace recognition.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis. Information related to these operating segments is as follows:

Consolidating Statement of Operations (unaudited)
Three months ended September 30,

	Ticketing	Exhibit	Live	Corporate	Consolidated
	Services	Merchandising	Entertainment	Expenses	and Combined
2008
Revenue	$3,737,000	$2,419,000	$2,683,000	$-	$8,839,000
Direct operating expenses	1,473,000	1,401,000	2,253,000	-	5,127,000
Selling, general and administrative expenses	690,000	827,000	695,000	1,414,000	3,626,000
Depreciation and amortization	52,000	796,000	235,000	68,000	1,151,000
Operating income (loss)	$1,522,000	$(605,000)	$(500,000)	$(1,482,000)	$(1,065,000)

Total assets	$2,956,000	$45,445,000	$11,071,000	$990,000	$60,462,000

2007
Revenue	$3,356,000	$2,346,000	$-	$-	$5,702,000
Direct operating expenses	3,002,000	1,492,000	-	-	4,494,000
Selling, general and administrative expenses	769,000	236,000	-	8,173,000	9,178,000
Depreciation and amortization	49,000	449,000	-	77,000	575,000
Operating income (loss)	$(464,000)	$169,000	$-	$(8,250,000)	$(8,545,000)

Total assets	$2,935,000	$47,043,000	$-	$3,824,000	$53,802,000

Consolidating Statement of Operations (unaudited)
Nine months ended September 30,

	Ticketing	Exhibit	Live	Corporate	Consolidated
	Services	Merchandising	Entertainment	Expenses	and Combined
2008
Revenue	$10,100,000	$8,501,000	$30,265,000	$-	$48,866,000
Direct operating expenses	4,283,000	5,082,000	24,816,000	-	34,181,000
Selling, general and administrative expenses	1,903,000	2,873,000	4,231,000	4,315,000	13,322,000
Depreciation and amortization	153,000	2,376,000	609,000	237,000	3,375,000
Operating income (loss)	$3,761,000	$(1,830,000)	$609,000	$(4,552,000)	$(2,012,000)

Total assets	$2,956,000	$45,445,000	$11,071,000	$990,000	$60,462,000

2007
Revenue	$9,815,000	$2,346,000	$-	$-	$12,161,000
Direct operating expenses	6,627,000	1,492,000	-	-	8,119,000
Selling, general and administrative expenses	1,801,000	236,000	-	16,479,000	18,516,000
Depreciation and amortization	140,000	449,000	-	168,000	757,000
Operating income (loss)	$1,247,000	$169,000	$-	$(16,647,000)	$(15,231,000)

Total assets	$2,935,000	$47,043,000	$-	$3,824,000	$53,802,000

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

Executive Overview

During the third quarter of 2008, we continued to execute our strategy to improve and build our operations comprised of Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions, Inc. (TPI). The highlights for each of our segments for the first three quarters of 2008 were as follows:

Tix4Tonight

•
For the three and nine months ended September 30, 2008, Tix4Tonight sold 283,000 tickets and 758,000 tickets, respectively. These ticket sales represented an increase of 105,000 tickets and 269,000 tickets over the prior year’s comparable three and nine month periods and reflected a 59% and 55% increase over the respective prior year’s period ticket sales.

•
For the three and nine months ended September 30, 2008, Tix4Tonight sold tickets with a value of $14.0 million and $37.4 million, respectively. The value of the tickets sold represented an increase of $5.9 million and $14.7 million over prior year’s comparable three and nine month periods and reflected a 73% and 65% increase over the respective prior year’s period ticket sales.

Exhibit Merchandising

•
EM opened its second foreign gift shop. The second gift shop was for “Tutankhamun and the World of the Pharaohs” in Vienna, Austria at the Kunsthistorisches Museum. Tutankhamun operated at the Kunsthistorisches Museum from March 2008 until September 2008. In October 2008 the exhibition was moved to Atlanta, Georgia where it is scheduled to open November 14, 2008.

•
EM negotiated a new contract with HILTI Arts & Cultute GmbH to operate its exhibit “Egypt’s Sunken Treasures,” in Madrid, Spain and opened its third foreign gift shop. This exhibit opened April 15, 2008 and was scheduled to operate through September 2008, and has been extended through December 31, 2008.

Live Entertainment

•
Live Entertainment acquired Magic Arts & Entertainment - Florida, Inc. (Magic) and NewSpace Entertainment, Inc. (NewSpace). Both Magic and NewSpace are independent presenters and producers of live theater and concerts with a history of working together. We believe that by combining the operations of the two companies under a single entity, we will better leverage our resources, and gain operating efficiencies.

•	Tix Productions, Inc. entered into a two year producing partnership with Manheim Steamroller. Manheim Steamroller’s seven Christmas Albums have sold more than 35 million copies.

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

The Company’s HalfPriceTickets.com will recognize as revenue the commissions and the related transaction fees earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. HalfPriceTickets.com does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale.

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

In January, 2008, the Company began its live entertainment segment. Revenue from the presentation and production of an event is recognized after the performance occurs upon settlement of the event; however any profits related to these tours is recognized after minimum revenue thresholds, if any have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the tour’s season or the term of the contract. We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

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

The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  There were no indications of impairment based on management’s assessment at December 31, 2007 or September 30, 2008.

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

Consolidated Results of Operations -
Three and Nine months ended September 30, 2008 compared to the Three and Nine months ended September 30, 2007:

Consolidated Results of Operations:

Results of Operations:

Consolidated Results of Operations

	Three Months Ended September 30,		% change 2008 v	Nine Months Ended September 30		% change 2008 v
	2008	2007	2007	2008	2007	2007

Revenue	$8,839,000	$5,702,000	55%	$48,866,000	$12,161,000	302%

Operating Expenses:
Direct operating expenses	5,127,000	4,494,000	14%	34,181,000	8,119,000	321%
Selling, general and administrative expenses	2,212,000	1,005,000	120%	9,007,000	2,037,000	342%
Depreciation and Amortization	1,151,000	575,000	100%	3,375,000	757,000	346%
Corporate expenses	1,414,000	8,173,000	-83%	4,315,000	16,479,000	-74%

Operating Loss	(1,065,000)	(8,545,000)	-88%	(2,012,000)	(15,231,000)	-87%
Operating Margin	-12%	-150%		-4%	-125%

Interest expense	(5,000)	(53,000)		(15,000)	(99,000)

Interest income	7,000	60,000		52,000	72,000

Other income (expense) - net	77,000	28,000		285,000	31,000
Loss before income taxes	(986,000)	(8,510,000)		(1,690,000)	(15,227,000)

Income tax expense	-	-		-	-

Net Loss	$(986,000)	$(8,510,000)		$(1,690,000)	$(15,227,000)

Three Months Ended September 30, 2008 and 2007:

Revenues.

The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues we also offer discount dinner reservations and golf tee times. Additionally, with the formation of Exhibit Merchandising, LLC “EM”, from the assets acquired from Exhibit Merchandising, LLC (Ohio), we earn revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Additionally, through our live entertainment segment we earn revenues from the presentation and production of an event, as well as sponsorship and ancillary revenues. Our revenues for the three months ended September 30, 2008 and 2007 were $8.8 million and $5.7 million, respectively. Our revenues increased $3.1 million, or 55%, during the three months ended September 30, 2008 as compared to the same period of the prior year due to acquisitions. During the three months ended September 30, 2008 the Company realized $5.6 million of revenues from operations that it purchased over the last fifteen months including AnyEvent, Exhibit Merchandising, Magic Arts & Entertainment and NewSpace Entertainment. For the three months ended September 30, 2007 the Company realized $4.2 million from operations that it purchased over the last fifteen months.

More detailed explanations of the three and nine months ended September 30, 2008 and 2007 changes are included in the applicable segment discussions following.

Direct operating expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct Costs of Revenues for the three months ended September 30, 2008 were $5.1 million and $4.5 million for the three months ended September 30, 2007. Our operating expenses increased $1 million or 14% during the three months ended September 30, 2008 as compared to the same period of the prior year primarily as a result of a 55% increase in revenues. Additionally, the companies that we acquired have higher direct cost of goods and services than our discount ticketing operations, which was approximately half of our source of revenue during the three months ended September 30, 2007.

Operating Segment Selling, General and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities. Our operating segment selling, marketing and administrative expenses for the three months ended September 30, 2008 and 2007 were $2.2 million and $1.0 million, respectively. Our selling, general and administrative expenses increased $1.2 million or 120%, during the three months ended September 30, 2008 as compared to the same period of the prior year due to increases in selling, marketing and administrative expenses related to the four acquisitions that have occurred in the last fifteen months.

More detailed explanations of the three months ended September 30, 2008 and 2007 changes are included in the applicable segment discussions following.

Corporate expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses for the three months ended September 30, 2008 and 2007 were $1.4 million and $8.2 million, respectively. Corporate expenses decreased $ 6.8 million for the three months ended September 30, 2008, as compared to same period of the prior year. This decrease in corporate expenses is the result of a decline of $6.4 million in aggregate business consulting fees incurred in 2007 for which there is no corresponding expense in 2008. The 2007 consulting expense was the result of the issuance of $6.4 million of stock based compensation given to consultants related to our ticketing services business. Other changes were a decrease in employee expenses of $500,000, and an increase of $100,000 in fees to the Board of Directors. The $600,000 decrease in corporate employee expenses relates to non cash compensation of $1 million paid in 2007 and not repeated in 2008 offset by a $400,000 increase in accounting and management personnel that have been added to support the increased level of corporate activity.

Depreciation and Amortization

Our depreciation and amortization was $1.2 million and $600,000 for the three months ended September 30, 2008 and 2007 respectively. The increase of $600,000 in depreciation and amortization expense in 2008 primarily reflects a $500,000 increase in amortization expense and a $100,000 increase in depreciation expense. The increase in amortization expense relates primarily to the $19.9 million of intangible assets we have recorded related to our acquisitions of AnyEvent, Exhibit Merchandising, Magic and NewSpace during the last fifteen months, of which $15.5 million will be amortized over the next twelve to seventy-five months.

Other Income and (Expense)

Other Income and Expense was immaterial for all periods presented.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Nine months ended September 30, 2008 and 2007:

Revenues.

Our revenues for the nine months ended September 30, 2008 and 2007 were $48.8 million and $12.2 million, respectively. Our revenues increased $36.7 million, or 302%, during the nine months ended September 30, 2008 as compared to the same period of the prior year due to acquisitions. During the nine months ended September 30, 2008 the Company realized $40 million of revenues from operations that it purchased in the last fifteen months including AnyEvent, Exhibit Merchandising, Magic Arts & Entertainment and NewSpace Entertainment. The corresponding amount of realized revenues from operations purchased was $6.7 million in 2007.

More detailed explanations of the nine month periods ended September 30, 2008 and 2007 changes are included in the applicable segment discussions following.

Direct operating expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct Costs of Revenues were $34.1 million for the nine months ended September 30, 2008 as compared to $8.1 million for the nine months ended September 30, 2007. Our operating expenses increased $26 million or 321% during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily as a result of a 360% increase in revenues. Additionally, the companies that we acquired have higher direct cost of goods and services than our discount ticketing operations, which was our primary source of revenue during the nine months ended September 30, 2007.

More detailed explanations of the nine months ended September 30, 2008 and 2007 are included in the applicable segment discussions following.

Operating Segment Selling, General and Administrative Expenses

Operating segment selling, marketing and administrative expenses, excluding those expenses that relate to activities at or directed by our executive offices, include advertising and promotional costs related to the company’s business activities. Our operating segment selling, marketing and administrative expenses were $9 million for the nine months ended September 30, 2008, as compared to $2.0 million for the nine months ended September 30, 2007. Our selling, general and administrative expenses increased $7 million or 350%, during the nine months ended September 30, 2008 as compared to the same period of the prior year due to increases in selling and administrative expenses related to the four acquisitions.

More detailed explanations of the nine months ended September 30, 2008 and 2007 are included in the applicable segment discussions following.

Corporate expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses for the nine months ended September 30, 2008 and 2007 were $4.3 million and $16.5 million, respectively. Corporate expenses decreased $12.2 million for the nine months ended September 30, 2008, as compared to the same period of the prior year. This decrease in corporate expenses is the result of a decline of $13.4 million of consulting costs incurred in 2007 for which there is not corresponding expense in 2008. The 2007 consulting expense was the result of the issuance of $11.8 million of stock based compensation and $1.6 million in cash compensation, given to consultants related to our ticketing services business. Offsetting the decrease in corporate consulting expenses was an increase in employee expenses of $433,000, and NASDAQ listing fees and expenses of $207,000, as well as $116,000 in other miscellaneous expenses. The $433,000 increase in corporate employee expenses relates to an increase in accounting and management personnel that have been added to support the increased level of corporate activity.

Depreciation and Amortization

Our depreciation and amortization was $3.4 million and $800,000 for the nine months ended September 30, 2008 and 2007 respectively. The increase of $2.6 million in depreciation and amortization expense in 2008, primarily reflect a $2.4 million increase in amortization expense and a $182,000 increase in depreciation expense. The increase in amortization expense relates primarily to the $19.9 million of intangible assets we have recorded related to our acquisitions of AnyEvent, Exhibit Merchandising, Magic and NewSpace during the last fifteen months, of which $15.5 million will be amortized over the next twelve to sixty months.
.
Other Income and (Expense)

Other Income and Expense was immaterial for all periods presented.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Ticketing Services:

Our Ticketing Services segment operating results were as follows:

Segment Reporting (T4T, AE)

	Three Months Ended September 30,		% Change 2008 v	Nine Months Ended September 30,		% Change 2008 v
	2008	2007	2007	2008	2007	2007

Revenue	$3,737,000	$3,356,000	11%	$10,100,000	$9,815,000	3%
Operating Expenses:
Direct operating expenses	1,473,000	3,002,000	-51%	4,283,000	6,627,000	-35%
Selling, general and administrative expenses	690,000	769,000	-10%	1,903,000	1,801,000	6%
Depreciation and amortization	52,000	49,000	6%	153,000	140,000	9%
Operating income	$1,522,000	$(464,000)	-428%	$3,761,000	$1,247,000	202%
Operating margin	41%	-14%		37%	13%

Three months ended September 30, 2008 and 2007:

Revenues:

Ticketing Services has two operating units: Tix4Tonight, our discount ticket seller and AnyEvent our premium ticketing operation. The Ticketing Service segment earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offer discount dinner reservations and golf tee times. Ticketing Services revenues were $3.7 million for the three months ended September 30, 2008 as compared to $3.3 million for the three months ended September 30, 2007. Our revenues increased $400,000, or 11%, during the three months ended September 30, 2008 as compared to the same period of the prior year. The increase in Ticketing Service revenues is the result of a $1.8 million increase in Tix4Tonight revenues and a $200,000 increase in ancillary revenues i.e. the sale of dinner reservations and tee times, offset by a $1.6 million decline in revenues in AnyEvent.

Tix4Tonight:

Tix4Tonight revenues for the three month ended September 30, 2008 and 2007 were $3.2 million and $1.4 million, which resulted in an increase of $1.8 million or 128% in 2008 as compared to the same period in 2007. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2008 as compared to 2007. The average selling price per ticket in 2008 was $49.67 per ticket, which represented an increase of $4.02 per ticket or 8.8% as compared to $45.65 per ticket in 2007. Tix4Tonight discount tickets sold increased 105,000 tickets or 59% to 283,000 discounted show tickets for the three months ended September 30, 2008. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $14.1 million for the three months ended September 30, 2008, as compared to $8.1 million for the three months ended September 30, 2007 or a 74% increase. Lastly, during the three months ended September 30, 2008, revenues from miscellaneous sources of income including discount golf, and dinner reservations increased by $200,000, to $300,000 or 200%.

AnyEvent:

AnyEvent sells premium tickets to concerts, theatre shows and sporting events. AnyEvents revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events. AnyEvent revenues for the three months ended September 30, 2008 and 2007 were $300,000 and $1.9 million respectively. The $1.6 million decline in revenues is the result of two factors: First, management has made the decision to change from a retail ticket seller to the public to a wholesaler of tickets, that is our clients are national retail brokers. As a result of this change we are assuming less risk and have been able to reduce our overhead and increase the likelihood of profitability. Second, during the third quarter of 2007, the Company participated in the distribution of premium tickets to several major concerts for which there was no corresponding activity in 2008. Management expects that AnyEvent’s revenues will decline in 2008 as compared to 2007, but expects its net income to be greater with the reduction of risk and a more measured approach in participating in the sale and distribution of premium tickets to concerts, theatre shows and sporting events.

Direct operating expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct Costs of revenues for the three months ended September 30, 2008 and 2007 were $1.5 million and $3.0 million, respectively, which represented a decrease in direct operating expenses of $1.5 million or 50%. Direct operating expenses decreased to 39% of revenues in 2008, as compared to 89% of revenues in 2007. The lower operating expenses were reflective of the higher revenues from our existing discount ticket operations, higher cost per ticket and lower margins related to our premium ticket business, AnyEvent, and the opening of our fifth ticket booth location during the fourth quarter 2007 that is not reflected in the third quarter of 2007.

Selling, General and Administrative Expenses

Marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 were $700,000 and $800,000, respectively. Our selling, marketing and general and administrative expenses decreased $100,000 or 12.5%, during the three months ended September 30, 2008 and is associated with an increase of $100,000 at Tix4Tonight offset by a decrease of $200,000 at AnyEvent. These changes are reflective of the increased revenue activity at Tix4Tonight and decreased revenue activity at AnyEvent. Selling, marketing and administrative expenses were 18% percent of revenues during the three months ended September 30, 2008 as compared to 23% during the three months ended September 30 2007.

Depreciation and amortization

Depreciation and amortization expense incurred during the three months ended September 30, 2008 was $52,000 and we expect to incur a similar level of depreciation and amortization for the foreseeable future.

Nine months ended September 30, 2008 and 2007:

Ticketing Services revenues were $10.1 million for the nine months ended September 30, 2008 as compared to $9.8 million for the nine months ended September 30, 2007. Our revenues increased $300,000, or 3%, during the nine months ended September 30, 2008 as compared to the same period of the prior year. The increase in Ticketing Service revenues is the result of a $3.3 million decline in revenues at AnyEvent, which was offset by a $3.2 million increase in Tix4Tonight revenues and a $200,000 increase in ancillary revenues i.e. the sale of dinner reservations and golf tee times.

Tix4Tonight:

Tix4Tonight revenues for the nine months ended September 30, 2008 and 2007 were $8.3 million and $5.1 million, an increase of $3.2 million or 63% in 2008 as compared to the same period in 2007. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2008 as compared to 2007 revenue. The average selling price per ticket in 2008 was $49.39 per ticket, which represented an increase of $2.92 per ticket or 6% as compared to $46.47 per ticket in 2007. Tix4Tonight discount tickets sold increased 269,000 tickets or 55% to 758,000 discounted show tickets for the nine months ended September 30, 2008. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $37.4 million for the nine months ended September 30, 2008, as compared to $22.7 million for the nine months ended September 30, 2007. Lastly, during the nine months ended September 30, 2008, revenues from miscellaneous sources of income including discount golf and dinner reservations increased by $200,000, to $1.0 million or 31%.

AnyEvent:

AnyEvent revenues for the nine months ended September 30, 2008 and 2007 were $1.1 million and $4.4 million, respectively. The $3.3 million decline in revenues is the result of several factors: First, management has made the decision to change from a retail ticket seller to the public to a wholesaler of tickets, that is our clients are national retail ticket brokers. As a result of this change we are assuming less risk, and have been able to reduce our overhead and increase the likelihood of profitability. Second, during the second quarter of 2007 the Company participated in the distribution of premium tickets to two major boxing matches for which there was no corresponding event in 2008. Third, during the third quarter of 2007 we sold tickets for concerts for which there is no corresponding activity in the third quarter of 2008. Management expects that AnyEvent’s revenues will decline in 2008 as compared to 2007, but expects its net income to be greater with the reduction of risk and a more measured approach in participating in the sale and distribution of premium tickets to concerts, theatre shows and sporting events.

Direct operating expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct Costs of revenues for the nine months ended September 30, 2008 and 2007 were $4.3 million and $6.6 million, respectively, which represented a decrease in direct operating expenses of $2.3 million or 35%. Direct operating expenses decreased to 42% of revenues in 2008, as compared to 68% of revenues in 2007. The lower operating expenses were reflective of the higher revenues from our existing discount ticket operations, higher cost per ticket and lower margins related to our premium ticket business, AnyEvent, and the opening of our fifth ticket booth location during the fourth quarter 2007 that is not reflected in the first three quarters of 2007.

Selling, Marketing and Administrative Expenses

Marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, marketing and administrative expenses for the nine months ended September 30, 2008 and 2007 were $1.9 million and $1.8 million, respectively. Our selling, marketing and general and administrative expenses increased $100,000 or 6%, during the nine months ended September 30, 2008 . The 6% increase in selling, marketing and general administrative expenses is reflective of the relatively fixed cost of the administrative expense portion of the Ticketing Services operations.

Depreciation and amortization

Depreciation and amortization expense incurred during the nine months ended September 30, 2008 was $153,000 and we expect to incur a similar level of depreciation and amortization for the foreseeable future.

Segment Reporting - Exhibit Merchandising

	Three Months Ended September 30,		% Change 2008 v	Nine Months Ended September 30,		% Change 2008 v
	2008	2007	2007	2008	2007	2007

Revenue	$2,419,000	$2,346,000	3%	$6,082,000	$2,346,000	159%
Operating Expenses:
Direct operating expenses	1,401,000	1,492,000	-6%	3,681,000	1,492,000	147%
Selling, general and administrative expenses	827,000	236,000	250%	2,046,000	236,000	767%
Depreciation and amortization	796,000	449,000	77%	1,580,000	449,000	252%

Operating loss	$(605,000)	$169,000	-458%	$(1,225,000)	$169,000	-825%
Operating margin	-25%	7%		-20%	7%

Exhibit Merchandising was acquired in August 2007; therefore the comparable results for the three months ended September 30, 2007 are the same as for the nine months ended September 30, 2007.

Three Months Ended September 30, 2008 and 2007:

Revenues.

EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially available and extensive custom-branded product for sale. It operates the stores in space rented in conjunction with the exhibit. During the three months ended September 30, 2008 and 2007, EM generated $2.4 million and $2.3 million in revenues, respectively. Revenue is derived from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” closed at the “02” in London England in August 2008 and opened in October 2008 in Dallas, Texas., ”Tutankhaman and the Golden King and the Great Pharoahs” continued in Vienna, Austria through September 30, 2008, when it closed. It is moving to Atlanta, Georgia, where it will open November 15, 2008. Additionally, in April 2008, we opened a gift shop in Madrid, Spain related to the exhibit “Egyptian Undersea Treasures”, and this exhibit is expected to run through December 15, 2008.

Direct operating expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses were $1.4 million or 58% of revenues for the three months ended September 30, 2008 and $1.5 million or 64% of revenues for the three months ended September 30, 2007.
Statement of Financial Accounting Standard No. 141 “Business Combinations” (SFAS 141) requires an acquiring Company to record any inventory acquired at its fair market value adjusted for certain related period expenses, such as warehousing and selling costs. At the time we acquired EM, we increased the value of the inventory on hand by $485,000 using a methodology that we believe to be consistent with SFAS 141. Therefore, we realized lower margins as this inventory was sold, than we would on inventory acquired from vendors. EM’s cost of goods sold during the three months ended September 30, 2008 reflects a charge of approximately $40,000 related to this increase in the inventory on hand at the time we acquired EM. At September 30, 2008, the SFAS 141 fair market adjustment is fully amortized.

Selling, Marketing and Administrative Expenses

EM’s selling, marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. EM’s selling, marketing and administrative expenses were $827,000 or 34% of revenues and $236,000 or 10% of revenues, respectively. The increase is primarily a result of increased payroll of approximately $600,000. In the third quarter of 2008 we had exhibits in the US, London (England), Madrid (Spain), and Vienna (Austria), while in 2007 all our Exhibits were located in the US.

Depreciation and amortization

Depreciation and amortization expense incurred during the three months ended September 30, 2008 and 2007 was $796,000 and $449,000, respectively, and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. During the three months ended September 30, 2008 amortization and depreciation expense was $730,000 and $66,000 respectively. We expect these levels of depreciation and amortization to continue through 2010.

Nine months ended September 30, 2008 and 2007:

Revenues.

During the nine months ended September 30, 2008 and 2007, EM earned $6.1million and $2.3 million, respectively, in revenues from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” closed at the “02” in London England in August 2008 and opened in October 2008 in Dallas, Texas., ”Tutankhaman and the Golden King and the Great Pharoahs” continued in Vienna, Austria through September 30, 2008, when it closed. It is moving to Atlanta Georgia, where it will open November 15, 2008. Additionally, in April 2008, we opened a gift shop in Madrid, Spain related to the exhibit “Egyptian Undersea Treasures”, and this exhibit is expected to run through December 15, 2008.

Direct operating expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses for the nine months ended September 30, 2008 and 2007, were $3.7 million or 61% of revenues for, 2008 and $2.3 million or 64% of revenues, respectively. Our operations for the nine months ended September 30, 2007 are for the period of August, 2007 through September 30, 2007, as a result of our Acquisition of Exhibit Merchandising in August 2007.

Statement of Financial Accounting Standard No. 141 “Business Combinations” (SFAS 141) requires an acquiring Company to record any inventory acquired at its fair market value adjusted for certain related period expenses, such as warehousing and selling costs. At the time we acquired EM we increased the value of the inventory on hand by $485,000 using a methodology that we believe to be consistent with SFAS 141. Therefore, we will realize lower margins as this inventory is sold, than we would on inventory acquired from vendors. EM’s cost of goods sold during the nine months ended September 30, 2008 reflects a charge of approximately $283,000 related to this increase in the inventory on hand at the time we acquired EM. At September 30, 2008, the SFAS 141 fair market adjustment is fully amortized.

Selling, Marketing and Administrative Expenses

EM’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. For the nine months ended September 30, 2008 and 2007, EM’s selling, marketing and administrative expenses were $2.0 million or 34% of revenues and $236,000 or 19% of revenues, respectively. Our operations for the nine months ended September 30, 2007 are for the period of August, 2007 through September 30, 2007, as a result of our Acquisition of Exhibit Merchandising in August 2007.

Depreciation and amortization

Depreciation and amortization expense incurred during the nine months ended September 30, 2008 and 2007 was $1.6 million and $449,000, respectively, and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. We expect these levels of depreciation and amortization to continue through 2010.

Live Entertainment:

Live Entertainment:

Our Live Entertainment segment operating results were as follows:

Segment Reporting-Tix Productions

	Three Months Ended September 30,		% Change 2008 v	Nine Months Ended September 30,		% Change 2008 v
	2008	2007	2007	2008	2007	2007

Revenue	$2,683,000	$-	N/A	$30,265,000	$-	N/A
Operating Expenses:
Direct operating expenses	2,253,000	-	N/A	24,816,000	-	N/A
Selling, general and administrative expenses	695,000	-	N/A	4,231,000	-	N/A
Depreciation and amortization	235,000	-	N/A	609,000	-	N/A

Operating income (loss)	$(500,000)	$-	N/A	$609,000	$-	N/A
Operating margin	-19%	N/A		2%	N/A

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

Three Months Ended September 30, 2008:

Revenues.

During the three months ended September 30, 2008, revenues from our Live Entertainment operations were $2.7 million. Revenues from live entertainment are a function of a number of elements: revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these revenues at gross. In other instances where we only receive a fee and are not the principal obligors to vendors we record these revenues at net. It is management’s belief that this is consistent with EITF abstract 99-19 “Reporting Revenues Gross as Principal Versus Net as an Agent.” Revenues from our Live Entertainment operations are seasonal with the first and fourth quarters being traditionally the strongest.

Direct Operating Expenses

During the three months ended September 30, 2008, direct operating expense was $2.3 million or 85% of revenues. Expenses that would be characterized as direct operating expenses include the guarantees, profit sharing and royalties paid directly to the touring productions, direct expenses of the theater which include staffing, rent and box office charges, marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. Live Entertainment’s administrative expenses were $700,000 million or 30% of revenues.

Depreciation and amortization

Depreciation and amortization expense incurred during the three months ended September 30, 2008 was $235,000 and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for 2009.

Nine months ended September 30, 2008:

Revenues.

During the nine months ended September 30, 2008, revenues from our Live Entertainment operations were $30.3 million. Revenues from live entertainment are a function of a number of elements: revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising the Company records these revenues at gross. In other instances where we only receive a fee and are not the principal obligors to vendors we record these revenues at net. It is management’s belief that this is consistent with EITF abstract 99-19 “Reporting Revenues Gross as Principal Versus Net as an Agent.” Revenues from our Live Entertainment operations are seasonal with the first and fourth quarters being traditionally the strongest.

Direct Operating Expenses

During the nine months ended September 30, 2008, direct operating expense was $24.8 million or 83% of revenues. Expenses that would be characterized as direct operating expenses include the guarantees, profit sharing and royalties paid directly to the touring productions, direct expenses of the theater which include staffing, rent and box office charges, marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. Live Entertainment’s administrative expenses which were $4.2 million or 14% of revenues.

Depreciation and amortization

Depreciation and amortization expense incurred during the nine months ended September 30, 2008 was $609,000 and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for 2009.

Liquidity and Capital Resources:

Summary of consolidated cash flows:

	For The Nine Months Ended September 30,
	2008	2007

Net cash provided by (used in) operating activities	$2,627,000	$(2,509,000)

Net cash used in investing activities	$(3,623,000)	$(12,279,000)

Net cash provided by financing activities	$(1,108,000)	$17,946,000

Effect of exchange rate on cash	$(159,000)	$-
Change in cash:
Net (decrease) increase	(2,263,000)	3,158,000
Balance at beginning of period	7,417,000	1,944,000
Balance at end of period	$5,154,000	$5,102,000

At September 30, 2008, we had cash of $5.2 million and total assets of $60.5 million compared to $7.4 million and $55.2 million, respectively, at December 31, 2007. Our working capital totaled $7.1 million at September 30, 2008, compared to $8.9 million at December 31, 2007. We had no debt for the nine months ended September 30, 2008 and the year-ended December 31, 2007.

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from the selling of equity securities and to a much lesser extent upon proceeds received upon the exercise of options and warrants, as well as borrowings from related and unrelated parties. We will need to incur debt or issue equity to make other strategic acquisitions. We have no commitments from third parties to provide us with any additional future financing, and may not be able to obtain future financing on favorable terms.

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

Our revenues and cash fluctuate based upon the seasonality of our various businesses. Examples of seasonality of our businesses include Ticketing Services, which reports slightly greater revenues in the third and fourth quarters than those reported in the first half of the year. Our Live Entertainment segment expects to record the majority of its revenues in the first and fourth quarters. Exhibit Merchandising and AnyEvent are not subject to seasonal fluctuation, but other factors. Exhibit Merchandising is less subject to seasonal fluctuations in revenues than our other businesses. EM is however, subject to revenue fluctuations as a result of exhibits that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. We expect cash flows from operations and other financing alternatives, to satisfy working capital, and capital expenditures for at least the succeeding year.

Operating Activities:

Cash flows from operations were $2.6 million for the nine months ended September 30, 2008, compared to cash used in operations of $2.5 million for the nine months ended September 30, 2007. The $12.6 million increase in cash flows provided from operations was the result of a net loss in 2008 of $1.7 million, as compared to a net loss in 2007 of $15.2 million, and adjustments for non-cash items and changes in accounts reflecting operating activities. Significant items adjusting net loss in 2008 were a $155,000 decrease in accounts receivable, a $1.3 million increase in prepaid expenses and other current assets, a $482,000 increase in capitalized theatrical costs, deposits and other assets which was off-set by a $515,000 increase in accounts payable, a $184,000 increase in deferred revenue, $3.4 million of amortization and depreciation expense and $1.8 million of fair value of common stock issued for services. During 2007, items adjusting the net loss included a $13.1 million of common stock, warrants and stock options issued for services, which was offset by increases of $219,000 in deferred revenue, $30,000 in accounts receivable, $535,000 in inventory, $313,000 in prepaid expenses and other assets, offset by a decrease in accounts payable and accrued expenses of $54,000. The remaining amounts relate to operating accounts that are reflective of the level and timing of activity that occurred during the period, e.g., accrued liabilities.

Cash Flows from Investing Activities:

Acquisitions

During the nine months ended September 30, 2008 and 2007 we used $3.6 million and $12.3 million related to investing activities. Effective January 2, 2008, we acquired through merger Magic and NewSpace. As consideration for the acquisition of Magic, the Company paid $2.0 million, net of cash acquired and issued 476,190 shares of stock that had market value of $2.3 million, which approximated the fair market value of the shares at the time of issuance. As consideration for the acquisition of NewSpace, the Company paid $1.7 million, net of cash acquired and issued 571,428 shares of stock that had market value of $2.7 million, which approximated the fair market value of the shares at the time of issuance. During the nine months ended September 30, 2007 the Company paid $396,000 for AnyEvent and the related inventory. We paid $11.4 million in cash for substantially all the assets of Exhibit Merchandising, and issued 5,000,000 restricted shares of the Company’s Common Stock with a market value of $35 million. The Company also agreed to assume certain liabilities of Exhibit Merchandising.

Other

During the nine months ended September 30, 2008 and 2007, we purchased fixed assets with a value of $398,000 and $442,000 respectively.

Cash Flows from Financing Activities:

During the nine months ended September 30, 2008 and 2007, financing activities used $1.1 million and provided $18.0 million, respectively. During 2008, cash used by financing activities resulted from the cost of Treasury Stock of $1.1 million, minor amount of payments related to capital leases offset by the proceeds from the exercise of options and warrants of $54,000. During 2007, cash generated from financing activities was the result of proceeds from note payable, stockholder of $2.0 million, repayment of this $2.0 note payable, stockholder, proceeds from stock subscriptions of $17.8 million, and proceeds from exercise of options and warrants of $203,000, offset by a minor amount of payments for capital leases.

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

Earnings before interest, income taxes, depreciation and amortization or EBITDA:

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

		Three months ended		Three months ended
		September 30, 2008		September 30, 2007

Net loss		$(986,000)		$(8,510,000)

Interest income	$7,000		$60,000
Interest expense	(5,000)		(53,000)
Net interest income (expense)	$2,000	2,000	$7,000	7,000

Depreciation		126,000		81,000
Amortization		1,025,000		494,000
Income taxes		-		-

EBITDA		$163,000		$(7,942,000)

		Nine months ended		Nine months ended
		September 30, 2008		September 30, 2007

Net loss		$(1,690,000)		$(15,227,000)

Interest income	$52,000		$72,000
Interest expense	(15,000)		(99,000)
Net interest income (expense)	$37,000	37,000	$(27,000)	(27,000)

Depreciation		363,000		180,000
Amortization		3,012,000		579,000
Income Taxes		-		-

EBITDA		$1,648,000		$(14,441,000)

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

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at September 30, 2008, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

	Payments due by Fiscal Years Ending December 31,
						2012 and
	Total	2008	2009	2010	2011	beyond

Employment agreements	$2,684,000	$478,000	$1,273,000	$875,000	$58,000	$—

Capital lease obligations	168,000	17,000	64,000	67,000	9,000	11,000

Operating lease obligations	6,903,000	647,000	2,433,000	1,780,000	1,120,000	923,000

Total contractual cash obligations	$9,755,000	$1,142,000	$3,770,000	$2,722,000	$1,187,000	$934,000

Employment Agreements:

The Company has employment agreements with its President and Chief Executive Officer and several of its key officers and employees that are for varying periods of one to three years.

Retirement Plan:

The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 75% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to 100% of the first 3% withheld and 50% for the next 2% withheld. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $86,000 and $3,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

The Company is in the process of carrying out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report as a result of its acquisitions of Magic and NewSpace. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

All securities were exempt from registration pursuant to section 4(2) of the Securities Act of 1934, as amended, and Regulation D.  The certificates evidencing the securities bear a restrictive legend.

On August 25, 2008, the Company announced plans to repurchase up to 1 million shares of common stock over a twelve month period. The following is the activity for the third quarter of 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
8/29/2008 - 8/29/2008	16,000	$4.13	16,000	984,000
9/02/2008 - 9/29/2008	334,470	$3.03	350,470	649,530

Total	350,470	$3.22	350,470	649,530

There were no other issues.

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

TIX CORPORATION (Registrant)

Date: November 12, 2008	By:	/s/Mitch Francis
Mitch Francis
Chief Executive Officer

Date: November 12, 2008	By:	/s/ Matthew Natalizio
Matthew Natalizio
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.