Form 10-K
period 2008-12-31
Tix CORP
filed 2009-03-16
CIK 925956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008,

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-24592

Tix Corporation
(Exact name of registrant in its charter)

Delaware	95-4417467
(State or other jurisdiction of	(I.R.S. Employer Identification Number
incorporation or organization)

12001 Ventura Place, Suite 340,
Studio City, California 91604
(Address of principal executive offices, including zip code)

(818) 761-1002
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	NASDAQ Capital Market
Common Stock $0.08 Par Value (Title of Class)	(Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. o

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant is (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of June 30, 2008, based on the closing market price of $4.72 per share, was $83,819,016.

As of March 13, 2009, the issuer had 32,188,249, shares of common stock issued and outstanding, net of treasury shares.

Documents incorporated by reference: None.

PART I.

“Tix Corporation” (which may be referred to as “Tix”, the “Company”, “we”, “us” or “our”) means Tix Corporation and its subsidiaries, or one of our segments or subsidiaries, as the context requires.

Special Note about Forward-Looking Statements

Certain statements contained in this Form 10-K (or otherwise made by us or on our behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases conferences, internet postings or otherwise) that are not statement of historical facts constitute "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, not withstanding that such statements are not specifically identified.  Forward-looking statements include, but are not limited to statements about our financial position, business strategy, competitive position, potential growth opportunities, and potential operating performance improvements, the effects of competition, the effects of future legislation or regulations and plans and objectives or our management for future operations.  We have based our forward looking statements on our beliefs and assumptions based on information available to us at the time the statements are made.  Use of the words “anticipates”, “believes”, “expects”, “estimates” “intends”, “may”, “outlook”, “plans”,  “potential”, “project”, “predict”, “should”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Tix Corporation was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. We changed our name from Cinema Ride, Inc. to Tix Corporation effective March 3, 2005.

Our principal executive offices are located at 12001 Ventura Place, Suite 340, Studio City, California 91604. Our principal website is www.tixcorp.com. Tix Corporation is listed on The NASDAQ Stock Market LLC, trading under the symbol “TIXC.”

Our Business Strategy

Tix Corporation is an integrated entertainment company focusing on ticketing services, event merchandising and the production and promotion of live entertainment. We operate three complementary business units; Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions Inc. (TPI).  TPI was formed by combining Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace), which were acquired at the beginning of 2008. Our broad strategic goals are to be the leading discount ticket and group ticket seller in the US, a leading exhibition and event merchandising company, and a major presenter and producer of live entertainment in the US and Canada. We are pursuing these strategic goals through both internal and external means. Internally we are looking at opportunities to enhance both revenue and operating income by increasing market share, focusing on internal cost control and streamlining our operating procedures. Externally we are looking for accretive growth opportunities through the acquisition of complementary businesses and exploitation of new market opportunities. We have begun, and will continue, to execute on these strategies through utilizing tactical approaches as outlined below:

•	Improve the profitability of our existing businesses.
	o	Tix4Tonight, our Las Vegas last minute discount ticket operation, is working to increase market penetration and product offerings, such as our discount dinners program, called Tix4Dinners;
	o	Tix4Tonight is expanding our market reach through development of new targeted marketing channels including a national, online, branded discount ticket portal that is called WWW.TIX4MEMBERS.COM;
o
Tix4Tonight is expanding its premium ticket distribution offerings through inclusion of Tix Productions produced and presented events as well as third party events identified by TPI’s respected industry professionals;

	o	Event Merchandising is increasing revenues by identifying new projects internally through Tix Productions and externally through add-on opportunities created via relationships from existing clients.
o
Tix Productions is expanding its live entertainment footprint through development of presenting relationships with new presenters, expanding existing relationship with several major show producers, and more focused exploitation of internally produced shows.

•
Focus on acquiring and developing intellectual property. We are always seeking to expand the opportunities inherent in owning the creative content of live entertainment productions. Tix Productions is aggressively pursuing producing opportunities which can provide add-on opportunities across our complementary businesses of presenting, ticket distribution and merchandising. When we take an equity position in a touring production, we are sharing the financial risk of the tour with the other equity holders, which makes it easier to assure that we have complementary opportunities to present those shows in our markets, sell the merchandise and handle discount and premium ticketing opportunities.

•
Extend our network of relationships with producers, promoters and venue managers. Recognizing the value inherent in strong relationships, TPI is pursuing promoting and producing opportunities with a group of leading producers and promoters of live entertainment and with leading venues in major markets in the US and Canada.  In a difficult economic time the multiple revenue streams that we can offer a producer allows for novel partnerships and deal-making, thus increasing our business opportunities.

•
Further develop our ticketing and online services. Tix4Tonight, a leader in the field of last minute discount ticket sales, has launched a co-branded nationwide internet-mediated discount ticketing site with Costco.

In order to achieve our objectives and successfully implement our strategies, we have made and expect to continue to pursue investments and acquisitions that contribute to the above goals where the valuations, returns and growth potential are consistent with our long-term goal of increasing shareholder value.

Our History

Prior to December 31, 2003, we were in an unrelated business. From January 2004 until March 2007, our principal business activity was the sale of tickets for Las Vegas shows at a discount from the original box office price, on the day of the performance, through our wholly-owned subsidiary, Tix4Tonight, LLC (Tix4Tonight). In March 2007, we acquired the assets of John’s Tickets, LLC, which was a premium ticket reseller of live theatre, concerts and sporting events.  In August, 2008, we acquired the assets of Exhibit Merchandising, LLC (Ohio). The assets of Exhibit Merchandising, LLC (Ohio) were assigned to Exhibit Merchandising, LLC (Nevada) (EM) which owns and operates complete turnkey retail stores that are leased in conjunction with the exhibits that they are supporting, stocked with commercially-available and extensive custom-branded products for sale in addition to professional management that complements the exhibition or theatrical production it represents. The major exhibit currently operated by EM is “Tutankhamun and The Golden Age of the Pharaohs.” EM has agreements to operate stores for three exhibitions in 2009. In January 2008, we acquired two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace).

Our Business

We operate in three reportable segments; ticket services, event and branded merchandising, and with our formation of Tix Productions, Inc. (TPI), in 2008, live entertainment.

Operating Segments

Ticketing Services

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight, which offers for sale discount and premium tickets and provides group sale services. Discounted tickets are sold byTix4Tonight, while premium tickets are offered through Tix4AnyEvent and group sales are handled through Tix4Members.com. When selling last minute discounted tickets, Tix4Tonight sells them under short-term, exclusive and non-exclusive agreements with approximately 70 Las Vegas shows and attractions, out of a total of approximately 85 Las Vegas shows and attractions running at any one time.  Tix4Tonight typically offers tickets for more than 60 shows on any given day at a discount plus a service fee. Tix4Tonight typically does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost.

We conduct the operations of Tix4Tonight at six leased locations in Las Vegas, Nevada:
1.	The South Strip location is at the Showcase Mall at the base of the world famous giant glass Coke bottle, (which commenced operations in November 2007) across from New York, New York;

2.	Mid-South Strip location is at the Hawaiian Marketplace Shopping Center;
3.	At the heart of the strip our location is at Bill’s Gamblin Hall between the Flamingo Hotel and Bally’s Las Vegas (opened November 2008);
4.	Our Mid-North Strip location is at the Fashion Show Mall Strip entrance by Neiman-Marcus;
5.	North Strip location is in front of the Peppermill Restaurant between the Riveria Hotel and Denny’s;
6.	Downtown Fremont Street Experience is at the Four Queens Hotel.

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

Beginning August 10, 2006, as an adjunct to its Las Vegas show ticketing business, we launched our Tix4Dinner operations from the same leased locations as the sale of show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, usually sold in conjunction with show ticket sales at T4T.

In December 2006, we introduced Tix4Golf discount golf reservation business through the acquisition of Stand-By Golf Las Vegas. Stand-By Golf Las Vegas has operated in the Las Vegas area for approximately ten years, offering tee-time bookings to approximately 30 area golf courses usually at discounted prices. We offer our discount golf offerings at our six Las Vegas ticketing facilities, online and at our Tix4Tonight’s leased administrative office in Las Vegas via its telephone center.

Because of the seasonal nature of tourism and convention attendance in Las Vegas, attendance patterns at Las Vegas shows may vary accordingly. The nature and degree of this seasonality varies among Las Vegas shows depending on the time of year, as well as the nature of entertainment alternatives available to audiences. Tix4Tonight’s revenues are more dependent on the presence of conventions in Las Vegas and the type of shows being offered for sale than seasonality.

Exhibit and Event Merchandising

We provide exhibit and event merchandising through our wholly owned subsidiary Exhibit Merchandising, LLC Nevada (EM). EM provides retail specialty stores with branded merchandise for touring museum exhibitions and touring theatrical productions. EM owns and operates complete turnkey retail stores with commercially-available and extensive custom-branded products for sale. We operate the stores in spaces rented in conjunction with the exhibit. To date revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs.”

EM offers exhibit and theatrical producers the opportunity for additional revenue streams without adding the retail expertise required to manage the operations, thereby leveraging the use of EM’s expertise and knowledge in the specialized retail world. Producers receive a simple royalty payment based upon gross sales that occur in each period with no other expense to the producer.

EM develops custom pieces that fit the specific exhibition branding in consultation with each event producer. EM strives to run an efficient operation, focused on providing superior customer service and quality products on the front end, and efficient management on the back end.

Live Entertainment

In December 2007, we entered into letters of intent to acquire two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent the managements of Magic and NewSpace agreed to manage the operations of their respective companies for the benefit of Tix from January 2, 2008 until the transactions were finalized. The managements of Magic and NewSpace were required to consult and obtain the approval of the management of Tix prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any profits or losses that might be incurred during this period by both Magic and NewSpace. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  Both Magic and NewSpace are presenters of live theater and concerts. In May 2008 we combined the operations of these two entertainment companies into our newly-formed, wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of these two companies into a single entity we have been better able to leverage resources, gain operating efficiencies and more fully utilize their combined experience with venues, producers and promoters. NewSpace and Magic continue to operate under their previous names and will for the foreseeable future as a reflection of the marketplace recognition those entities have.

As a live entertainment presenter, we book touring theatrical and concert presentations with a history of successful commercial appeal as well as participate in the development and roll out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London.  We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eight US cities, our Salt Lake City based group sales team and traditional marketing tools including print, radio, television, outdoor and, increasingly, internet-focused marketing tools. In addition, we may invest in shows or productions in advance of their initial tours to obtain favorable presentation and merchandising rights.

Net revenues from live entertainment are a function of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  Expenses that would be characterized as Cost of Goods Sold include the guarantees, profit sharing and royalties paid directly to the touring productions, direct expenses of the theater which include staffing, rent and box office charges, marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live entertainment productions typically have substantial artist sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production or artist. On the other hand, significant decreases in presentation revenue do have a comparably large impact on operating income as the largest burden of risk in these presentations lies with the promoter.

Revenue Concentrations:

During 2008, 24% of our Ticketing Service segment’s revenues were derived from a single producer of shows for which we sell discount tickets for multiple shows. Each show appears at a different venue, hotel or theatre; however no single show, venue or theatre was greater than 10% of revenues. During the years ended December 31, 2007 and 2006, there were no showrooms or other ticket sources which accounted for 10% or more of ticketing services revenues.

Substantially all of Exhibit Merchandising’s revenues since its acquisition on August 8, 2007 have been derived from the exhibit “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs.”

During 2008, our Live Entertainment segment had several shows, which represented approximately 10% of its revenues. Shows that represented approximately 10% of our revenues included Walking with Dinosaurs, Jesus Christ Superstar, Lord of the Dance and Mannheim Steamroller.

Competition:

The following is a discussion of the competitive landscape of each of our operating segments.

Ticketing Services

Tix4Tonight sells unsold tickets on the same day of the performance, generally at 20% to 50% off the box office price. Producers provide such tickets to the Company both on an exclusive and non-exclusive basis. Therefore, new ticket brokers can enter into competition with the Company to offer the same or similar ticketing services to non-exclusive shows and customers. Tix4Tonight currently has one competitor in the Las Vegas market and the possibility exists for other competitors to compete both there and in other markets targeted by the Company. Additionally, with the Company’s launch of its third ticketing platform Tix4Members.com in 2009, the Company has entered the national group sales market.  The first affiliate member group to launch is Costco Wholesale Corporation whose co-branded website became operational in February 2009.  Other competitors may possess longer operating histories, larger customer bases, longer relationships with producers, and significantly greater financial, technical, marketing, and public relations resources than the Company. Accordingly, we may not be able to compete successfully and competitive pressures may adversely affect our business, results of operations and financial condition.

Exhibit and Event Merchandising

Our main competitor is Event Network, whose business model is to manage smaller permanent location retail gift shops at museums, zoos, historical and other like attractions that are more of a permanent nature, with a small number of touring exhibits. We differ in our operations by focusing on large touring exhibitions with higher volume of sales.  We believe our background and experience in the entertainment industry allows us to be able to react quickly to changes in schedules, volume of sales and other business perspectives related to touring events and exhibitions. Further, our experience operating in foreign market places including Canada, Australia, United Kingdom and Austria, provide us significant opportunities.

Live Entertainment

Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality entertainment products and enhanced revenues to promoters, producers and live entertainment venues. We are able to do this through our ability to provide complementary revenue opportunities in our markets, sell the merchandise and handle discount, premium group sale ticketing opportunities. We believe that our primary strengths include:

•	The quality of service provided to the producer, promoter and venues.
•	Our management’s track record promoting and producing live entertainment events and tours both in the United States and internationally; and
•	The scope and effectiveness of our expertise in event marketing.

Although we believe that our entertainment products and services currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater brand recognition, financial, marketing, service support, technical and other resources.

Our main competitors in the global theatrical industry include Nederlander Producing Company of America, Mirvish Productions, The Shubert Organization, The Walt Disney Company, Jujamcym Theatres in North America, Key Brands and Jam Productions. Some of the competitors in the theatrical industry have more Broadway show investments, from which most North America theatrical touring productions originate. In addition, these competitors may have significantly greater brand recognition and greater financial and other resources, which could enable them to strengthen their competitive positions in comparison to us.

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

Intellectual Property:

 We create and own intellectual property. It is our practice to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. Our trademarks include, among others, “Tix4Tonight”, “Tix4Dinners”, “Tix4Members.com” and “Tix4Members.net”. Additionally, through acquisition of Magic Arts and Entertainment we acquired the “Broadway” theatrical rights to “101 Dalmatians.” We believe that our trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. We cannot predict however whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.

Insurance:

We maintain insurance coverage that we believe provides adequate coverage for all of our current operations. We maintain $1,000,000 of "key-man" life insurance on the life of Mitch Francis, our President and Chief Executive Officer, as to which we are the sole beneficiary.

Employees:

As of February 28, 2009, we had 150 employees. At Tix corporate operations we had eleven full-time employees; 74 employees at our Las Vegas operations; 36 employees at Exhibit Merchandising, of which three were in Dallas, Texas and one was in Atlanta, Georgia and 29 employees at Tix Productions. Employees at the Las Vegas operation consist of both full-time and part-time employees. Our employees are not represented by any unions. We believe that our relations with our employees are satisfactory.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.tixcorp.com, as soon as reasonably practicable after they are filed electronically with the SEC.  We are providing the address to our Internet site solely for the information of investors.  We do not intend the address to be an active link or to otherwise incorporate the contents of the website into the report.

Item 1A. RISK FACTORS

We are subject to various risks that may materially affect our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company’s common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and an investor could lose all or part of their investment.

WE MAY BE ADVERSELY AFFECTED BY A GENERAL DETERIORATION IN ECONOMIC CONDITIONS, WHICH COULD AFFECT CONSUMER AND CORPORATE SPENDING AND, THEREFORE, SIGNIFICANTLY ADVERSELY IMPACT OUR OPERATING RESULTS.

Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business.  The impact of slowdowns on our businesses is difficult to predict, but they may result in reductions in ticket sales and our ability to generate revenue. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at events that we are involved in the ticket sales, merchandising, or production and promotion. There is evidence that this is affecting demand for some of our products and services, and a continued decline in economic activity could adversely affect demand for any of our businesses, thus reducing our revenue and earnings.  A sustained decline in economic conditions could result in a decline in attendance at or reduction in the number of live entertainment events, which would have an adverse effect on our revenue and operating income.

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

WE HAVE INCURRED NET LOSSES AND MAY EXPERIENCE FUTURE NET LOSSES.

Our operating results have been adversely affected by among, other things, goodwill and intangible asset impairments, increased stock compensation expense related to obtaining access to the distribution rights of tickets to sporting, theatre and concert events. We incurred net losses of approximately $34.7 million, and $16.3 million in 2008, 2007 respectively and earned $39,000 in 2006. We may face reduced demand for our entertainment offerings and other factors that could adversely affect our results of operations in the future. We cannot predict whether we will achieve profitability in future periods.

CHANGES IN OUR BUSINESS STRATEGY OR RESTRUCTURING OF OUR BUSINESSES MAY INCREASE OUR COSTS OR OTHERWISE AFFECT PROFITABILITY OF OUR BUSINESSES.

As changes to our business environment occur we may need to adjust our business strategy to meet these changes or we may otherwise find it necessary to restructure our operations or particular business assets.  In addition, external events including acceptance of our theatrical offerings, our merchandise and changes in macro-economic conditions may impair the value of our assets.  When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets.  We may also need to invest in businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain.  In any of these events, our costs may increase, and we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.

OUR FUTURE CAPITAL NEEDS MAY NOT BE MET AND WE MAY BE FORCED TO ABANDON OR CURTAIL OUR BUSINESS PLANS OR OPERATIONS.

Our growth and expansion could be impaired by limitations on our access to capital markets. We may require additional capital to continue to expand the operations of Tix4Tonight, Exhibit Merchandising, and our live entertainment subsidiary Tix Productions Inc. To the extent that we are unable to secure the capital necessary to fund our future growth on a timely basis and/or under acceptable terms and conditions, we may not have sufficient cash resources to continue to expand our operations. Additionally, if the market for entertainment offerings were to weaken for an extended period of time, our ability to raise capital would be substantially reduced. There can be no assurances that capital from outside sources will be available; and if such financing is available, it may involve issuing securities senior to the common stock or equity financings which would be dilutive to holders of common stock.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND THE COMPANY’S STOCKHOLDERS MAY BE UNABLE TO LIQUIDATE THEIR SHARES OR COULD BE SUBJECT TO EXTREME VOLATILITY.

Our common stock is listed on the The NASDAQ Capital Market and is quoted under the symbol “TIXC.”  The NASDAQ Capital Market exists for securities of smaller, less-capitalized companies that do not qualify for inclusion in The NASDAQ National Market. There is limited volume of sales in our stock, thus providing limited liquidity into the market for the Company’s shares. As a result of the foregoing, stockholders may be unable to liquidate their shares or if a large volume of stock is being sold into the market at any one time could result in the price of our stock to rapidly decline.

LOSS OF OUR KEY PROMOTERS, MANAGEMENT AND OTHER PERSONNEL COULD RESULT IN THE LOSS OF KEY TOURS AND NEGATIVELY IMPACT OUR BUSINESS.

The entertainment industry is uniquely dependent upon personal relationships. As promoters and executives within the entertainment industry we leverage our existing network of relationships with producers, promoters, and venue managers in order to secure the rights to distribute tickets, sell merchandise and secure the other resources that are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our producers, promoters, officers or other key personnel could adversely affect our operations. Although we have entered into long-term agreements with many of those individuals to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their associations with key contacts.

OUR OPERATIONS ARE SUBJECT TO INTENSE COMPETITION AND COMPETITIVE PRESSURES THAT COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our three business segments operate in highly competitive market environments and we may not be able to maintain or increase our current share of entertainment revenues.  We compete in the ticket services, exhibit and branded merchandising and live entertainment segments of the entertainment industry.  In addition, our competitors compete with us for key employees who have relationships with the artists, theatre managers, promoters and producers we rely upon.  These competitors may engage in more extensive development efforts, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to theatre managers, producers and promoters with whom we presently have relationships. Our competitors may develop services, advertising strategies and opportunities with entertainment venues that are equal or superior to those we provide and/or utilize or that achieve greater market acceptance and brand recognition than we are able to achieve.  Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, event attendance, ticket prices or profit margins include:

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

We believe that barriers to entry into the business segments that we compete are low and that certain local ticket brokers, promoters and producers are increasingly expanding their geographic scope of their operations.

CHANGES IN PUBLIC AND CONSUMER TASTES AND PREFERENCES FOR ENTERTAINMENT AND CONSUMER PRODUCTS COULD REDUCE DEMAND FOR OUR ENTERTAINMENT OFFERINGS AND PRODUCTS AND ADVERSELY AFFECT THE PROFITABILITY OF ANY OF OUR BUSINESS.

Our live entertainment and our exhibit merchandising businesses create entertainment and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways.  The success of our business depends on our ability to consistently create, purchase, present, and promote live entertainment and consumer products that meet the changing preferences of the broad consumer marketplace.  Further, our live entertainment and merchandising businesses are increasingly dependent on our ability to successfully predict and adapt to changing consumer tastes and preferences outside the United States, and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside the United States.

WE MAY BE UNABLE TO MANAGE GROWTH WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

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

THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not declared or paid, and we do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Our ability to pay dividends is dependent upon, among other things, our future earnings, if any, as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by the Company is subject to the discretion of our board of directors. Accordingly, there is no assurance that any dividends will ever be paid on our common stock.

DOING BUSINESS IN FOREIGN COUNTRIES CREATES RISKS NOT FOUND IN DOING BUSINESS IN THE UNITED STATES.

Our international operations accounted for approximately 11% of our revenue in 2008 and are expected to account for between 5% and 10% of our revenues in 2009. The risks involved in foreign operations that could result in losses, which we are not insured against include:

•	exposure to local economic conditions;
•	potential adverse changes in diplomatic relationships with the United States of America;
•	risks of renegotiations or modifications of existing agreements with governmental authorities;
•	diminished ability to legally enforce our contractual rights in foreign countries;
•	withholding and other taxes on remittances and other payments by subsidiaries; and
•	changes in foreign taxation structures.

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

WE MAY BE UNSUCCESSFUL IN OUR FUTURE ACQUISITIONS, IF ANY, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESSES.

Our future growth rate depends in part on our acquisitions of additional businesses. A significant portion of our recent and projected growth is expected to be growth attributable to acquisitions including John’s Tickets, LLC and Exhibit Merchandising, LLC, as well as our 2008 acquisitions of Magic Arts & Entertainment, LLC and NewSpace Entertainment, Inc. We may be unable to identify suitable acquisition targets or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. Acquisitions involve risks, including those associated with:

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

We may not successfully integrate any businesses or technologies we may acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may not be accretive to our earnings and may negatively impact our results of operation, as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of intangible assets. In addition, future acquisitions that we may pursue could result in dilutive issuances of equity securities.

OUR EXISTING DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS HOLD A SUBSTANTIAL AMOUNT OF THE COMPANY’S COMMON STOCK AND MAY BE ABLE TO PREVENT OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

As of February 28, 2009, our directors and executive officers and principal shareholders beneficially owned or have the right to vote approximately 50% of our outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters, including the election of our directors and other corporate actions, such as a merger with or into another company, a sale of substantially all of the Company’s assets, and amendments to the Company’s certificate of incorporation. The decisions of these stockholders may conflict with the Company’s interests or the interests of the Company’s other stockholders.

INCREASED COSTS ASSOCIATED WITH CORPORATE GOVERNANCE COMPLIANCE MAY SIGNIFICANTLY AFFECT OUR RESULTS OF OPERATIONS.

The Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934, as amended, requires compliance with the corporate governance and securities disclosure requirements, and requires an ongoing review of our internal control procedures.  These requirements could make it more difficult for us to attract and retain qualified members of the board of directors, or qualified executives officers.  In addition, director and officer liability insurance for public companies like us has become more difficult and more expensive to obtain, and we may be required to accept reduced coverage or incur higher costs to obtain coverage that is satisfactory to us and our officers and directors.  We continue to evaluate and monitor regulatory developments and cannot estimate the timing and magnitude of additional costs we may incur as a result.

If in any year we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

IF DETERIORATION OF THE ECONOMY CONTINUES, THIS COULD CAUSE ADDITIONAL FINANCIAL AND STOCK MARKET DECLINES, WHICH COULD LEAD TO REDUCED EARNINGS AND COULD RESULT IN FUTURE GOODWILL AND INTANGIBLE ASSET IMPAIRMENTS.

In the fourth quarter of fiscal year 2008, we recorded an impairment charge related to the goodwill and intangible assets of $33.1 million related to our acquisition of EM.  As of December 31, 2008, we have remaining goodwill and intangible assets related to our acquisitions of John’s Tickets, LLC, EM, Magic and NewSpace of $12.4 million. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs we may have further goodwill impairments.  For additional information see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Corporate Offices:

We lease office space at 12001 Ventura Place, Suite 340, Studio City, California 91604 as our corporate headquarters, pursuant to a lease for a period of five years expiring June 2010, with an option to extend the term of the lease for one additional five-year period.

Las Vegas Operations:

We conduct the operations of Tix4Tonight at six leased locations in Las Vegas, Nevada:

1.	The South Strip location is at the Showcase Mall at the base of the world famous giant glass Coke bottle, (which commenced operations in November 2007) across from New York, New York;
2.	Mid-South Strip location is at the Hawaiian Marketplace Shopping Center;
3.	At the heart of the strip our location is at Bill’s Gamblin Hall between the Flamingo Hotel and Bally’s Las Vegas (opened November 2008);
4.	Our Mid-North Strip location is at the Fashion Show Mall Strip entrance by Neiman-Marcus;
5.	North Strip location is at the front of the Peppermill Restaurant between the Riveria Hotel and Denny’s;
6.	Downtown Fremont Street Experience at the Four Queens Hotel.

Tix4Tonight also maintains administrative offices in Las Vegas, Nevada, pursuant to a lease that terminates on August 31, 2011, with an option to extend the term of the lease for one additional five-year period.

Exhibit Merchandising:

EM leases its combined administrative and warehouse facility in Streetsboro, Ohio under a non-cancelable operating lease. EM also leases on a month-to-month basis, additional storage space and housing at the locations of its exhibits, typically through the duration of the exhibit. Presently, we have leased additional retail space, storage space and housing in Dallas, Texas, Atlanta, Georgia and Chicago, Illinois.

Live Entertainment:

Live Entertainment has two facilities; one facility houses the Magic Arts and Entertainment operations, while the other facility contains NewSpace Entertainment. The Magic Arts and Entertainment leases an 800 square foot facility that expires in August 2009 and is connected to Exhibit Merchandising’s facility located in Streetsboro, Ohio. The NewSpace offices are in Salt Lake City, Utah, pursuant to a lease that terminates on June 1, 2011, with an option to extend the term of the lease for one additional five-year period.

Minimum future rental payments:

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at December 31, 2008, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

Years Ending December 31,

2009	$2,433,000
2010	1,780,000
2011	1,120,000
2012	833,000
$6,166,000

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2008, we were not a party to any known or anticipated material legal proceedings by or against us, including our wholly-owned subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “TIXC”. The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:

	Low	High
Fiscal Year Ended December 31, 2007:

Three months ended -
March 31, 2007	$3.65	$5.15
June 30, 2007	$3.80	$6.20
September 30, 2007	$5.50	$7.90
December 31, 2007	$5.35	$7.00

Fiscal Year Ended December 31, 2008:

Three months ended -
March 31, 2008	$4.45	$5.65
June 30, 2008	$4.05	$5.44
September 30, 2008	$2.33	$4.75
December 31, 2008	$1.89	$4.70

(b) Holders

As of December 31, 2008, we had 671 common shareholders of record, excluding 15,900,461 shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors. We estimate that we had approximately 1,100 beneficial common shareholders as of December 31, 2008.

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

(d) Repurchases of common stock

The following table sets forth the common shares repurchased during the quarter ended December 31, 2008:

	Shares	Cost of Shares
	Repurchased	Repurchased

October	160,000	$430,000
November	118,000	289,000
December	105,000	217,000

	383,000	$936,000

Comparison of Cumulative Total Returns

The following line graph presentation compares cumulative total stockholder returns of Tix with The NASDAQ Stock Market Index and the NASDAQ Peer Index for the five-year period from December 31, 2003 to December 31, 2008. The graph and table assume that $100 was invested in each of Tix’s common stock, the NASDAQ Stock Market Index and the Peer Index on December 31, 2003, and that all dividends were reinvested. This data was furnished by Zacks Investment Research, Inc. Copyright© 2008, NASDAQ, Inc.  All rights reserved. Used with permission.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008

Equity Compensation Plan
The securities authorized for issuance under the Company's equity compensation plans at December 31, 2008 are summarized as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan Category
Equity compensation plans approved by our security holders
2004 Directors stock option plan	70,000	$3.51	30,000
2004 Stock option plan	703,000	$5.93	157,000
2003 Consultant stock plan	1,191,000	$2.11	409,000
Subtotal	1,964,000	$3.53	596,000
Equity compensation plans not approved by security holders
Stock options (1)	490,000	$4.92	N/A
Outstanding warrants (2)	750,000	$4.41	N/A

Total	3,204,000	$3.95	596,000

(1)
The options shown were issued as compensation to employees that were negotiated in connection with employment contracts.  The material terms of the options are consistent with stock options issued under the 2004 Stock Option that is the stock option prices approximated the market price of our common stock at or about the date of grant.  These stock options may convert to stock options under the 2004 Stock Option Plan once there are sufficient shares available.

(2)
The warrants shown were issued from time to time as compensation for services rendered by consultants, advisors or other third parties, and do not include warrants sold in private placement transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the service providers. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms range from five to ten years from the grant date. The warrants contain customary anti-dilution adjustments in the event of a stock split, reverse stock split, reclassification or combination of our outstanding common stock and similar events. Certain warrants contain anti-dilution adjustments triggered by other corporate events, such as dividends and sales of equity below market price.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

 The following selected financial data are derived from our audited financial statements. Our financial statements for 2008, 2007 and 2006 have been audited by Weinberg & Company, P.A., our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Annual Report. Financial information provided below has been rounded to the nearest thousand.

	Year Ended December 31, (1)
	2008	2007	2006	2005	2004
Results of Operations Data:
Revenue	$69,545,000	$18,567,000	$5,388,000	$2,695,000	$1,557,000
Operating Expenses:
Direct operating expenses	48,490,000	11,672,000	2,173,000	1,510,000	800,000
Selling and marketing expense	3,008,000	13,475,000 (4)	467,000	326,000	366,000
General and administrative expenses	15,193,000	8,117,000	3,306,000	1,907,000	1,488,000
Impairment of goodwill	25,445,000 (2)	-	-	-	-
Impairment of intangible assets	7,687,000 (2)	-	-	-	-
Depreciation and amortization	4,601,000	1,668,000	164,000	109,000	62,000
Operating income (loss)	(34,879,000)	(16,365,000)	(722,000)	(1,157,000)	(1,159,000)
Interest expense	(19,000)	(104,000)	(329,000)	(677,000)	(194,000)
Interest income	59,000	96,000	15,000	-	-
Gain on settlement of debt, net	-	-	1,033,000 (3)	-	-
Other expense (income) – net	175,000	28,000	37,000	68,000	-

Income (loss) from continuing operations	(34,664,000)	(16,345,000)	34,000	(1,766,000)	(1,353,000)
Income (loss) from discontinued operations	-	-	5,000	743,000	(264,000)
Net income (loss)	(34,664,000)	(16,345,000)	39,000	(1,023,000)	(1,617,000)
Other comprehensive loss:
Foreign currency translation adjustments	(29,000)	-	-	-	-
Comprehensive loss	$(34,693,000)	$(16,345,000)	$39,000	$(1,023,000)	$(1,617,000)
Net income (loss) per common share-basic and diluted
From continuing operations	$(1.09)	$(0.70)	$-	$(0.17)	$(0.14)
From discontinued operations	-	-	-	0.07	(0.03)
Combined net income (loss) per common share-basic and diluted	$(1.09)	$(0.70)	$-	$(0.10)	$(0.17)

	Year Ended December 31,(1)
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$28,848,000	$55,168,000	$2,632,000	$1,042,000	$554,000
Long-term debt; including current maturities	-	-	-	1,379,000	1,062,000
Shareholders' equity (deficiency)	$22,197,000	$51,746,000	$378,000	$(2,400,000)	$(2,011,000)

1.
Acquisitions significantly impact the comparability of the historical consolidated financial data reflected in the schedule of Selected Financial Data.  The following is a list of acquisitions that we have made in the last five years and the effective date of each acquisition:

•	Stand-by Golf	November 30, 2006
•	John’s Tickets, LLC	March 14, 2007
•	Exhibit Merchandising, LLC	August 7, 2007
•	NewSpace Entertainment, Inc.	January 2, 2008
•	Magic Arts & Entertainment, LLC	January 2, 2008

2.
The Company performed its 2008 annual impairment testing of goodwill and intangibles as of December 31, 2008. Based on a combination of factors, including the current economic environment, decreased revenues and increased decline in margins, management determined that an impairment of goodwill and intangible assets had occurred, thus  recording impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively. There were no impairments of goodwill or intangible assets in 2007 or in prior years.

3.
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

4.
During the year ended December 31, 2007, the Company issued its common stock and warrants to purchase its common stock to outside consultants as compensation for services provided that had a fair market value of $10.9 million at the time of grant. These services were primarily attributable to our efforts to enter into strategic alliances with producers, presenters and venues.  The Selected Financial Data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

During 2008 we continued to execute our strategy to improve and build our operations comprised of Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions Inc. (TPI). The key developments for each of our segments for 2008 were:

Tix4Tonight
•	For the year ended December 31, 2008, the value of the discount tickets sold increased by $20.7 million or 62% to $53.9 million.

•	For the year ended December 31, 2008, the number of the discount tickets sold increased by 346,000 tickets or 48% to 1,060,000 tickets.

•	For the year ended December 31, 2008, the number of dinner reservations sold increased by 135,000 or 107% to 261,000 dinner reservations.

•	In November 2008, we opened our sixth leased ticket location in Las Vegas. The ticket booth is located at Bill’s Gamblin Hall on the Las Vegas Strip, between the Flamingo Hotel and Bally’s Las Vegas.

Exhibit Merchandising
•	Recorded an impairment charge of $33.1 million of which $25.4 million is related to goodwill and $7.7 million is related to intangible assets, in the fourth quarter of 2008.

•
EM opened its first foreign gift shop for Tutankhamun and the Golden Age of the Pharaohs at the London O2 Dome. Tutankhamun drew 1.1 million visitors to the London O2 Dome from November 2007, until August 2008.

•
EM operated the gift shop for Tutankhamun the Golden King and the Great Pharaohs in Vienna, Austria. Tutankhamun the Golden King and the Great Pharaohs in Vienna, Austria drew more than 400,000 visitors.

Live Entertainment
•
Tix acquired Magic Arts & Entertainment - Florida, Inc. (Magic) and NewSpace Entertainment, Inc. (NewSpace). Both Magic and NewSpace are independent presenters and producers of live theater and concerts with a history of working together.

•
Tix Productions, Inc. entered into a two year producing partnership with Mannheim Steamroller and completed a successful Christmas concert tour of 46 cities performing more than 60 shows. Mannheim Steamroller’s seven Christmas Albums have sold more than 35 million copies.

•	Obtained the rights to promote “Rain” the Beatles Experience in 10 cities with 16 performances for the 2008 – 2009 tour.

Basis of Presentation

The consolidated financial statements include the accounts of Tix together with those of its wholly-owned subsidiaries, Tix4Tonight, EM and TPI.

Segment Overview:

Ticketing Services

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight. Tix4Tonight offers both the sale of discount and premium tickets to live shows and events. Additionally, Tix4Tonight also offers discounts on meals and golf tee time bookings. Tix4Tonight sells its offerings from six leased locations in Las Vegas, Nevada. Through these same six leased locations, Tix4Tonight also sells discount dinner reservations to various restaurants through Tix4Dinners as well as discount tee times through Tix4Golf.

Tix4Tonight also sells premium tickets through Tix4AnyEvent (AnyEvent).  AnyEvent is a national event ticket broker that sells premium tickets for sporting events, concerts, tours and theatre. AnyEvent operations are located in the leased administrative offices of Tix4Tonight in Las Vegas, Nevada.

In December 2008, Tix4Tonight announced its new ticket distribution channel Tix4Members.com (Tix4Members).  Tix4Members sells discount tickets to concerts, live theater and sporting events to affinity group members through co-branded websites. To this end Tix4Tonight entered into an agreement to provide Costco Wholesale Corporation (Costco) with event and ticketing services to its over 47 million members. In February 2009, Tix4Members launched its first co-branded discount website with Costco Event Ticket Services. The success of this program is dependent upon our ability to sign-up additional affinity groups, and to predict, adapt and obtain live entertainment that meets the changing consumer tastes and preferences, so that we are able to successfully reach these consumers.

The Company also maintains leased administrative offices for Tix4Tonight in Las Vegas, Nevada.

See further discussion of our Ticketing Services segment in Item 1. Business - Operating Segments.

Exhibit and Event Merchandising

The Company provides exhibit and event merchandising services through its wholly owned subsidiary Exhibit Merchandising LLC (EM). EM provides a complete turnkey retail store with commercially-available and extensive custom-branded product retail specialty stores for touring museum exhibitions and touring theatrical productions.

See further discussion of our Exhibit and Event Merchandising segment in Item 1. Business - Operating Segments.

Live Entertainment

Effective January 2008 the Company acquired two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). During 2008, the Company combined the operations of Magic and NewSpace to form its wholly-owned subsidiary Tix Productions Inc. We believe the combination of the two companies has allowed us to better  leverage our resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of their marketplace recognition.

See further discussion of our Live Entertainment segment in Item 1. Business - Operating Segments.

Critical Accounting Policies and Estimates:

The preparation of our consolidated financial statements is in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

The Company’s Tix4Members.com will consider earned the revenues, commissions and related transaction fees from the sale of tickets when the related event has occurred.  Refunds are only issued if the event is canceled or postponed.  Payments for such ticket sales received prior to the event will be recorded as deferred revenue.  Claims for ticket refunds, which will be generally received and paid the day after the show date, will be charged back to the respective shows and recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed.  Tix4Members does not have any accounts receivable associated with sales transactions to individual customers because payment is collected at the time of sale.

Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, with dining at specific times on the same day or in some cases the next day of the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the purchaser of the dinner reservations at the time the reservations are made and a subsequent nominal fee from the restaurant at the time the reservation is used. At this time, the Company has immaterial amounts of accounts receivable and does not have any accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant.

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

AnyEvent recognizes as revenue the gross amount of ticket sales from the sale of its ticket inventory. AnyEvent bears the risk of economic loss if the tickets are not sold by the date that the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. AnyEvent does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale. However, sales transactions with other ticket brokers may be conducted on a credit basis, which would generate accounts receivable.

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

On January 2, 2008, the Company began producing and presenting live entertainment. Revenue from the presentation and production of an event is recognized after the performance occurs. Revenue from our producing and presenting activities are reported consistent with EITF 99-19 “Reporting Revenues Gross as a Principal versus Net as an Agent” (EITF 99-19).  EITF 99-19 discusses whether revenues and cost of goods sold to arrive at gross profit and their corresponding assets and liabilities should be recorded at gross or net. EITF 99-19 states the following items as indicators as to whether something should be recorded at gross or net:

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

Tix Productions Inc.’s (TPI) operating units Magic Arts & Entertainment and NewSpace act as both presenter and promoters of productions, as well as agent. TPI’s revenues from live entertainment where it is acting as the producer or promoter are a function of a number of elements; revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the presenter or promoter, it:

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

TPI revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the tour’s season or the term of the contract. We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

Stock-Based Compensation:

Our share-based employee compensation plans are described in Note 10 of the Notes to our Financial Statements. Effective January 1, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment.” SFAS 123(R), which requires that companies recognize compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. We adopted SFAS 123(R) using he modified-prospective method and the Black-Scholes valuation model for valuing share-based payments. We will continue to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123(R), Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended.

Our Statement of Operations as of and for the years ended December 31, 2008, 2007 and 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, our results of operations for prior periods have not been restated to reflect the impact of SFAS 123(R).

 Non-employee share-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances, where there are no future performance requirements by the non-employee, option grants are immediately vested in instances and the total share-based compensation charge is recorded in the period of the measurement date.

The fair value of Tix’s common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, based on actual experience. The assumptions used in the Black-Scholes option pricing model assumptions could materially affect compensation expense recorded in future periods.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets:

We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Our long-lived assets, such as property and equipment, are reviewed for impairment when events and circumstances indicate that depreciable or amortizable long lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current value.

We use various assumptions in determining the current fair value of these assets, including future expected cash flows and discount rates, as well as other fair value measurements. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results.

Valuation of Intangible Assets:

The Company has acquired and continues to acquire significant intangible assets that Tix records at fair value.  Adoption of SFAS No. 141(R) "Business Combinations" on January 1, 2009, requires Tix to make assumptions regarding inputs into the discounted cash flow model about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Tix engages independent valuation experts who review Tix's critical assumptions and calculations for acquisitions of significant intangibles. Tix’s management reviews intangible assets for impairment annually using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and intangible assets are reviewed for impairment annually or when an event that could result in an impairment of goodwill occurs. At December 31, 2008, goodwill and intangibles amounted to $5.6 million and $6.8 million, respectively, and amortization expense for intangible assets amounted to $5.5 million in 2008. During 2008, Tix recorded impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively.  There were no impairments of goodwill in 2007 or 2006. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. There can be no assurance that future goodwill impairments will not occur.

Inventory Valuation:

Inventories are stated at the lower of cost or market. Market is defined as current replacement cost, except that market should not exceed the net realizable value and should not be less than net realizable value reduced by an allowance for an approximately normal profit margin. The cost of inventories is determined by using the first-in, first-out method. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. Our determination of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. We estimate a reserve for obsolescence and excess of our supplies inventory. Inventory is stated net of the reserve.

Recent Accounting Pronouncements:

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. The Company is evaluating the impact , if any, that the adoption of SFAS 141(R) and SFAS No. 160 will have on our consolidated financial.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin  (“SAB") No. 110 to permit entities, under certain circumstances, to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with SFAS No. 123 (R) Share-Based Payment. SAB No. 110 amended SAB No. 107 to permit the use of the “simplified” method beyond December 31, 2007. The Company continues to use the “simplified” method and will do so until more detailed relevant information about exercise behavior becomes readily available.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows. The effective date is for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). The Company is in the process of evaluating the effect of FAS No. 142-3 on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS 162 is effective November 15, 2008.

Liquidity and Capital Resources:

At December 31, 2008, we had cash and cash equivalents of $9.2 million and total assets of $28.8 million compared to $7.4 million and $55.2 million, respectively, at December 31, 2007. Working capital at December 31, 2008 and 2007 was $8.0 million and $8.9 million, respectively. We had no debt for the years ending December 31, 2008 and 2007.

Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from the selling of equity securities and to a much lesser extent upon proceeds received upon the exercise of options and warrants, as well as borrowings from related and unrelated parties. We may need to incur debt or issue equity to make other strategic acquisitions. We have no commitments from third parties to provide us with any additional future financing, and may not be able to obtain future financing on favorable terms.

We generally receive cash related to the sale of discount tickets and merchandise at the time of purchase. In certain instances, but not all, the sale of premium tickets occurs before the event. In these instances, the sale is recorded as deferred revenue until the event occurs. We pay the majority of event related expenses at the time of or after the event occurs.

Our revenues and cash fluctuate based upon the seasonality of our various businesses. Examples of seasonality of our businesses include Ticketing Services, which reports slightly greater revenues in the third and fourth quarters than those reported in the first half of the year. Our Live Entertainment segment records the majority of its revenues in the first and fourth quarters. Exhibit Merchandising and AnyEvent are not subject to seasonal fluctuation, but other factors. Exhibit Merchandising is less subject to seasonal fluctuations in revenues than our other businesses. EM is however, subject to revenue fluctuations as a result of exhibits that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. We expect cash flows from operations and other financing alternatives, to satisfy working capital, and capital expenditures for at least the succeeding year.

Sources of Cash:

For the years ended December 31, 2008, 2007 and 2006, the Company generated $7.6 million, $144,000 and $1.2 million from operating activities respectively.  During the year ended December 31, 2008 the Company did not undertake any capital fund raising activities. During the year ended December 31, 2007, the Company raised gross proceeds of $18. 0 million, $17.8 million of which were the result of the Company’s sale of common stock and warrants. The Company for the years ended December 31, 2008, 2007 and 2006  received net proceeds of $54,000, $229,000 and $211,000, respectively from the exercise of options and warrants.

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

Uses of Cash:

Acquisitions

During the years ended December 31, 2008, 2007, and 2006, we used $3.7 million, $12.6 million and an immaterial amount related to investing activities. Effective January 2, 2008, we acquired through merger Magic and NewSpace. As consideration for the acquisition of Magic, the Company paid $2.0 million, net of cash acquired and issued 476,190 shares of stock that had a market value of $2.3 million, which approximated the fair market value of the shares at the time of issuance. As consideration for the acquisition of NewSpace, the Company paid $1.3 million, net of cash acquired and issued 571,428 shares of stock that had a market value of $2.6 million, which approximated the fair market value of the shares at the time of issuance.

Effective March 14, 2007, pursuant to an Asset Purchase Agreement (the “Agreement”) with John’s Tickets, LLC, dba AnyEvent Tickets (“AnyEvent”) we acquired the assets of AnyEvent. Pursuant to the Agreement, we purchased the domain name “http://anyevent.com,” the contents of the website “http://anyevent.com,” the inventory of sporting events, concerts and tours, and theatre tickets outstanding as of the date of the Agreement, the phone number 1-800-ANYEVENT, and all existing contracts between Any Event and other existing box offices, theatres and brokers, pursuant to which AnyEvent acquires its ticket inventory. In consideration for the assets purchased under the Agreement, we paid $300,000 in cash and issued 137,500 shares of restricted common stock valued at $4.00 per share (aggregate value $550,000), which approximated the fair market value on the date of issuance, for total purchase consideration of $850,000. Additionally, the Company paid $96,000 for the actual costs of the ticket inventory based on a post-closing audit.

On August 7, 2007, pursuant to an Asset Purchase Agreement with Exhibit Merchandising LLC, and the members of EM, the Company purchased substantially all of the assets of EM. The purchase price for the assets was $11.5 million in cash and 5,000,000 restricted shares of the Company’s Common Stock with a market value of $35.0 million. We also assumed $120,000 in liabilities, primarily related to inventory of EM.

Other

During 2008, 2007 and 2006 the Company purchased $454,000, $678,000 and $41,000 of fixed assets. Further in 2007 the Company acquired certain website domain names for an additional $132,000.

Summary

Our primary short-term liquidity needs are to fund general working capital requirements while our long-term liquidity needs are primarily acquisition related. Our primary source of funds for our short-term needs will be cash flows from operations, while our long-term sources of funds will be from operations and debt or equity financing.

Results of Operations:

Consolidated Results of Operations
				% change	% change
				2008 v	2007 v
	2008	2007	2006	2007	2006

Revenue	$69,545,000	$18,567,000	$5,388,000	275%	245%
Operating Expenses:

Direct operating expenses	48,490,000	11,672,000	2,173,000	315%	437%
Selling, general and administrative expenses	12,547,000	15,934,000	1,214,000	-21%	1,213%
Depreciation and Amortization	4,601,000	1,668,000	164,000	176%	917%
Impairment of goodwill	25,445,000	-	-	N/A	N/A
Impairment of intangible assets	7,687,000	-	-	N/A	N/A
Corporate expenses	5,654,000	5,658,000	2,559,000	0%	611%

Operating Loss	(34,879,000)	(16,365,000)	(722,000)	113%	2167%
Operating Margin	-3%	-88%	-13%

Interest expense	(19,000)	(104,000)	(329,000)

Interest income	59,000	96,000	16,000

Gain on settlement with lender	-	-	1,078,000

Other income (expense) – net	175,000	28,000	(9,000)

Income from continuing operations	(34,664,000)	(16,345,000)	34,000

Income from discontinued operations
Non-cash gain from settlement of debts	-	-	5,000

Net Income (Loss)	$(34,664,000)	$(16,345,000)	$39,000

Revenues.

The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues we also offer discount dinner reservations and golf tee times. Additionally, with the formation of Exhibit Merchandising, LLC, from the assets acquired from Exhibit Merchandising, LLC (Ohio), we earn revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Further, through our live entertainment segment we earn revenues from the presentation and production of events, as well as sponsorship and ancillary revenues. Our revenues for the year ended December 31, 2008 and 2007 were $69.5 million and $18.6 million, respectively. Our revenues increased $50.9 million, or 275%, during the year ended December 31, 2008 as compared to the same period of the prior year.  The increase in revenues is due to the acquisitions of Magic, NewSpace and Exhibit Merchandising and the organic growth of our existing Ticketing Services. During the twelve months ended December 31, 2008, the Company realized $44.6million of revenues from Tix Productions whose operating units Magic Arts & Entertainment and NewSpace Entertainment, were acquired effective January 2, 2008, and therefore there are no corresponding revenues in 2007.

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

During 2006 and 2005 substantially all of our revenues were the result of commissions and fees generated by our discount ticket operation. Over revenues from ticket commissions and fees were $5.4 million for the year ended December 31, 2006, as compared to $2.7 million  for the year ended December 31, 2005, an increase of $2.7 million or 100%, as a result of an increase in the number of tickets sold and an increase in the average ticket price.

More detailed explanations for the changes in the years ended December 31, 2008, 2007, and 2006 changes are included in the applicable segment discussions following.

Direct operating expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets, goods sold and, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment.  Direct Costs of Revenues were $48.5 million for the year ended December 31, 2008 as compared to $11.7 million for the year ended December 31, 2007. Our operating expenses increased $36.8 million or 315% during the year ended December 31, 2008 as compared to the same period of the prior year primarily as a result of a 275% increase in revenues. Additionally, the live entertainment companies that we acquired have higher direct cost of goods and services than our Ticketing Services and Exhibit Merchandising businesses, which were our primary sources of revenue in 2007.

Direct Costs of Revenues were $11.7 million for the year ended December 31, 2007 as compared to $2.2 million for the year ended December 31, 2006. Our operating expenses increased $9.5 million or 437% during the year ended December 31, 2007 as compared to the same period of the prior year primarily as a result of a 245% increase in revenues. Additionally, the companies that we acquired have higher direct cost of goods and services than our discount ticketing operations, which was our primary source of revenue in 2006.

During 2006 and 2005 substantially all of our direct operating costs were related to the sales of discount tickets. Direct costs of revenues were $2.2 million for the year ended December 31, 2006, as compared to $1.5 million for the year ended December 31, 2005, an increase of $660,000, or 44%.

More detailed explanations of the years ended 2008 and 2007 changes are included in the applicable segment discussions following.

Operating Segment Selling, Marketing and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities, as well as the segment cost of management. Our operating segment selling, marketing and administrative expenses were $12.5 million for the year ended December 31, 2008, as compared to $15.9 million for the year ended December 31, 2007. Our selling, general and administrative expenses decreased $3.4 million or 21%, during the year ended December 31, 2008 as compared to the same period of the prior year.  The decrease in operating segments’ selling, marketing and administrative expenses is a result of a $12.3 million decline at our Ticket Services segment, which was offset in part by an increase in selling and administrative expenses at Exhibit Merchandising of $2.8 million and a $6.1 million increase due to the operations of our Live Entertainment segment that was formed in January 2008 from the merged assets of Magic and NewSpace.

Our operating segment selling, marketing and administrative expenses were $15.9 million for the year ended December 31, 2007, as compared to $1.2 million for the year ended December 31, 2006. Our selling, general and administrative expenses increased $14.7 million or 1,213%, during the year ended December 31, 2007 as compared to the same period of the prior year due to increases in selling and administrative expenses of our Ticket Service segment of $13.8 million, as well the acquisition of EM in August 2007. We issue our common stock as payment for certain consulting services provided in conjunction with the development of strategic relationships with producers, presenters and venues. These agreements are reviewed and approved by the Board of Directors prior to their being entered and have durations that vary from two to four years. Due to the nature of the work being performed by the service provider there are no performance requirements included in these agreements, as a result the fair value of the common stock is expensed at the time the agreement is entered into by us. During 2007, we paid $1.7 million and issued common stock and warrants with a fair market value of $10.9 million to consultants in our efforts to enter into and expand our strategic relationships with producers, presenters and venues related to our ticketing services segment.

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

More detailed explanations of the years ended 2008 and 2007 changes are included in the applicable segment discussions following.

Corporate expenses

Corporate expenses are expenses that relate to activities directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses were relatively unchanged for the year ended December 31, 2008, as compared to the same period of the prior year. Corporate expenses are $5.7 million for the twelve months ended December 31, 2008 and represented 8% of revenues as compared to $5.7 million for the year ended December 31, 2007 and 31% of revenues.  During the twelve months ended December 31, 2008, corporate consulting expenses related to marketing services and public relations declined $900,000 to $1.4 million, as compared to $2.3 million during 2007.  This was offset by an increase in the corporate payroll and related expenses of $600,000 during 2008, as well as an additional $200,000 in other corporate expenses, including $100,000 related to our NASDAQ listing. The increase in payroll and related benefits was attributable to additional administrative personnel being added to the payroll during 2008 due to our growth and employees added in 2007 being employed for the entire year.

Corporate expenses increased $3.1 million, or 121% for the year ended December 31, 2007, as compared to same period of the prior year. The majority of the increase in corporate expense is related to the Company incurring $1.6 million in additional consulting expenses during 2007 attributable to equity compensation paid to outside consultants. We issued our common stock as payment for certain consulting services provided in conjunction with investor relations and public relations. These agreements were reviewed and approved by the Board of Directors prior to their being entered and have durations that vary from two to four years. Due to the nature of the work being performed by the service provider there are no performance requirements included in these agreements. As result the fair value of the common stock is expensed at the time these agreements were entered into by us. Further, we paid an additional $600,000 in consulting expenses related to our efforts to expand and improve our investor relations programs. Employee compensation expense increased $1.2 million during 2007. The increase was attributable to a $1.0 million increase in employee stock option expense resulting from 822,000 employee stock option grants in 2007. Additionally corporate payroll and related expenses increased approximately $200,000 during 2007. The increase was attributable to additional administrative personnel being added to the payroll during 2007 and employees added in 2006 being employed for the entire year.

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

Goodwill and Intangible Asset Impairment

The Company has acquired and continues to acquire significant intangible assets that Tix records at fair value. Tix’s management makes assumptions regarding inputs into the discounted cash flow model about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Tix engages independent valuation experts who review Tix's critical assumptions and calculations for acquisitions of significant intangibles. Tix’s management reviews intangible assets for impairment annually using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and intangible assets are reviewed for impairment annually or when an event that could result in an impairment of goodwill occurs. During 2008, Tix’s management recorded impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively.  There were no impairments of goodwill or intangible assets in 2007 or 2006.
Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. There can be no assurance that future goodwill impairments will not occur.

Depreciation and Amortization

Our depreciation and amortization was $4.6 million and $1.7 million for the years ended December 31, 2008 and 2007 respectively. The approximate increase of $2.9 million in depreciation and amortization expense in 2008, reflects a $1.8 million increase in amortization expense associated with EM and $900,000 associated with our acquisitions of Magic and NewSpace in January 2008, for which there are no corresponding charges in 2007.  The increase in amortization expense associated with EM reflects twelve months of amortization in 2008, whereas 2007 reflects the five months of expense following its acquisition in August 2007.  For the year ended December 31, 2008, depreciation expense increased $200,000 as compared to the same period in the prior year. The increase reflects $175,000 in depreciation expense resulting from the EM fixed assets acquired in August 2007 being depreciated for twelve months in 2008 versus five months of depreciation expense in 2007.  Additionally, the remaining amount of the increase in depreciation expense was related to the fixed assets acquired in our acquisitions of Magic and NewSpace in January 2008, for which there is no corresponding expense in 2007.  We expect that our future depreciation of expenses will be consistent with our past amounts recorded.

Our depreciation and amortization was $1.7 million and $164,000 for the years ended December 31, 2007 and 2006 respectively. The approximate increase of $1.6 million in depreciation and amortization expense in 2007 primarily reflects a $1.4 million increase in amortization expense and a $200,000 increase in depreciation expense. The increase in amortization expense relates primarily to a $14.9 million increase in amortizable intangible assets resulting from our acquisition of Exhibit Merchandising, LLC in August 2007 and John’s Tickets in March 2007, and to a lesser extent an increase in depreciable assets resulting from the acquisitions.

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

Gain on Settlement with Lender

On September 13, 2006, the Company repaid in full its obligation to Finova/Steamboat of $1.2 million (including accrued interest of $300,000) by making final cash payment of $102,000. As a result, the Company recognized a non-cash gain on settlement with lender of $1,078,000 during the year ended December 31, 2006. There were no comparable events in 2007 or 2005.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Interest Expense

Interest expense was $19,000, $104,000, and $329,000 for the years ended December 31, 2008, 2007, and 2006. Interest expense in 2008 was primarily the result of interest associated with capital leases. Interest Expense of $76,000 incurred in 2007 was related to a $2.0 million note payable with a related party and  an additional $28,000 incurred was a result of capital leased assets. Interest expense of $329,000 in 2006 was principally the result of  non-cash interest charges being realized through the amortization of the discount of debentures that were issued in December 2004 and January 2005.  Debentures were fully amortized in March 2006.

  Cash Flows

	Year Ended December 31,
	2008	2007	2006

Cash provided by (used in):
Operating activities	$7,570,000	$144,000	$1,169,000
Investing activities	$(3,679,000)	$(12,642,000)	$(41,000)
Financing activities	$(2,090,000)	$17,972,000	$499,000

Operating Activities

Our primary short-term liquidity needs are to fund general working capital requirements while our long-term liquidity needs are primarily acquisition related. Our primary source of funds for our short-term needs is cash flows from operations, while our long-term sources of funds will be from operations and debt or equity financing.  During the last few years, we have relied on the proceeds from loans from both unrelated and related parties and the sale of our debt and equity securities to provide the resources necessary to execute our business strategy.

Year Ended 2008 Compared to Year Ended 2007

Cash flows provided from operating activities were $7.6 million for the year ended December 31, 2008, compared to cash provided from operations of $144,000 for the year ended December 31, 2007. The $7.5 million increase in cash flows provided from operating activities were the result of a $33.1 million impairment charge to goodwill and intangible assets, for which there is no corresponding charge in 2007; and $2.9 million higher amortization expense in 2008 than 2007. This was partially was offset by an $18.4 million larger net operating loss in 2008 as compared to 2007; and  a reduction of $11.8 million in non-cash consulting and payroll expenses from the issuance of  common stock for payment of services in 2008 compared to 2007. The remaining amounts relate to operating accounts that are reflective of the level and timing of activity that occurred during the period, i.e., accounts receivable, accounts payable and accrued liabilities.

Year Ended 2007 Compared to Year Ended 2006

Cash flows from operations were $144,000 for the year ended December 31, 2007, compared to cash provided from operations of $1.2 million for the year ended December 31, 2006. The $1.0 million decrease in cash flows provided from operations were the result of a net operating loss in 2007, as compared to an operating profit in 2006, and adjustments for non-cash items and changes in accounts reflecting non-operating activities. Net loss in 2007 was $16.3 million as compared to a $39,000 profit in 2006. Items that offset the additional $16.3 million loss in 2007 were $13.0 million more in consulting and payroll expenses from the issuance of our common stock for payment of services in 2007 than in 2006, as well as $1.5 million more in amortization and depreciation expense being recognized in 2007 than in 2006. Also, during 2006, we settled our outstanding debt with a lender; the transaction resulted in us recognizing a $1.1 million gain on the transaction and there was no comparable transaction in 2007. The remaining amounts relate to operating accounts that are reflective of the level and timing of activity that occurred during the period, i.e., accounts receivable, accounts payable and accrued liabilities.

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

Investing Activities

Year Ended 2008 Compared to 2007

Cash used in investing activities was $3.7 million for the year ended December 31, 2008 compared to $12.6 million in 2007. During 2008, Tix acquired through merger Magic Arts & Entertainment, LLC and NewSpace Entertainment, Inc for $2.0 million and $1.3 million respectively, as compared to 2007 when Tix acquired the assets of Exhibit Merchandising, LLC (Ohio) for $11.4 million and AnyEvent, LLC for $396,000. Additionally, in 2008 and 2007 we made investments in our infrastructure (e.g., telephone system and intellectual property) of $454,000 and $703,000 respectively.  We expect to continue to consider acquisition opportunities; however there is no assurance that we can find such opportunities in the future or if identified that we can come to an agreement with their owners.  The Company expects to make similar levels of investment in its infrastructure in future years.

Year Ended 2007 Compared to 2006

Cash used in investing activities was $12.6 million for the year ended December 31, 2007 compared to $41,000 in 2006. The increase in cash used in investing activities is reflective of our acquiring the assets of Exhibit Merchandising, LLC (Ohio) for $11.4 million and AnyEvent, LLC for $396,000. There were no comparable events in 2006. Additionally, in 2007 we made investments in our infrastructure (e.g., telephone system and intellectual property) of $703,000.

Year Ended 2006 Compared to 2005

Cash used in investing activities was $41,000 for the year ended December 31, 2006 compared to $221,000 in 2005. The decrease in cash used in investing activities is reflective of the opening of three new ticket facilities in 2005, while during the year ended December 31, 2006, no new discount ticket locations were added.

Financing Activities

Year Ended 2008 Compared to 2007

Cash used in financing activities for the twelve months ended December 31, 2008, were $2.1 million, as compared to $18.0 million generated from financing activities during the year ended December 31, 2007. The $20.1 million decrease in cash provided from financing activities during the year ended December 31, 2008, primarily reflects $2.1 million used in our buy-back program, while in the year ended December 31, 2007 we received $17.8 million of net proceeds from the sale of common stock and warrants. Net proceeds from the exercise of options and warrants in 2008 and 2007 were $54,000 and $229,000 respectively. Partially offsetting these increases was the repayment in 2008 and 2007 of long term capital lease obligations of $46,000 and $41,000 respectively.

Year Ended 2007 Compared to 2006

Cash flow from financing activities was $18.0 million for the year ended December 31, 2007, compared to $499,000 in 2006. The $17.5 million increase in cash provided from financing activities during the year ended December 31, 2007, primarily reflects a $16.8 million increase in net proceeds received from the sale of common stock and warrants in 2007, as compared to 2006. We received comparable amounts of net proceeds from the exercise of options and warrants in 2007 and 2006. Net proceeds from the exercise of options and warrants in 2007 and 2006 were $229,000 and $211,000 respectively. Partially offsetting these increases was the repayment in 2007 and 2006 of long term capital lease obligations and convertible debentures of $41,000 and $582,000 respectively.

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

Discussion of Segment Results

We operate in three reportable segments; ticket services, event and branded merchandising and with our formation of Tix Productions, Inc. (TPI) in 2008, live entertainment.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis.

Information related to our operating segments is as follows:

	Ticketing	Exhibit	Live	Corporate	Consolidated
	Services	Merchandising	Entertainment	Expenses	and Combined

2008
Revenue	$13,952,000	$11,030,000	$44,563,000	$-	$69,545,000
Direct operating expenses	5,725,000	6,877,000	35,888,000	-	48,490,000
Selling, general and administrative expenses	2,720,000	3,681,000	6,146,000	5,654,000	18,201,000
Impairment of goodwill	-	25,445,000	-	-	25,445,000
Impairment of intangible assets	-	7,687,000	-	-	7,687,000
Depreciation and amortization	206,000	3,173,000	916,000	306,000	4,601,000
Operating income (loss)	$5,301,000	$(35,833,000)	$1,613,000	$(5,960,000)	$(34,879,000)

Total assets	$3,738,000	$10,462,000	$10,449,000	$4,199,000	$28,848,000

2007
Revenue	$14,284,000	$4,283,000	$-	$-	$18,567,000
Direct operating expenses	8,829,000	2,843,000	-	-	11,672,000
Selling, general and administrative expenses	15,029,000	905,000	-	5,658,000	21,592,000
Depreciation and amortization	195,000	1,229,000	-	244,000	1,668,000
Operating income (loss)	$(9,769,000)	$(694,000)	$-	$(5,902,000)	$(16,365,000)

Total assets	$2,977,000	$47,224,000	$-	$4,967,000	$55,168,000

2006
Revenue	$5,388,000	$-	$-	$-	$5,388,000
Direct operating expenses	2,173,000	-	-	-	2,173,000
Selling, general and administrative expenses	1,214,000	-	-	2,559,000	3,773,000
Depreciation and amortization	159,000	-	-	5,000	164,000
Operating income (loss)	$1,842,000	$-	$-	$(2,564,000)	$(722,000)

Total assets	$1,699,000	$-	$-	$933,000	$2,632,000

The following is a summary of the operating results of our operating segments.

Ticketing Services:

Our Ticketing Services segment operating results were as follows:

Segment Reporting (T4T, AE, Tix4Members)

				% Change	% Change
	Year Ended December 31,			2008 vs.	2007 vs.
	2008	2007	2006	2007	2006

Revenue	$13,952,000	$14,284,000	$5,388,000	-2%	165%
Operating Expenses:
Direct operating expenses	5,725,000	8,829,000	2,173,000	-35%	306%
Selling, general and administrative expenses	2,720,000	15,029,000	1,214,000	-82%	1138%
Depreciation and amortization	206,000	195,000	159,000	6%	23%
Operating income (loss)	$5,301,000	$(9,769,000)	$1,842,000	-154%	-630%

Operating margin	38%	-68%	34%	-156%	-300%

Revenues

The Ticketing services operations are performed by our Tix4Tonight subsidiary. Tix4Tonight has two operating units: Tix4Tonight, our discount ticket seller, and Tix4AnyEvent (AnyEvent), our premium ticketing operation. The Ticketing Service segment earns fee revenues from the sales of discounted tickets to purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offer discount dinner reservations and golf tee times. Ticketing service revenues were $14.0 million for the year ended December 31, 2008 as compared to $14.3 million for the year ended December 31, 2007. Our revenues were unchanged during the year ended December 31, 2008 as compared to the same period of the prior year. The stability in our Ticket Service segment revenues is the result of two factors. The first factor is that we have changed our strategy with regards to premium tickets.  AnyEvent’s customer changed from the general public to national retail ticket brokers. As a result of this change we are assuming less risk. The effect of this change in strategy was that our premium ticket revenues declined $5.1 million to $1.2 million for the year ended December 31, 2008.  The second factor is Tix4Tonight’s revenues increased $4.7 million or 59% in 2008 as compared to the same period in 2007. The increase reflects both higher demand for discount tickets as well as a higher average selling ticket price in 2008. Tix4Tonight discount tickets sold increased 346,000 tickets or 48% to 1,060,000 discounted show tickets for the year ended December 31, 2008. This increase in revenues in 2008 as compared to 2007 reflects an increased customer demand for tickets, and higher revenues  our dinner reservation operations. Tix4Tonight earned commissions and fees related to the sale of $53.9 million of tickets to Las Vegas shows and events for the year ended December 31, 2008, as compared to $33.2 million for the year ended December 31, 2007. The average ticket price increased to $50.88 during the year-ended December 31, 2008, as compared to $46.56 for the comparable period in 2007.

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

During 2008, 24% of our Ticketing Service segment’s revenues were derived from a single producer of shows for which we sell discount tickets for multiple shows. Each show appears at a different venue, hotel or theatre; however no single show, venue or theatre was greater than 10% of revenues. During the years ended December 31, 2007 and 2006, there were no showrooms or other ticket sources which accounted for 10% or more of ticketing services revenues.

Direct operating expenses

Tix4Tonight direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct operating expenses were $5.7 million for the year ended December 31, 2008 as compared to $8.8 million for the year ended December 31, 2007. Our direct operating expenses declined $3.1 million or 35%. The decline in direct operating expenses is reflective of our change in strategy regarding the sale of premium tickets. During the year ended December 31, 2008, our premium ticket direct operating cost declined $4.5 million to $1.0 million, as a result of a corresponding decline in premium ticket revenues. The decline in direct operating costs associated with our premium ticket business was offset in part by higher costs associated with the higher revenues from our discount ticket operations.  Direct operating cost expenses associated with our discount ticket operations increased 40%, which is consistent with our 59% increase in revenues associated with our discount tickets operations.

Direct Costs of Revenues were $8.8 million for the year ended December 31, 2007 as compared to $2.2 million for the year ended December 31, 2006. Our operating expenses increased $6.6 million or 306%. The higher operating expenses were reflective of the higher revenues from our existing discount ticket operations, as well as the acquisition of AnyEvent.

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

Selling, Marketing and Administrative Expenses

Tix4Tonight selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. Tix4Tonight’s selling; marketing and administrative expenses were $2.7 million for the year ended December 31, 2008, as compared to $15.0 million for the year ended December 31, 2007. Our selling, marketing and administrative expenses decreased $12.3 million or 82%, during the year ended December 31, 2008. The $12.3 million decrease in selling, marketing and administrative expenses is the result of the Company issuing $12.6 million of common stock in 2007 as a payment for certain consulting services provided in conjunction with the development of strategic relationships with producers, presenters and venues for which there was no corresponding expense in 2008. This was partially offset by a $300,000 increase in Tix4Tonight’s selling, marketing, and administrative expense due to additional selling, and administrative expense associated with an increase in revenues.

Tix4Tonight’s selling; marketing and administrative expenses were $15.0 million for the year ended December 31, 2007, as compared to $1.2 million for the year ended December 31, 2006. Our selling, marketing and general and administrative expenses increased $13.8 million or 1,138%, during the year ended December 31, 2007. The $13.8 million increase in selling, general and administrative expenses includes $12.6 million related to consulting expenses. We issue our common stock as a payment for certain consulting services provided in conjunction with the development of strategic relationships with producers, presenters and venues. These agreements are reviewed and approved by our Board of Directors prior to their being entered and have durations that vary from two to four years. Due to the nature of the work being performed by the service provider there are no performance requirements included in these agreements, as a result the fair value of the common stock is expensed at the time the agreement is entered into by us. During 2007, we paid $1.7 million and issued common stock and warrants, which at the time of issuance had a fair market value of $10.9 million. The remaining $1.2 million increase is due to additional selling, and administrative expense associated with an increase in revenues and our acquisition of  John's Tickets.

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

Exhibit Merchandising:

Our Exhibit Merchandising segment operating results were as follows:

Segment Reporting - Exhibit Merchandising

				% Change	% Change
	Year Ended December 31,			2008 vs.	2007 vs
	2008	2007	2006	2007	2006

Revenue	$11,030,000	$4,283,000	$-	158%	N/A
Operating Expenses:
Direct operating expenses	6,877,000	2,843,000	-	142%	N/A
Selling, general and administrative expenses	3,681,000	905,000	-	303%	N/A
Impairment of goodwill	25,445,000	-	-	N/A	N/A
Impairment of intangible assets	7,687,000	-	-	N/A	N/A
Depreciation and amortization	3,173,000	1,229,000	-	158%	N/A

Operating income (loss)	$(35,833,000)	$(694,000)	-	5,063%	N/A

Operating margin	-325%	-16%	N/A

Exhibit Merchandising was acquired in August 2007; therefore there are no comparable balances: EM offers exhibit and theatrical producers the opportunity for additional revenue streams while adding the retail expertise required to manage the operations, thereby leveraging the use of EM’s expertise and knowledge in the specialized retail world. Exhibitors receive a simple royalty payment each period with no other expense to the producer.

Revenues

EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turnkey retail store with commercially-available and extensive custom-branded product for sale. It operates the stores in spaced rented in conjunction with the exhibit. For the year ended December 31, 2008 revenues from our Exhibit Merchandising operation were $11.0 million or $917,000 per month as compared to $4.3 million or $860,000 per month for the five months of operation from August 8, 2007 to December 31, 2007. EM earned its revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit.

 Direct operating expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses were $6.9 million, for the year ended December 31, 2008 or 62% of revenues as compared to $2.8 million or 66% of revenues for the year ended December 31, 2007.

Selling, Marketing and Administrative Expenses

EM’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. EM’s selling, marketing and administrative expenses for the twelve months ended December 31, 2008 were $3.7 million or 33% of revenues, as compared to $905,000 or 21% of revenues.  The higher selling; marketing and administrative expenses incurred during 2008 are reflective of legal fees associated with the establishment of the foreign subsidiaries and the associated cost of housing, travel and transportation.

Goodwill and Intangible Asset Impairment

As part of the annual review of goodwill and intangible assets, management determined an impairment of goodwill and intangible assets had occurred.  As a result, in 2008, Tix’s management recorded impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively.  There were no impairments of goodwill or intangible assets in 2007 or 2006.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. There can be no assurance that future goodwill impairments will not occur.

Live Entertainment:

Our Live Entertainment segment operating results were as follows:

Segment Reporting – Live Entertainment

				% Change	% Change
	Year Ended December 31,			2008 vs.	2007 vs
	2008	2007	2006	2007	2006

Revenue	$44,563,000	-	-	N/A	N/A
Operating Expenses:
Direct operating expenses	35,888,000	-	-	N/A	N/A
Selling, general and administrative expenses	6,146,000	-	-	N/A	N/A
Depreciation and amortization	916,000	-	-	N/A	N/A

Operating income (loss)	$1,613,000	-	-	N/A	N/A

Operating margin	4%	N/A	N/A

As a live entertainment presenter, we book touring theatrical and concert presentations with a history of successful commercial appeal as well as participate in the development and roll-out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London.  We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eight US cities, our Salt Lake City based group and corporate sales team and standard marketing tools including print, radio, television, outdoor and e-marketing tools. In addition, we invest in shows or productions in advance of their initial tour to obtain favorable touring and distribution rights.

Revenues

During the year ended December 31, 2008, revenues from our Live Entertainment operations were $44.6 million. Revenues from live entertainment are a function of a number of elements: revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these revenues at gross. In other instances where we only receive a fee and are not the principal obligors to vendors, we record these revenues at net. It is management’s belief that this is consistent with EITF abstract 99-19 “Reporting Revenues Gross as Principal Versus Net as an Agent.” Revenues from our Live Entertainment operations are seasonal with the first and fourth quarters being traditionally the strongest.

During 2008, our Live Entertainment segment had several shows, which represented approximately 10% of its revenues. Shows that represented approximately 10% of our revenues included “Walking with Dinosaurs,” “Jesus Christ Superstar,” “Lord of the Dance” and “Mannheim Steamroller.”

Direct Operating Expenses

During the year ended December 31, 2008, direct operating expense was $35.9 million or 81% of revenues. Expenses that would be characterized as direct operating expenses include the guarantees, profit sharing and royalties paid directly to the touring productions, direct expenses of the theater which include staffing, rent and box office charges, marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have sharing arrangements whereby the artist receives an increasingly higher share of the operating income as revenues increase therefore, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. Live Entertainment’s administrative expenses for the year ended December 31, 2008, were $6.1 million or 14% of revenues.

Depreciation and amortization

Depreciation and amortization expense incurred during the year ended December 31, 2008 was $916,000 and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for 2009.

Contractual Obligations and Commitments:

At December 31, 2008, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below.

	Payments due by Fiscal Years Ending December 31,
	Total	2009	2010	2011	2012	2013

Employment agreement	$3,245,000	$1,690,000	$1,394,000	$161,000	$-	$-

Capital lease obligations	152,000	64,000	67,000	9,000	9,000	3,000

Operating lease obligations	6,166,000	2,433,000	1,780,000	1,120,000	833,000	-

Total contractual cash obligations	$9, 563,000	$4,187,000	$3,241,000	$1,290 ,000	$842,000	$3,000

Off-Balance Sheet Arrangements:

At December 31, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2008, it would not have had a material effect on our results of operations or cash flows for that period.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A     Control and Procedures

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2008, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud.  Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our financial controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

During 2008, we completed the acquisitions of Magic Arts & Entertainment, LLC and NewSpace, Inc., which were included in the scope of our assessment of internal control over financial reporting as of December 31, 2008.

Our independent registered public accounting firm, Weinberg & Company, P.A., who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text set forth the names and ages of all directors and executive officers of the Company as of February 28, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers. Except as noted below, there is no arrangement or understanding between any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors, and there are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

As a condition to the Closing of the Company’s acquisition of Exhibit Merchandising, LLC (EM) the Company entered into a Voting Agreement with Joseph Marsh, a former owner of EM pursuant to which, for a period of four years our-management, Mr. Marsh granted the Company, through its board of directors, the right to vote all of his shares, including the shares acquired pursuant to the Asset Purchase Agreement. As of the date hereof, such shares total 4,555,000.

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

Kimberly Simon has been employed by the Company for over eleven years. Ms. Simon started her career with the Company in September 1997 as the general manager of the Company's Las Vegas ride simulator facility. Effective March 1, 2007, Ms. Simon was promoted to Chief Operating Officer and is responsible for all day-to-day operations. Prior to joining the Company, Ms. Simon gained managerial experience with several national companies. Ms. Simon graduated from Northern Illinois University with a Bachelor’s Degree.

Matthew Natalizio has been Chief Financial Officer of the Company since September 2007. Prior to joining us Mr. Natalizio was the CFO of CytRx Corporation from July 2004 to September 2007 and from November 2002 to December 2003, he was President and General Manager of a privately held furniture manufacturing company. Prior to that, from January 2000 to October 2002, he was Chief Financial Officer of Qualstar Corporation, a publicly traded designer and manufacturer of data storage devices. Mr. Natalizio is a CPA and was a Senior Manager at KPMG. He earned his Bachelor of Arts degree in Economics from the University of California, Los Angeles.

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

Andrew Pells was elected as a Director of the effective July 2, 2007. From 1990 to December 2003, Mr. Pells served as an executive of Hotels.com and its predecessors in various management capacities. From January 1, 2004 to the present, Mr. Pells has been an independent consultant to the Internet/Travel Industry.

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

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers complied with Section 16(a) during 2008.

Family Relationships among Directors and Executive Officers:

There were no family relationships among directors and executive officers during the years ended December 31, 2008, 2007 and 2006.

Indebtedness of Directors and Executive Officers:

None of the Company's directors or executive officers or their respective associates or affiliates is indebted to the Company.

Legal Proceedings with Affiliates:

The Company is not involved in any legal proceedings with any director, officer, affiliate or stockholder of the Company.

Code of Ethics:

The Company has adopted a written Code of Ethics that applies to its senior management. A copy of the Company's Code of Ethics, executed by the Company's Chief Executive Officer and Chief Financial Officer, has been filed as an amended exhibit to this Annual Report on Form 10-K. A copy of the Company's Code of Ethics is available on the Company’s website http://www.tixcorp.com or alternatively to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company's corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a filing under a Current Report on Form 8-K with the Securities and Exchange Commission.

Changes in Procedures to Nominate Directors:

Since the date of the Company's last disclosures pursuant to Item 7(d)(s)(ii)(G) of Schedule 14A of the Securities Exchange Act of 1934, as amended, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Meetings and Committees of the Board of Directors:

During the year ended December 31, 2008, the Company’s Board of Directors met on three occasions. Additional board actions were taken by unanimous written consent.

The Company has a Nomination and Governance Committee of the Board of Directors. The purpose of the Nomination and Governance Committee of the Board of Directors of Tix Corporation is to assist the Board in discharging its duties relating to corporate governance and the composition and evaluation of the Board.  The members of the Committee are Messrs. Pells, Feirstein and Georges, none of whom is an employee of the Company. Mr. Pells serves as the Chairman of the Committee. Each of the members is an “independent director” under the NASDAQ and Exchange Act rules.

The Compensation Committee of the Board of Directors consists of three directors of the Company, Andy Pells, Norman Feirstein and Sam Georges, none of whom is an employee of the Company. Mr. Feirstein serves as the Chairman of the Committee. The Compensation Committee reviews the performance of the executive officers of the Company and reviews the compensation programs and agreements for key employees, including salary and bonus levels.  Each of the members is an “independent director” under the NASDAQ rules.

The Audit Committee of the Board of Directors consists of Andy Pells, Norman Feirstein and Sam Georges, none of whom is an employee of the Company. Mr. Georges serves as the Chairman of the Committee. The audit committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, the performance of the independent public accountants, and the accounting practices of the Company.  Each of the members is an “independent director” under the NASDAQ rules.  The Board of Directors has determined that Mr. Georges is an audit committee financial expert as that term is defined in Item 407(d)(5) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     Overview of Executive Compensation Program

The Compensation Committee of our board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executive officers are similar to those provided to our other officers.

Throughout this Annual Report, the individuals included in the Summary Compensation Table are referred to as the “named executive officers.”

     Compensation Philosophy and Objectives

The components of our executive compensation consist of salary, annual cash bonuses awarded based on the Compensation Committee’s subjective assessment of each individual executive’s job performance during the past year, stock option grants to provide executives with longer-term incentives, and occasional special compensation awards (either cash or stock options) to reward extraordinary efforts or results.

The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our Company. The Compensation Committee uses annual and other periodic cash bonuses to reward an officer’s achievement of specific goals and employee stock options as a retention tool and as a means to align the executive’s long-term interests with those of our stockholders, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation to maintain our company’s ability to attract and retain excellent employees in key positions and to assure that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies. To that end, the Compensation Committee believes executive compensation packages provided by us to our named executive officers should include both cash compensation and stock options.

Because of the size of our Company, the small number of executive officers in our Company, and our company’s financial priorities, the Compensation Committee has decided not to implement or offer any pension benefits, deferred compensation plans, or other similar plans for our named executive officers.

     Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our officers. Decisions regarding the non-equity compensation of our other officers are made by our President and Chief Executive Officer.

The Compensation Committee and the President and Chief Executive Officer annually review the performance of each named executive officer (other than the President and Chief Executive Officer, whose performance is reviewed only by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

     Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual cash and incentive-based cash and non-cash executive compensation to seek to motivate our named executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. The Compensation Committee utilizes data to set compensation for our executive officers at levels targeted at or around a range of compensation amounts provided to executives at comparable companies considering, for each individual, their individual experience level related to their position with us. There is no pre-established policy or target for the allocation between either cash and non-cash incentive compensation.

     2008 Executive Compensation Components

For 2008, the principal components of compensation for the named executive officers were:

•	base salary;

•	annual bonuses; and

•	equity incentive compensation.

     Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the year. Base salary ranges for the named executive officers are determined for each named executive officer based on his position and responsibility.

During its review of base salaries for executives, the Compensation Committee primarily considers:

•	the negotiated terms of each executive employment agreement;

•	internal review of the executive’s compensation, both individually and relative to other named executive officers; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the Compensation Committee’s assessment of the individual’s performance. Base salaries for the named executive officers in 2008 were increased from the base salaries in effect during the prior year by amounts ranging from 3% for our prior to 8%. The salaries and other terms of employment of Mr. Matthew Natalizio, our Chief Executive Officer, and Mr. Mitch Francis are in the process of being negotiated with our compensation committee.

     Annual and Special Bonuses

The Compensation Committee has not established an incentive compensation program with fixed performance targets. Because we do not generate significant profits, the Compensation Committee bases its discretionary compensation awards on the achievement of milestones, and effective fund-raising efforts, and effective management of personnel and capital resources, among other criteria. During 2008, there were no bonuses paid to management.

     Equity Incentive Compensation

As indicated above, the Compensation Committee also aims to encourage the company’s executive officers to focus on long-term company performance by allocating to them stock options that vest over a period of several years. In 2007, the Compensation Committee granted to Ms. Simon a nonqualified option to purchase 300,000 shares of our common stock at a price of $7.00 per share, which equaled the closing market price on the date of grant. The option vests annually over three years, provided that Mr. Simon continues in our employ. In addition, in connection with the hiring of Matthew Natalizio as Chief Financial Officer, and our other named executive officers, the Compensation Committee also granted stock options to those named executive officers. All of these other stock options had an exercise price equal to the closing market price on the date of grant, and also vest monthly over three years, provided that such executives remain in our employ through such monthly vesting periods.

     Retirement Plans, Perquisites and Other Personal Benefits

We have adopted a tax-qualified employee savings and retirement plan, the 401(k) Plan, for eligible United States employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. Matching and profit-sharing contributions, if any, are subject to a vesting schedule; all other contributions are at all times fully vested. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

We do not provide any of our executive officers with any other perquisites or personal benefits, other than benefits that we offer Mr. Francis and Ms. Simon provided for in their employment agreements. As required by Mr. Francis’ employment agreement, during 2008 we paid insurance premiums with respect to life insurance policies for Mr. Francis which had a face value of approximately $5.0 million as of December 31, 2008 and under which Mr. Francis’ designee is the beneficiary. In addition Mr. Francis receives a car allowance, car insurance, tax preparation, long term disability and health insurance for his spouse. As required by Ms. Simon’s employment agreement, during 2008 we paid a car allowance, car insurance, and medical insurance premiums.

     Ownership Guidelines

The Compensation Committee has no requirement that each named executive officer maintain a minimum ownership interest in our company.
Our long-term incentive compensation consists solely of periodic grants of stock options to our named executive officers. The stock option program:

•	links the creation of stockholder value with executive compensation;

•	provides increased equity ownership by executives;

•	functions as a retention tool, because of the vesting features included in all options granted by the Compensation Committee; and

•	maintains competitive levels of total compensation.

We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest annually over the first three years of the ten-year option term. Vesting and exercise rights cease upon termination of employment (or, in the case of exercise rights, 90 days thereafter), except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives and reward, or provide incentive for, the achievement of corporate goals and strong individual performance. Options are granted based on a combination of individual contributions to our company and on general corporate achievements, which may include the attainment of product development milestones and attaining other annual corporate goals and objectives. On an annual basis, the Compensation Committee assesses the appropriate individual and corporate goals for our new executives and provides additional option grants based upon the achievement by the new executives of both individual and corporate goals. We expect that we will continue to provide new employees with initial option grants in the future to provide long-term compensation incentives and will continue to rely on performance-based and retention grants to provide additional incentives for current employees. Additionally, in the future, the Compensation Committee may consider awarding additional or alternative forms of equity incentives, such as grants of restricted stock, restricted stock units and other performance-based awards.

It is our policy to award stock options at an exercise price equal to The NASDAQ Capital Market’s closing price of our common stock on the date of the grant. In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of the common stock on the grant date. The Compensation Committee has never granted options with an exercise price that is less than the closing price of our common stock on the grant date, nor has it granted options which are priced on a date other than the grant date. For purposes of determining the exercise price of stock options, the grant date is deemed to be the first day of employment for newly hired employees, or the date on which the Compensation Committee or the Chief Executive Officer, as applicable, approves the stock option grant to existing employees.

We have no program, practice or plan to grant stock options to our executive officers, including new executive officers, in coordination with the release of material nonpublic information. We also have not timed the release of material nonpublic information for the purpose of affecting the value of stock options or other compensation to our executive officers, and we have no plan to do so. We have no policy regarding the adjustment or recovery of stock option awards in connection with the restatement of our financial statements, as our stock option awards have not been tied to the achievement of specific financial goals.

     Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that corporations may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid to our executive officers generally is fully deductible for federal income tax purposes.

Accounting for Share-Based Compensation

Beginning on January 1, 2006, we began accounting for share-based compensation in accordance with the requirements of FASB Statement 123(R), Share-Based Payment. This accounting treatment has not significantly affected our compensation decisions. The Compensation Committee takes into consideration the tax consequences of compensation to the named executive officers, but tax considerations are not a significant part of the company’s compensation policy.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee. Messrs. Feirstein, Georges, and Pells served as all of the members of the Compensation Committee during 2008.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing “Compensation Discussion and Analysis” be included in this Annual Report.

The following table and text sets forth information with respect to the compensation paid to the Company’s senior executive officers during the years ended December 31, 2008, 2007 and 2006. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive officers.

SUMMARY COMPENSATION TABLE

	Year
	Ended		Base		Stock		Option		Other		Total
	December		Salary	Bonus	Awards		Awards		Compensation		Compensation
Name and Principal Position	31		$	$	$		$		$		$
Mitch Francis (1)	2008		297,000	-	37,000	(2)	-		54,000	(3)	388,000
Chief Executive Officer,	2007		297,000	-	37,000	(2)	-		39,000	(3)	373,000
Chairman of the Board	2006		275,000	-	253,000	(2)	-		72,000		600,000

Kimberly Simon	2008		243,000	-	11,000	(5)	844,000	(4)	17,000	(7)	1,115,000
Chief Operating Officer	2007		225,000	21,000	11,000	(5)	135,000	(4)	10,000	(7)	402,000
	2006		109,000	15,000	131,000	(5)	120,000	(6)	9,000		384,000

Matthew Natalizio	2008		215,000	-	-		541,000	(8)	-		756,000
Chief Financial Officer	2007		62,000	-	-		383,000	(8)	-		445,000

Lee Marshall	2008	(9)	250,000	102,000	-		-		-		352,000
Co-CEO Tix Productions (TPI)

Steve Boulay	2008	(10)	149,000	-	-		-		3,000	(10)	152,000
Vice President, Marketing (TPI)

John Ballard	2008	(10)	149,000	-	-		-		4,000	(10)	153,000
President, Tix Productions (TPI)

(1)   Compensation to Mr. Francis was paid to Francis Development Inc., a company founded and controlled by Mr. Francis, for the six months ended June 30, 2006. Beginning July 1, 2006, compensation to Mr. Francis has been paid to him directly.

(2)   During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with Mr. Francis. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share), which was charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. At December 31, 2008, 472,223 of these shares of common stock had vested and were recorded at their approximate fair market value. During the years ended December 31, 2008, 2007 and 2006 the Company recorded $37,000, $37,000 and $31,000, respectively, which was charged to operations as general and administrative expense.

On September 28, 2006, the Company issued 200,000 shares of common stock to Mr. Francis, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $222,000 ($1.11 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

(3)   In 2008 this amount includes $8,000 of disability insurance premiums, $17,000 of automobile expense, $11,000 of life insurance premiums and $4,000 for personal tax consultation paid to or on behalf of Mr. Francis and $11,000 of company 401(k) matching funds. In 2007 this amount includes $11,000 of disability insurance premiums, $18,000 automobile expense, $7,000 of life insurance premiums and $4,000 for personal tax consultation paid to or on behalf of Mr. Francis.

(4)   On September 27, 2007, the Company entered into a written employment agreement with Kimberly Simon, in conjunction with the agreement the Compensation Committee of the Company’s board of directors granted Ms. Simon a ten-year, nonqualified stock option to purchase 300,000 shares of our common stock at a price of $7.00 per share.  The options vest in three installments of 100,000 shares each on September 1, 2008, 2009 and 2010, subject to Ms. Simon remaining in the continuous employ of the Company through such vesting dates.  Upon termination of Ms. Simon’s employment agreement for any reason other than “cause” (as defined), any options not previously vested will immediately vest and be exercisable for a period of one year from the date of termination. The amount charged to operations as general and administrative expense during the years ended December 31, 2008 and 2007 was $518,000 and $135,000, respectively. During May 2008 , Ms. Simon exercised 50,000 warrants which resulted in compensation of $326,000.

(5) On March 13, 2006, the Company issued 50,000 shares of common stock to Ms. Simon, as a bonus for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $11,000 ($0.22 per share) and were charged to operations as general and administrative expense during the year ended December 31, 2006.

On March 13, 2006, the Company issued 150,000 shares of common stock to Ms. Simon. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share), which is being charged to operations as a general and administrative expense over the three-year period commencing March 13, 2006. At December 31, 2008, 139,583 of these shares of common stock had vested and were recorded at their approximate fair market value. During the years ended December 31, 2008, 2007 and 2006, the Company recorded $11,000, $11,000 and $9,000 respectively, which was charged to operations as general and administrative expense.

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

(7)  For 2008 this amount includes $7,000 of automobile expense, $2,000 of medical insurance premiums and $8,000 of Company 401(k) matching funds. For 2007 this amount includes $7,000 of automobile expense, $2,000 of medical insurance premiums and $1,000 for personal tax consultation paid to or on behalf of Ms. Simon.

(8) In conjunction with his employment agreement, in September 2007, Mr. Natalizio was granted a ten-year, nonqualified option to purchase 340,000 shares of our common stock at a price of $7.00 per share, which equaled the closing market price of our common stock on the date Mr. Natalizio commenced service. The first 40,000 options vested immediately and the remaining 300,000 stock options vest annually over a three-year period, provided that Mr. Natalizio remains in our employ. During the years ended December 31, 2008 and 2007 the Company recorded $541,000 and $383,000, respectively, which was charged to operations as general and administrative expense.

(9)  In conjunction with the completion of the Merger with Magic Arts and Entertainment, we entered into an employment agreement with Lee D. Marshall, a founder of Magic, under which he will serve as the Co-Chief Executive Officer of TPI. The employment agreement commenced on February 29, 2008 and will expire on February 28, 2011, unless sooner terminated in accordance with the applicable provisions of the employment agreement. Under the employment agreements, Mr. Marshall is entitled to an annual salary of $300,000 that will increase by $25,000 each year during the term of the agreement. Mr. Marshall also is eligible to receive annual bonuses based upon TPI exceeding performance milestones specified in his employment agreement. For 2008, the Company recorded $102,000 which was charged to operations as general and administrative expense.

(10) In conjunction with the completion of the Merger with NewSpace Entertainment, we entered into written employment agreements with John Ballard and Steve Boulay, pursuant to which they serve as Chief Operating Officer and Vice President - Marketing, respectively, at TPI. The term of each of the employment agreements commenced on March 11, 2008, and will expire on the third anniversary of such date, unless sooner terminated in accordance with applicable provisions of the employment agreements.

Mr. Ballard and Mr. Boulay are entitled under their respective employment agreements to an annual salary of $185,000. Each of Messrs. Ballard and Boulay are entitled to increases in their annual salaries of at least 3% per annum. For 2008 the salary amount represents salary from March 11, 2008 through December 31, 2008. Other compensation represents the Company’s 401(k) contribution match.

Stock Option and Warrant Grants:

The following table sets forth information as of December 31, 2008 concerning unexercised options and warrants, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table. For additional information related to stock options and the valuation of stock options see footnote 11 to the consolidated financial statements.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2008

	Option and Warrant Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options and Warrants (#)	Option and Warrant Exercise Price ($)	Option and Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mitch Francis						27,777	59,721	-	-
Chief Executive Officer
Kimberly Simon	100,000	200,000		7.00	9-27-2017	-	-	-	-
Chief Operating Officer	150,000	-	-	0.15	6-05-2009	10,417	22,397	-	-
	100,000	-	-	0.36	2-27-2012	-	-	-	-

Matthew Natalizio	140,000	200,000	-	7.00	9-10-2017	-	-	-	-
Chief Financial Officer

Option and Warrant Exercises and Stock Vested

The following table provides information regarding exercise of stock options and warrants by each of our named executive officers during 2008:

2008 Exercises of Plan-Based Awards

Number of
	Shares Acquired	Value Realized
Name	on Exercise	On Exercise ($)(1)
Mitch Francis	-	$-
Chief Executive Officer,
Chairman of the Board

Kimberly Simon (1)
Chief Operating Officer	50,000	$242,000

Matthew Natalizio	-	$-
Chief Financial Officer

Lee Marshall	-	$-
Co-CEO Tix Productions

Steve Boulay	-	$-
President, NewSpace Entertainment

John Ballard	-	$-
President, Tix Productions

1.	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise of warrants.

Quantification of Termination Payments and Benefits

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control and termination upon the executive’s death of permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2008, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

		Termination w/o Cause or for Good Reason
		Before Change in	After Change in			Change in
Name	Benefit	Control ($)	Control ($)	Death ($)	Disability ($)	Control ($)
Mitch Francis (1)	Severance Payment (4)	939,000	1,485,000	-	-	-
Chief Executive Officer,	Health Insurance (2)	-	7,000	-	-	-
Chairman of the Board	Life Insurance (2)	-	18,000	-	-	-
	Disability Insurance (2)	-	12,000	-	-	-
	Automobile (3)	52,000	-	-	-	-
	Tax Preparation (3)	12,000	-	-	-	-

Kimberly Simon	Severance Payment (4)	445,000	1,215,000	-	-	-
Chief Operating Officer	Stock Options (5)	-	-	-	-	289,500
	Health Insurance (2)	-	3,000	-	-	-
	Automobile (3)	11,000	-	-	-	-
	Tax Preparation (3)	7,000	-	-	-	-

Matthew Natalizio	Severance Payment (6)	107,500	107,500	-	-	-
Chief Financial Officer

Lee Marshall	Severance Payment (6)	150,000	150,000	-	-	-
Co-CEO Tix Productions

Steve Boulay	Severance Payment (6)	92,500	92,500	-	-	-
President, NewSpace Entertainment

John Ballard	Severance Payment (6)	92,500	92,500	-	-	-
President, Tix Productions

1.
The employment contract with Mitch Francis ended February 28, 2009. The amounts included in this table assume the contract is renewed for an additional three year period under similar terms and condition.

2.	Represents the cost as of December 31, 2008 for a period of eighteen months.

3.
Represents the cost as of December 31, 2008 for the remaining term of the employment agreement. For Mitch Francis see (1) above regarding the term used to compute these benefits. For Kimberly Simon the contract term ends August 31, 2010.

4.
The Severance Payment in the Before Change in Control column represents salary paid through the end of the employment contract term. For Mitch Francis see (1) above regarding the term used to compute this amount. For Kimberly Simon the contract term ends August 31, 2010. The Severance Payment in the After Change in Control Payment column represents five times the annual base salary as of December 31, 2008, and is a lump sum payment no later than 30 days after employees date of termination.

5.
Represents the aggregate value of stock options that vest and become exercisable immediately upon the triggering event, as if such event took place on December 31, 2008. The amount was determined as the aggregate difference between the stock price as of December 31, 2008 and the exercise price of the underlying options.

6.	Amount is paid over a six month period in accordance with the Company's normal payroll practices.

Directors Compensation:

Beginning in July 2008, members of the Board of Directors who are not employees of the Company receive $25,000 annually quarterly  and reimbursement for any expenses incurred in attending the meetings. Also, the Chairman of the Audit Committee receives an additional $10,000for each Audit Committee annually.  Further, Messers, Pells and Georges receive 25,000 options annually.  Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. The non-employee directors are eligible to participate in the 2004 Directors Option Plan.

Prior to July 2008, members of the Board of Directors who were not employees of the Company received $2,000 for each meeting they attended of the Board of Directors, and reimbursement for any expenses incurred in attending the meetings.

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

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Stock Awards ($)	All Other Compensation ($)(1)(2)(3)	Total ($)
Andrew Pells	2008	-	55,500	55,500
Sam Georges	2008	-	58,000	58,000
Benjamin Frankel – Director	2008	-	12,500	12,500
Norman Feirstein – Director	2008	-	12,500	12,500
Andrew Pells	2007	-	48,000	48,000
Sam Georges	2007	-	48,000	48,000
Benjamin Frankel – Director	2007	-	8,000	8,000
Norman Feirstein – Director	2007	-	8,000	8,000
Benjamin Frankel – Director	2006	77,400	4,000	81,400
Norman Feirstein – Director	2006	77,400	4,000	81,400

(1)
During the year ended December 31, 2008, the Company’s Board of Directors met on three occasions. Messrs. Frankel, Feirstein, Georges and Pells attended all three meetings. Directors received $2,000 per each meeting until July 2008, when their compensation was increased to $6,250 per quarter.  In addition Sam Georges receives an additional $2,500 per quarter for chairing the audit committee. Andrew Pells and Sam Georges each received options to purchase 25,000 shares of our common stock, and management estimated the option value to be $43,000 using the Black-Scholes Model.

(2)
During the year ended December 31, 2007, the Company’s Board of Directors met on four occasions. Messrs. Frankel, Feirstein, and Georges attended all four meetings and received $2,000 for each meeting they attended. Mr. Pells attended one meeting and received $2,000 for his attendance and participation. During the year ended December 31, 2007 Messrs. Pells and Georges each received options to purchase 10,000 shares of our common stock. The stock options granted to Messrs. Pells and Georges had estimated value, using the Black-Scholes Model, of $46,000 and $40,000, respectively.

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

During the year ended December 31, 2008, the Company issued options to purchase 25,000 shares of common stock under the 2004 Option Plan. During the year ended December 31, 2007, the Company issued options to purchase 507,000 shares of common stock under the 2004 Option Plan. The Company issued 300,000 options under the 2004 Option Plan in 2006.

On November 6, 2006, the Company issued options to purchase 300,000 shares of common stock under the 2004 Option Plan, to its newly-hired director of business development, Craig Stein. On each of the first three year anniversary dates of his employment, as long as Mr. Stein remains an employee of the Company, 100,000 shares will vest. Exercise prices are, $4.00, $3.00 and $2.02 for 2009, 2008 and 2007 respectively. The approximate fair value of such options, calculated pursuant to the Black-Scholes option-pricing model, was $906,000. The Company will amortize the fair value of such options over 36 months, and as a result, $302,000 and $50,000 were charged to operations as general and administrative expenses during the years ended December 31, 2007 and 2006, respectively. Mr. Stein terminated his employment affective March 6, 2009.

As of December 31, 2008, options to purchase 803,000 shares of common stock were reserved for issuance under the 2004 Option Plan.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the “2004 Directors Option Plan”) for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 100,000 shares of the Company’s common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company’s common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. During 2008, the Company’s board of directors granted 25,000 options each to Messrs. Pells and Georges. The value of the options granted to Messrs. Pells and Georges, in 2008, as calculated using the Black Scholes Model, to Messrs Pells and Georges were $43,000each, respectively. During 2007, the Company’s board of directors granted 10,000 options to purchase our common stock to each of Messrs. Pells and Georges in conjunction with them becoming directors of Tix Corporation. The value of the options granted, as calculated using the Black Scholes Model, to Messrs Pells and Georges were $46,000 and $40,000, respectively. Prior to the above issuance the Company had not granted any options under the Directors’ Plan.

Issuance of Non-Plan Stock Options, Warrants and Common Stock to Officers:

Matthew Natalizio:

On September 10, 2007, in conjunction with his employment agreement, the Compensation Committee of the Company’s board of directors granted Mr. Natalizio a ten-year, nonqualified stock option to purchase 340,000 shares of our common stock at a price of $7.00 per share.  Under the terms of his employment 40,000 options vested immediately and the remaining options will vest in three installments of 100,000 shares each on September 10, 2008, 2009 and 2010, subject to Mr. Natalizio remaining in the continuous employ of the Company through such vesting dates.

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

A summary of stock options and warrants issued to officers, directors and employees as of December 31, 2008 is presented below:

	Stock Option and Warrant Value Table
	Number of Shares of Common Stock Underlying Stock Options and Warrants		Weighted Average Exercise	Value of Unexercised in-the-Money Stock Options and Warrants at Fiscal Year-End (1)
	Unvested	Vested	Price	Unvested	Vested

Option Plans:

Directors	-	70,000	$3.51	$-	$-

Kimberly Simon	200,000	100,000	$7.00	$-	$-

Craig Stein	100,000	100,000	$3.50	$-	$-

Curt Bechdel	50,000	50,000	$7.20	$-	$-

Richard Kam	25,000	-	$4.70	$-	$-

Employees	52,000	26,000	6.85	$-	$-

Non-Plan Stock Options and Warrants:

Kimberly Simon:
Stock Options		150,000	$0.22	$-	$289,500
Warrants		100,000	$0.36	$-	$179,000

Matthew Natalizio:
Stock Options	200,000	140,000	$7.00	$-	$-

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and warrants and the market price for the common stock of $2.15 per share at December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

As of March 13, 2009, the Company had a total of 32,188,249 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of February 28, 2009: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

			Percent of
	Amount and		Shares of
	Nature of		Common Stock
	Beneficial		Outstanding
Name and Address of Beneficial Owner	Ownership		(2)

Mitch Francis (1)	6,927,042	(3)	21.5%

Kimberly Simon (1)	1,033,135	(4)	2.6%

Matthew Natalizio (1)	340,000	(8)	0.4%

Benjamin Frankel (1)	304,500		0.9%

Norman Feirstein (1)	430,625		1.3%

Sam Georges (1)	45,000	(8)	0.1%

Andy Pells (1)	35,000	(8)	0.1%

Joe Marsh (1)	4,555,063		14.2%

Lee Marshall (1)	1,695,476		5.3%

All directors and officers as a group (9 persons)	15,365,841	(5)	44.8%

Iqbal Ashraf (9)	3,559,095	(7)	11.1%

Christopher Maggiore (10)	2,021,151		6.3%

(1)   The address of each such person is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604.

(2)  The calculation is based on the number of shares of common stock outstanding on February 28, 2008, plus, with respect to each named person, the number of shares of common stock which the stockholder has the right to acquire upon exercise of stock options and warrants exercisable within 60 days of February 28, 2009.

(3) Includes 3,753,000 shares of common stock owned by Mr. Francis. Also includes 3,324,000 shares of common stock owned by Mr. Iqbal Ashraf and 235,000 shares of common stock issuable upon exercise of warrants held by Mr. Ashraf, for which voting power has been granted to Mr. Francis. The amount presented also includes a warrant to purchase 110,000 of the Company’s common stock. Excludes 194,000 unvested shares issued to Mr. Francis in March 2006. The balance also excludes 255,000 shares of common stock owned by Sandra Francis, the wife of Mr. Francis, as to which Mr. Francis disclaims beneficial ownership.

(4)   Includes 494,000 shares of common stock owned by Ms. Simon and 550,000 shares of common stock issuable upon exercise of stock options and warrants granted to Ms. Simon. Excludes 10,000 unvested shares issued to Ms. Simon in March 2006.

(5)   Includes 11,114,000 shares of common stock owned by officers and directors and 960,000 shares of common stock issuable upon exercise of stock options and warrants granted to officers and directors. Also includes 3,324,000 shares of common stock owned by Mr. Iqbal Ashraf and 235,000 shares of common stock issuable upon exercise of warrants held by Mr. Ashraf, for which voting power has been granted to Mr. Francis. Excludes 38,000 unvested shares issued in March 2006. Also excludes 255,000 shares of common stock owned by Sandra Francis, the wife of Mr. Francis, as to which Mr. Francis disclaims beneficial ownership.

(6)   Includes 770,000 shares of common stock owned by Mr. Kraniak and 200,000 shares of common stock issuable upon exercise of warrants granted to Mr. Kraniak. Excludes 3,000 unvested shares issued in July 2006.

(7)   Includes 3,324,000 shares of common stock owned by Mr. Ashraf and 235,000 shares of common stock issuable upon exercise of warrants held by Mr. Ashraf. Voting power with respect to these shares has been granted to Mitch Francis.

(8) Messrs Pells and Georges were each granted options to purchase 35,000 shares of the Company’s common stock as a result of their directorships. Mr. Georges separately purchased 10,000 shares of Tix common stock in the open market.  Mr. Natalizio was granted 340,000 shares as a result of his appointment as Chief Financial Officer.

(9)   The address of this person is 201 S. Lake Ave., Suite 603, Pasadena, California 91101.

(10)   The address of this person is 6860 Chillingsworth Circle, Canton, Ohio 44718.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During the years ended December 31, 2008, 2007 and 2006, the Company incurred fees to such accounting firms for accounting and tax services of $33,000, $53,000 and $108,000, respectively. In addition, during the year ended December 31, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee to Mr. Frankel’s former firm at December 31, 2005 of $9,000.

Review, Approval or Ratification of Transactions with Related Persons

As provided in our audit committee charter, all related party transactions must be reviewed and approved by our audit committee.  As such, we conduct a review of all related party transactions for potential conflicts of interest on an ongoing basis.  All such transactions relating to executive officers and directors must be approved by our audit committee.

Director Independence

Our board of directors reviewed our directors’ responses to a questionnaire inquiring about their transactions, relationships and arrangements with us, as well as those of their immediate family members.  The questionnaire also inquired as to other potential conflicts of interest.  After reviewing this information, our board of directors determined that it is comprised of a majority of “independent directors,”  as such term is defined in the NASDAQ rules and Rule 10A-3 of the Exchange Act.  Among our five directors, Andy Pels, Norman Feirstein, Benjamin Frankel and Sam Georges meet the NASDAQ and the Exchange Act standards for independent directors except that Mr. Frankel does not meet the independence standards under the Exchange Act for members of the Audit Committee and is not a member of such Committee.  The remaining director, Mitch Francis does not qualify as an independent director.  Our independent directors did not engage in any transaction, or otherwise have relationship or arrangement with us that would compromise their independency as defined by the NASDAQ rules or Rule 10A-3 of the Exchange Act.  Our Audit Committee is comprised of three independent directors, Messrs. Pels, Feirstein and Georges.  Our Compensation Committee is comprised of three independent directors, Messrs. Pels, Feirstein and Georges.  Our Nominating and Governance Committee is comprised of three independent directors, Messrs. Pells, Feirstein and Georges.

Additional information with respect to securities issued to the Company’s officers and directors in 2005 and 2006 is provided at “ITEM 11. EXECUTIVE COMPENSATION”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees:

Weinberg & Company, P.A. ("Weinberg") was the Company's independent registered public accounting firm for the years ended December 31, 2008, 2007 and 2006. Services provided to the Company by Weinberg with respect to such periods consisted of the audits of the Company's consolidated financial statements and limited reviews of the condensed consolidated financial statements included in Quarterly Reports on Form 10-Q. Weinberg & Co. also provided audit services with respect to our 2008 Sarbanes-Oxley compliance, acquisition of Magic Arts & Entertainment, LLC, 2007 acquisitions of John’s Tickets and Exhibit Merchandising, LLC to the filing of the Company’s Registration Statement on Form SB-2, and amendments thereto, during 2006. Charges by Weinberg with respect to these matters aggregated $343,000 $346,000, and $74,000 respectively, for the years ended December 31, 2008, 2007 and 2006.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SERVICES

(a)           Financial Statements

(1)	Consolidated Financial Statements and Supplementary Data at Item 8

(2)	Financial Statement Schedules at Schedule II – Valuation and Qualifying Accounts.

(b)           Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIX CORPORATION (Registrant)

Date: March 12, 2009	By:	/s/ MITCH FRANCIS
Mitch Francis Chief Executive Officer, President, and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2009	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio Chief Financial Officer

Date: March 12, 2009	By:	/s/ BENJAMIN FRANKEL
Benjamin Frankel Director

Date: March 12, 2009	By:	/s/ NORMAN FEIRSTEIN
Norman Feirstein Director

Date: March 12, 2009	By:	/s/ SAM GEORGES
Sam Georges Director

Date: March 12, 2009	By:	/s/ ANDREW PELLS
Andrew Pells Director

TIX CORPORATION AND SUBSIDIARIES

 Report of Independent Registered Public Accounting Firm

To the Board of Directors
Tix Corporation

We have audited the accompanying consolidated balance sheets of Tix Corporation and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also include the financial statement schedules on pages F-27 and F-28. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  An audit of the consolidated financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be detected on a timely basis.   Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tix Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material repects the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Weinberg & Company, P.A.
Los Angeles, California

March 12, 2009

TIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash	$9,192,000	$7,417,000
Other receivables	-	345,000
Accounts receivable, including show revenues earned but not billed	1,104,000	129,000
Inventory, net	3,320,000	3,938,000
Prepaid expenses and other current assets	867,000	178,000
Total current assets	14,483,000	12,007,000

Property and equipment
Office equipment and furniture	1,816,000	1,413,000
Equipment under capital lease	408,000	386,000
Leasehold improvements	364,000	313,000
Property and equipment, cost basis	2,588,000	2,112,000
Less accumulated depreciation and amortization	(1,155,000)	(664,000)
Total property and equipment, net	1,433,000	1,448,000

Other assets:
Intangible assets:
Goodwill	5,639,000	27,115,000
Intangibles, net	6,751,000	14,524,000
Total intangible assets	12,390,000	41,639,000
Capitalized theatrical costs	459,000	-
Deposits and other assets	83,000	74,000
Total other assets	12,932,000	41,713,000

Total assets	$28,848,000	$55,168,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,822,000	$1,945,000
Accrued expenses	1,515,000	1,082,000
Current portion of capital lease obligations	51,000	45,000
Deferred revenue	100,000	54,000
Total current liabilities	6,488,000	3,126,000

Non-current liabilities:
Capital lease obligations, less current portion	78,000	108,000
Deferred rent	85,000	188,000
Total non-current liabilities	163,000	296,000

Commitments and Contingencies

Stockholder's equity:
Preferred stock, $.01 par value; 500,000 shares authorized; none issued	-	-
Common Stock $0.08 par value; 100,000,000 shares authorized; 33,078,233 and 30,402,325 shares issued at December 31, 2008 and December 31, 2007 respectively	2,646,000	2,432,000
Additional paid-in capital	88,062,000	81,034,000
Cost of shares held in treasury (732,370 shares at December 31, 2008 and no shares held at December 31, 2007 respectively.)	(2,098,000)	-
Accumulated deficit	(66,384,000)	(31,720,000)
Accumulated other comprehensive loss	(29,000)	-
Total stockholders' equity	22,197,000	51,746,000

Total liabilities and stockholders' equity	$28,848,000	$55,168,000

See accompanying notes to consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2008	2007	2006

Revenues	$69,545,000	$18,567,000	$5,388,000
Operating expenses:
Direct costs of revenues	48,490,000	11,672,000	2,173,000
Selling and marketing expenses.	3,008,000	13,475,000	467,000
General and administrative expenses, including non-cash equity-based costs of $2,336,000, $3,284,000, and $1,326,000 in 2008, 2007, and 2006, respectively (including $1,753,000, $682,000, and $658,000 for employees, officers and directors in 2008, 2007, and 2006, respectively).	15,193,000	8,117,000	3,306,000
Impairment of goodwill	25,445,000	-	-
Impairment of intangible assets	7,687,000	-	-
Depreciation and amortization	4,601,000	1,668,000	164,000
Total costs and expenses	104,424,000	34,932,000	6,110,000
Loss from operations	(34,879,000)	(16,365,000)	(722,000)
Other income (expense):
Other income	175,000	28,000	37,000
Gain on settlement with lender	-	-	1,078,000
Gain on settlement of debt	-	-	12,000
Write-off deferred offering costs	-	-	(58,000)
Interest income	59,000	96,000	16,000
Interest expense	(19,000)	(104,000)	(329,000)
Other income (expense), net	215,000	20,000	756,000
Income (loss) from continuing operations	(34,664,000)	(16,345,000)	34,000
Income from discontinued operations, primarily non-cash gain resulting from settlement of debts	-	-	5,000
Net income (loss)	(34,664,000)	(16,345,000)	39,000
Other comprehensive loss:
Foreign currency translation adjustments	(29,000)	-	-
Comprehensive income (loss)	$(34,693,000)	$(16,345,000)	$39,000

Net income (loss) per common share – basic and diluted	$(1.09)	$(0.70)	$0.00

Weighted average common shares outstanding:
Basic	31,962,375	23,446,349	14,886,334

Diluted	31,962,375	23,446,349	15,999,473

See accompanying notes to the consolidated financial statements

TIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

							Accumulated
			Additional				Other	Total
	Common Stock		Paid In	Deferred	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Stock	Loss	Equity

Balance, January 1, 2006	11,166,621	$893,000	$12,156,000	$(35,000)	$(15,414,000)	$-	$-	$(2,400,000)

Issuance of common stock upon conversion of convertible debenture	93,563	8,000	18,000	-	-	-	-	26,000

Issuance of common stock to consultants	353,750	28,000	360,000	-	-	-	-	388,000

Issuance of common stock to directors	380,000	30,000	124,000	-	-	-	-	154,000

Issuance of common stock to officers and employees	758,472	61,000	517,000	-	-	-		578,000

Issuance of common stock to law firm as payment of accrued legal fees	230,000	18,000	56,000	-	-	-	-	74,000

Sale of common stock and warrants to private investors, net of offering costs	4,080,000	327,000	677,000	-	-	-	-	1,004,000

Issuance of common stock upon exercise of warrants and options	1,351,353	108,000	102,000	-	-	-	-	210,000

Issuance of warrants and options and extension of options	-	-	170,000	-	-	-	-	170,000

Issuance of common stock for acquisition of Stand-By Golf	26,546	2,000	98,000	-	-	-	-	100,000

Amortization of deferred compensation	-	-	-	35,000	-	-	-	35,000

Net income	-	-	-	-	39,000	-	-	39,000

Balance, December 31, 2006	18,440,305	1,475,000	14,278,000	-	(15,375,000)	-	-	378,000

Issuance of common stock to consultants	1,601,924	128,000	8,764,000	-	-	-	-	8,892,000

Issuance of common stock to officers and employees	316,668	25,000	657,000	-	-	-	-	682,000

Issuance of common stock upon exercise of warrants and options	1,161,912	93,000	136,000	-	-	-	-	229,000

Issuance of common stock for acquisition of Any Event	137,500	11,000	539,000	-	-	-	-	550,000

Issuance of common stock for acquisition of Exhibit Merchandising	5,000,000	400,000	34,600,000	-	-	-	-	35,000,000

Fair value of options issued to employees	-	-	1,136,000	-	-	-	-	1,136,000

Fair value of options and warrants issued to consultants	-	-	3,440,000	-	-	-	-	3,440,000

Sale of common stock	3,744,016	300,000	17,484,000	-	-	-	-	17,784,000

Net loss	-	-	-	-	(16,345,000)	-	-	(16,345,000)

Balance, December 31, 2007	30,402,325	2,432,000	81,034,000	-	(31,720,000)	-	-	51,746,000

Issuance of common stock to consultants	85,564	7,000	417,000	-	-	-	-	424,000

Issuance of common stock to officers and employees	216,667	17,000	30,000	-	-	-	-	47,000

Issuance of common stock upon exercise of warrants and options	1,326,059	106,000	(52,000)	-	-	-	-	54,000

Fair value of options issued to employees and directors	-	-	1,706,000	-	-	-	-	1,706,000

Issuance of common stock for acquisition of Magic Arts & Entertainment	476,190	38,000	2,219,000	-	-	-	-	2,257,000

Issuance of common stock for acquisition of NewSpace Entertainment	571,428	46,000	2,549,000	-	-	-	-	2,595,000

Fair value of warrants issued to outside consultants	-	-	159,000	-	-	-	-	159,000

Net Loss	-	-	-	-	(34,664,000)	-	-	(34,664,000)

Foreign currency translation adjustment	-	-	-	-	-	-	(29,000)	(29,000)
Equity before treasury stock	33,078,233	2,646,000	88,062,000	-	(66,384,000)	-	(29,000)	24,295,000

Cost of Treasury Stock	(732,370)	-	-	-	-	(2,098,000)	-	(2,098,000)

Balance, December 31, 2008	32,345,863	$2,646,000	$88,062,000	$-	$(66,384,000)	$(2,098,000)	$(29,000)	$22,197,000

See accompanying notes to the consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(34,664,000)	$(16,345,000)	$39,000
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	491,000	294,000	124,000
Impairment of goodwill	25,445,000	-	-
Impairment of intangible assets	7,687,000	-	-
Amortization of intangible assets	4,110,000	1,375,000	2,000
Gain on settlement with lender	-	-	(1,079,000)
Gain on settlement of debt	-	-	(12,000)
Fair valued common stock issued for services to employees and consultants	442,000	8,892,000	-
Fair value of options issued to employees and directors	1,706,000	1,136,000	767,000
Fair value of warrants issued to consultants	159,000	3,440,000	389,000
Common stock issued to employees	-	682,000	-
Fair value of vested options and warrants	-	-	170,000
Amortization of loan discount	-	-	65,000
Write-off of deferred financing costs	-	-	58,000
Change in allowance of inventory	(44,000)	-	-
(Increase) decrease in:
Accounts receivable	(456,000)	(408,000)	-
Inventory	1,077,000	(56,000)	-
Due from related party	-	-	-
Prepaid expenses and other current assets	(268,000)	55,000	4,000
Capitalized theatrical costs, deposits and other assets	(469,000)	(7,000)	(10,000)
Increase (decrease) in:
Accounts payable and accrued expenses	2,419 ,000	1,019,000	612,000
Deferred revenue	38,000	53,000	-
Deferred rent	(103,000)	14,000	41,000
Liabilities related to discontinued operations	-	-	(1,000)
Net cash provided by operating activities	7,570,000	144,000	1,169,000

Cash flows from investing activities:
Purchase of Domain Names	-	(132,000)	-
Purchases of property and equipment	(454,000)	(678,000)	(41,000)
Purchase of Exhibit Merchandising	-	(11,436,000)	-
Purchase of Magic Arts & Entertainment, net of cash acquired	(1,971,000)	-	-
Purchase of NewSpace Entertainment, net of cash acquired	(1,254,000)	-	-
Purchase of ticket inventory from AnyEvent	-	(96,000)	-
Acquisition of AnyEvent	-	(300,000)	-
Net cash used in investing activities	(3,679,000)	(12,642,000)	(41,000)

Cash flows from financing activities:
Payments on notes payable			(132,000)
Proceeds from note payable, stockholder	-	2,000,000	-
Repayment of note payable, stockholder	-	(2,000,000)	-
Proceeds from common stock subscription	-	17,784,000	-
Cost of Treasury Stock	(2,098,000)	-	-
Payments on capital lease obligations	(46,000)	(41,000)	(78,000)
Payments on convertible debentures	-	-	(505,000)
Net proceeds from sale of common stock and warrants	-	-	1,003,000
Net proceeds from exercise of options and warrants	54,000	229,000	211,000
Net cash provided by (used in) financing activities	(2,090,000)	17,972,000	499,000

Effect of exchange rate changes on cash	(26,000)	-	-

Change in Cash:
Net increase	1,775,000	5,474,000	1,627,000
Balance at beginning of period	7,417,000	1,943,000	316,000
Balance at end of period	$9,192,000	$7,417,000	$1,943,000

(continued)

TIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(CONTINUED)

	2008	2007	2006

Supplemental disclosures of cash flow information

Cash paid for
Income taxes	$-	$-	$1,000
Interest	$19,000	$104,000	$154,000

Non-cash activities:
Issuance of 476,190 shares of common stock in conjunction with acquisition of Magic Arts & Entertainment - Florida, Inc.	$2,257,000	$-	$-
Issuance of 571,428 shares of common stock in conjunction with acquisition of NewSpace Entertainment, Inc.	$2,595,000	$-	$-
Issuance of 137,500 shares of common stock in conjunction with the acquisition of John's Tickets, LLC	$-	$550,000	$-
Issuance of 5 million shares of common stock in conjunction with the acquisition of Exhibit Merchandising, LLC.	$-	$35,000,000	$-
Issuance of common stock to officers	$-	$671,000	$-

Issuance of common stock as payment for accrued bonus	$29,000	$-	$-
Equipment acquired through capital lease	$22,000	$-	$-

See accompanying notes to consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1. Organization and Basis of Presentation

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. The Company changed its name from Cinema Ride, Inc. to Tix Corporation (Tix), effective March 3, 2005. Tix is an integrated entertainment company focusing on ticketing services, event merchandising, and the production and promotion of live entertainment. We operate three complementary business units; Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions Inc. (TPI), our live entertainment subsidiary.

Operating Segments

Ticketing Services

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight, which offers for sale discount and premium tickets and provides group sale services. Discounted tickets are sold byTix4Tonight, while premium tickets are offered through Tix4AnyEvent and group sales are handled through Tix4Members.com. When selling last minute discounted tickets, Tix4Tonight sells them under short-term, exclusive and non-exclusive agreements with approximately 75 Las Vegas shows and attractions, out of a total of approximately 85 Las Vegas shows and attractions running at any one time.  Tix4Tonight typically offers tickets for more than 70 shows on any given day at a discount plus a service fee. Tix4Tonight typically does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of our cost.

Tix4Tonight dba AnyEvent, a national event ticket broker, sells premium tickets for sporting events, concerts, tours and theatre. Any Event operations are located in the administrative offices of Tix4Tonight.

Tix4Tonight is expanding our market reach through development of new targeted marketing channel including a national, online, branded discount ticket portal that is called Tix4members.com. Tix4Tonight has launched its first co-branded ticketing site with Costco. In connection with the Costco co-branded website we anticipate operating brick and mortar facilities in certain larger metropolitan areas.

Exhibit and Event Merchandising

The Company provides exhibit and event merchandising through its wholly owned subsidiary Exhibit Merchandising LLC (EM). EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turnkey retail store with commercially-available and extensive custom-branded product for sale in addition to professional management that complements the exhibition or theatrical production it represents. It operates the stores in space rented in conjunction with the exhibit. To date revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs.”

Live Entertainment

In December 2007, we announced that we had entered into letters of intent to acquire two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent the managements of Magic and NewSpace agreed to manage the operations of their respective companies for the benefit of Tix Corporation from January 2, 2008 until the transactions were finalized. The managements of Magic and NewSpace were required to consult and obtain the approval of the management of Tix Corporation prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any profits or losses that might be incurred during this period by both Magic and NewSpace. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  In May of 2008 we combined the operations of these two entertainment companies into our newly-formed, wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of these two companies into a single entity we have been better able to leverage resources, gain operating efficiencies and more fully utilize their combined experience with venues, producers and promoters. NewSpace and Magic continue to operate under their previous names and will for the foreseeable future as a reflection of the equity and marketplace recognition those entities have.

As a live entertainment presenter, we book touring theatrical and concert presentations with a history of successful commercial appeal as well as participate in the development and roll out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London.  We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eight US cities, our Salt Lake City based group sales team and traditional marketing tools including print, radio, television, outdoor and, increasingly, internet-focused marketing tools. In addition, we invest in shows or productions in advance of their initial tours to obtain favorable presentation and merchandising rights.

2. Summary of Significant Accounting Policies

Revenue Recognition, Presentation and Concentrations:

The Company has several streams of revenue, each of which is required under Generally Accepted Accounting Principles (GAAP) to be recognized in varying ways. The following is a summary of our revenue recognition policies:

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

On January 2, 2008, the Company began producing and presenting live entertainment. Revenue from the presentation and production of an event is recognized after the performance occurs. Revenue from our producing and presenting activities are reported consistent with EITF 99-19 “Reporting Revenues Gross as a Principal versus Net as an Agent” (EITF 99-19).  EITF 99-19 discusses whether revenues and cost of goods sold to arrive at gross profit and their corresponding assets and liabilities should be recorded at gross or net. EITF 99-19 states the following items as indicators as of whether something should be recorded at gross or net:

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

Tix Productions Inc.’s (TPI) operating units Magic Arts & Entertainment and NewSpace act as both presenter and promoters of productions, as well as agent. TPI’s revenues from live entertainment where it is acting as the producer or promoter are a function of a number of elements; revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the presenter or promoter, it:

•	selects the suppliers or approves the selection of the supplier,
•	is the primary obligor with suppliers,
•	assumes credit risk,
•	directs the pricing of the tickets, and
•	purchases the advertising.

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

TPI revenues collected in advance of an event are recorded as deferred revenues until the event occurs. Revenue collected from sponsorship and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the tour’s season or the term of the contract. We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Inventory:

We record inventories at the lower of cost (FIFO basis) or market value. We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, current cost and net realizable value. If necessary, we write down our inventory for estimated obsolescence, potential shrinkage, or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Business Combinations:

We allocate the purchase price of acquired companies to the tangible assets acquired, liabilities assumed and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by Tix include customer contracts and trade names.

Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, and intellectual property; and estimating cash flows from projects when completed, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

We estimate volatility and forfeitures based upon historical data. Securities and Exchange Commission Staff Accounting Bulletin No. 110, issued in December 2007, permits certain companies to use the "simplified" method for estimating the term of "plain vanilla" share options granted under specified conditions. We use this method to estimate our expected term of options granted. All of these variables have an effect on the estimated fair value of our share-based awards.

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

The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  During the year ended December 31, 2008, we recorded an impairment charge of $33.1 million related to goodwill and intangible assets related to Exhibit Merchandising, LLC. There were no indications of impairment based on managements’ assessment at December 31, 2007 or 2006.

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

Fair Value Measurements:

Fair Value Measurements are determined by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") as of January 6, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

        Level 1—Quoted prices in active markets for identical assets or liabilities.
        Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
        Level 3—Unobservable inputs based on the Company's assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

Cash Concentrations:

The Company's cash balances on deposit with banks are now guaranteed up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had cash balances with a bank in excess of the insurance limit as of December 31, 2008, 2007 and 2006.

Foreign Currency

Results of foreign operations are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those operations are translated into U.S. dollars using the exchange rates at the balance sheet date. Exchange gains and losses are minor in 2008 and 2007. The Company began operating in the United Kingdom in November 2007, with the opening of its exhibit shop at the O2 for “Tutankhamen and The Golden Age of the Pharaohs.” Additionally, in March 2008, the Company opened a second exhibit shop in Vienna, Austria for “Tutankamun and the World of the Pharaohs.” Foreign currency gains and losses are included in operations.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method. These potentially dilutive securities were included in the calculation of earnings per share for the year ended December 31, 2006, but were not included in the calculation of loss per share for the years ended December 31, 2008 and 2007, because the Company incurred a loss during those periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2008 and 2007. At December 31, 2008 and 2007, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 3,935,000 and 5,261,000 shares, respectively.

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share, when dilutive.

Comprehensive Income (Loss):

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. During the year ended December 31, 2008 the Company had a comprehensive loss of $29,000. The Company did not have items of comprehensive income (loss) for the years ended December 31, 2007 and 2006.

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

Advertising Costs:

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. Advertising costs for the years ended December 31, 2008, 2007 and 2006, were $4.4 million, $823,000 and $426,000, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. Based upon the results of a review of the goodwill and intangible assets performed by Sanli, Pastore and Hill, Inc., during the fourth quarter of 2008, Tix’s management recorded impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively. There can be no assurance that future goodwill impairments will not occur. There were no impairments of goodwill or intangible assets in 2007 or 2006.

Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. The Company is evaluating the impact , if any, that the adoption of SFAS 141(R) and SFAS No. 160 will have on our consolidated financial.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin  (“SAB") No. 110 to permit entities, under certain circumstances, to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with SFAS No. 123 (R) Share-Based Payment. SAB No. 110 amended SAB No. 107 to permit the use of the “simplified” method beyond December 31, 2007. The Company continues to use the “simplified” method and will do so until more detailed relevant information about exercise behavior becomes readily available.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows. The effective date is for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). The Company is in the process of evaluating the effect of FAS No. 142-3 on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS 162 is effective November 15, 2008.

3.  Gain on Settlement with Lender

From 2004 through 2006 we entered into a series of agreements with Finova, which both extended and amended the original terms of the debt agreements. On September 13, 2006, the Company repaid in full its obligation to the lender of $1,180,000 (including accrued interest of $298,000-) by making a final cash payment of $102,000. As a result, the Company recognized a non-cash gain on settlement of debt of $1,078,000 ($0.07 per basic and fully diluted common share for the year ended December 31, 2006), which has been presented as other income in the consolidated statement of operations. At December 31, 2006, the Company had no continuing financial obligations of any kind to Finova or Steamboat. There were no early termination or prepayment penalties incurred by the Company in conjunction with this transaction.

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

Magic Arts and Entertainment:

Pursuant to the Merger Agreement and Plan of Merger, we paid the two stockholders of Magic a total of $2.1 million in cash and issued to them a total of 476,190 restricted shares of our common stock with a market value of $2.3 million. Additionally, we will be required to issue to the former Magic stockholders a total of up to 380,952 additional shares of our common stock if certain EBITDA milestones are achieved during the first thirty-six months. These milestones are based upon the results achieved by Tix Productions, Inc. (“TPI”), a wholly owned subsidiary of the Company that focuses on providing live entertainment.

The assets of Magic consist primarily of agreements, copyrights and licenses to theatres, productions, and touring acts. We carry on Magic’s business through TPI.

The acquisition of Magic has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the operations of the company have been consolidated since January 2, 2008, the effective date of the acquisition.  The $4.4 million purchase price was allocated based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm to determine the components of the acquired business.

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

Under their employment agreements, each of Messrs. Marsh and Marshall agrees not to compete with us during the period from the date on which their employment with the Company is terminated for any reason through the fifth anniversary of such date.  Mr. Marsh was a shareholder of Tix prior to its acquisition of Magic and presently owns approximately 14% of Tix's common stock.

NewSpace Entertainment

 Pursuant to the merger agreement, we paid to the three stockholders of NewSpace $1.4 million in cash and issued to them a total of 571,428 restricted shares of our common stock with a market value of $2.6 million.

The assets of NewSpace consist primarily of agreements, copyrights and licenses to theatres, productions, and touring acts. We carry on the business of NewSpace through TPI.

The acquisition of NewSpace has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the operations of the company have been consolidated since January 2, 2008, the effective date of the acquisition. The $4.0 million purchase price was allocated and based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm to determine the components of the acquired business.

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

The acquisition of Exhibit Merchandising has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the company have been consolidated commencing with the closing of the transaction. The $46.6 million purchase price was allocated based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm to determine the components of the acquired business.

Tangible assets:	$4,597,000
Intangible assets:
Licensing Contracts	12,202,000
Employment Agreements	2,538,000
Miscellaneous	118,000
Goodwill	27,115,000
Purchase price	$46,570,000

The Company’s management performed its 2008 annual impairment testing of goodwill and intangibles based on a combination of factors, including the current economic environment, decreased revenues and increased costs, it determined that a noncash goodwill and intangible impairment charge associated with the intangible assets of EM was required. Management engaged Sanli Pastore & Hill, Inc., an outside valuation firm to perform a study of the goodwill and intangible assets acquired related to EM.  Based upon the results of the study performed by Sanli Pastore & Hill, Inc. the Company’s management recorded charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively for the year ended December 31, 2008. There were no impairments of goodwill or intangible assets in 2007. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. There can be no assurance that future goodwill impairments will not occur.

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

The acquisition of AnyEvent has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the two companies have been consolidated commencing with the closing of the transaction. The $850,000 purchase price was allocated as follows, based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm to determine the components of the acquired business.

Tangible assets:
Office equipment and furniture	$25,000
Intangible assets:
Customer relationships	550,000
Contract commitments	100,000
Marketing related	75,000
Technology based	100,000
Purchase price	$850,000

The unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2007 and 2006 presented below gives effect to the acquisitions as if the transaction had occurred at the beginning of such period and includes certain adjustments that are directly attributable to the transaction, which are expected to have a continuing impact on the Company. No pro forma information is necessary for 2008 as the companies acquired were included for the entire year.

Pro forma data:

	Pro Forma	Pro Forma
	(unaudited)	(unaudited)
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Revenues	$44,384,000	$27,596,000

Net loss	$(16,417,000)	$(2,319,000)

Pro forma net loss per weighted average share, basic and diluted	$(0.60)	$(0.11)

5.  Intangible Assets

The following table summarizes the original cost, the related accumulated amortization, and the net carrying amounts for the Company’s intangible assets at December 31, 2008.

	Estimated	Original	Accumulated	Impairment	Net Carrying
	Useful Lives	Cost	Amortization	Adjustment	Amount
Marketing Based	3-6 years	$12,277,000	$(2,882,000)	$(6,852,000)	$2,543,000
Contract commitments	3-7 years	6,794,000	(2,169,000)	(835,000)	3,790,000
Customer relationships	3 years	612,000	(372,000)	-	240,000
Technology Based	3 years	111,000	(63,000)	-	48,000
Intellectual property (e.g. domain names)	5 years	130,000	-	-	130,000
Goodwill	indefinite	31,084,000	-	(25,445,000)	5,639,000
Total		$51,008,000	$(5,486,000)	$(33,132,000)	$12,390,000

Total amortization expense related to intangible assets in 2008, 2007 and 2006 was $4,110,000, $1,375,000 and $2,000, respectively. Total estimated amortization expense with respect to intangible assets for 2009 though 2013 is as follows:

Years Ending December 31,
2009	$1,968,000
2010	1,596,000
2011	1,326,000
2012	1,326,000
2013	403,000
Beyond 2013	132,000
Total	$6,751,000

6.  Obligations Under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging from $33 to $1,767 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At December 31, 2008, monthly payments under these leases aggregated $5,600. The leases expire at various dates through 2013.

At December 31, 2008 and 2007, property and equipment included assets under capital leases of $408,000 and $386,000, less accumulated amortization of $279,000 and $237,000, respectively.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,
2009	$64,000
2010	67,000
2011	9,000
2012	9,000
2013	3,000
Total payments	152,000
Less: amount representing interest	(23,000)
Present value of minimum lease payments	129,000
Less: current portion	(51,000)
Non-current portion	$78,000

7.  Related Party Transactions

Note Payable, Stockholder

On April 24, 2007, the Company borrowed $2,000,000 from Joseph Marsh, a greater than 10% stockholder of the Company, pursuant to an unsecured short-term note, with interest at 8%, per annum payable monthly. The note was due on or before April 1, 2008. During the term of the loan, Mr. Marsh had the right to convert the loan into an investment in any subsequent private placement that the Company may conduct. On September 29, 2007 the Company repaid the loan in full. During the term of the loan the Company paid $76,000 in interest. On March 1, 2008, as a result of Tix acquisition of Magic Arts & Entertainment, Mr. Marsh became an employee of Tix.

Member of the Board of Directors:

During 2008, 2007 and 2006, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation. Effective March 6, 2006, the Company entered into a one-year agreement with Mr. Frankel’s current firm for certain business, accounting and tax advisory services. This agreement was approved by the Company’s Board of Directors. This agreement was terminated in October 2006. For the years ended December 31, 2008, 2007 and 2006 we paid Mr. Frankel or his firm for accounting and tax services $33,000, $53,000 and $108,000.  In addition, during the year ended December 31, 2006, the Company wrote-off the remaining balance of the prepaid accounting fee to Mr. Frankel’s former firm at December 31, 2005 of $9,000.

8.  Income Taxes

At December 31, 2008, the Company had Federal net operating loss carryforwards of approximately $26.3 million expiring beginning in 2008 in varying amounts through 2027. The Company also had California state net operating loss carryforwards of approximately $700,000 expiring beginning in 2013 in varying amounts through 2016.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s net operating loss carryforwards we believe are limited as a result of cumulative changes in stock ownership. As such, the Company recorded a 100% valuation allowance against its net deferred tax assets as of December 31, 2008 and 2007.

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at December 31, 2008 and 2007 are presented below:

	December 31,
	2008	2007
Deferred tax assets
Net operating loss carryforward	$9,481,000	$9,190,000
Goodwill	1,974,000	9,174,000
Other Assets	96,000	93,000
Less: Valuation allowance	(11,551,000)	(18,457,000)

Net deferred tax asset	$-	$-

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at December 31, 2008 and 2007. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Years ended December 31,
	2008	2007	2006
Tax benefit at statutory rate	(39.6)%	(39.6)%	(39.6)%
Adjustments to change in valuation allowance	39.6	39.6	39.6
	-	-	-

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2003.

During the periods open to examination, the Company has net operating loss and tax credit carryforwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carryforwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

9.  Stockholder’ equity

The Company from time to time issues its common stock, options and warrants as non-cash compensation for services rendered, often in conjunction with an agreement that requires the service provider to assist the Company for a period of two to four years in obtaining strategic alliances and discount and premium ticket opportunities. Issued stock is valued at the closing stock price and the entire value of the contract is expensed on the date of grant since success is not assured in these types of arrangements and there are no performance requirements. The expense is recorded in marketing and general administrative expenses commensurate with the services provided. During the year ended December 31, 2008, the Company issued 86,000 shares of common stock to consultants with a fair market value of $424,000 on the date of issuance, issued 217,000 shares of common stock to officers and employees with a fair market value of $47,000 on the date of issuance, issued 1,326,000 shares of common stock upon exercise of options and warrants with a fair market value of $54,000 on the date of issuance, issued 476,000 shares of common stock for the acquisition of Magic Arts and Entertainment (note 3), and issued 571,000 shares of common stock for the acquisition of New Space Entertainment (note 3).

In the third quarter of 2008, the Company’s board of directors authorized a share repurchase program.  As of December 31, 2008 the Company repurchased 732,370 shares for gross proceeds of $2,098,000. Through February 27, 2009 the Company has repurchased 907,000 shares for gross proceeds of $2,413,000. The shares were repurchased at prices that range from $1.26 per share to $4.13 per share.

Service Providers and Vendors:

During the years ended December 31, 2008, 2007 and 2006 the Company incurred $424,000, $6.1 million and $389,000 of consulting expense as a result of the issuance of 86,000, 1.1 million and 354,000 shares of its common stock, respectively. The fair market value of the shares issued during the year ended December 31, 2008 was between $4.58 and $5.20 per share at the time the stock was issued. The fair market value of the shares issued during the year ended December 31, 2007 was between $3.75 and $7.20. The fair value of the shares issued during the year ended December 31, 2006 was between $0.22 and $2.57.

On May 31, 2007, in conjunction with a three year consulting agreement to assist us with developing strategic relationships with sporting event promoters and presenters, we issued to Centaurus One, LLC (Centaurus) 250,000 shares of our common stock which had a fair market value at the time of issuance of $1.4 million and we issued a three year warrant to purchase 1,000,000 shares of our common stock for $5.35 which had a fair market value of  $3.4 million as calculated using the Black Scholes option pricing model. On November 27, 2007, we entered into a mutual termination agreement with Centaurus  whereby the services provided to Tix by Centaurus have earned all the granted stock, but only half of the warrants to purchase 1,000,000 shares of our common stock, therefore the number of shares the warrant can purchase was reduced to 500,000 shares. As the agreement did not have any performance requirements included in it the fair market value of the warrants and shares were expensed at the time of issuance.

On July 20, 2007, in conjunction with a four year consulting agreement to assist us in establishing strategic relationships with producers, promoters and venues, we issued a private consultant 250,000 shares of our common stock with a fair market value of $1.4 million. As the agreement did not have any performance requirements included in it, the fair market value of the shares was expensed at the time of issuance.

Related Parties and Employees

During the year ended December 31, 2007, the Company issued a total of 100,000 shares of common stock to a non-officer employee for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $635,000 and were charged to operations as general and administrative expense during the year ended December 31, 2007.

During March 2006, the Company issued 500,000 shares of common stock pursuant to a new three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. During the years ended December 31, 2008, 2007 and 2006, 167,000, 167,000, and 139,000 shares of common stock had vested, and were recorded at their approximate fair market values of $37,000, $37,000, and $31,000, respectively, which were charged to operations as general and administrative expenses.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share) and are being charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. During the years ended December 31, 2008, 2007 and 2006, 50,000, 50,000, and 40,000 shares of common stock had vested and were recorded at their approximate fair market values of $11,000, $11,000, and $9,000 respectively, which were charged to operations as general and administrative expenses.

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

On March 3, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,600,000 common shares issuable under the Consultant Stock Plan under the Securities Act of 1933. As of December 31, 2008, 715,243 shares of common stock were reserved for issuance under the Consultant Stock Plan.

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

During the year ended December 31, 2008, the Company issued 25,000 options to purchase shares of its common stock under the 2004 Option Plan. As of December 31, 2008, options to purchase 803,000 shares of common stock were reserved for issuance under the 2004 Option Plan.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the “2004 Directors Option Plan”) for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 100,000 shares of the Company’s common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company’s common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. During the year ended December 31, 2008 the Company issued 50,000 options under the 2004 Directors Option Plan.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Risk free rate of return	2.12% - 2.82%	4%	4%
Option lives in years	3	6	6
Annual volatility of stock price	81.5% - 82.3%	112.5%	112.5%
Dividend yield	0%	0%	0%

Summary of Stock Options:

The intrinsic value of outstanding stock options at December 31, 2008 was $290,000, as compared to $1,731,000 at December 31, 2007. The intrinsic value of exercisable stock options at December 31, 2008 was $290,000, as compared to $1,261,000 at December 31, 2007. A summary of the combined stock options for the year ended December 31, 2008 for the three plans discussed above is as follows:

		Weighted
	Number	average
	of	exercise
	Options	price

Balance outstanding, January 1, 2006	211,500	$0.15

Options granted	300,000	3.01
Options exercised	(60,000)	0.15
Options expired	-	-

Balance outstanding, December 31, 2006	451,500	2.05

Options granted	847,000	6.94
Options exercised	(1,000)	0.39
Options expired or forfeited	(9,000)	6.85

Balance outstanding, December 31, 2007	1,288,500	5.24

Options granted	75,000	3.70
Options exercised	(100,500)	2.01
Options expired	-	-

Balance outstanding, December 31, 2008	1,263,000	$5.41

Balance exercisable, December 31, 2008	636,000	$4.40

Information relating to outstanding stock options at December 31, 2008, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$6.00 - $7.20	818,000	8.7	$7.01	316,000	$7.02
$4.00 - $5.99	145,000	5.6	$4.16	20,000	$4.30
$2.00 - $3.99	150,000	4.3	$3.07	150,000	$3.07
$0.22 - $1.99	150,000	0.7	$0.22	150,000	$0.22
	1,263,000	6.85	$5.41	636,000	$4.40

For year ended December 31, 2008 and 2007, the value of options vested during the period was $1.7 million and $1.1 million, respectively. As of December 31, 2008, the Company has outstanding unvested options with future compensation costs of $2.5 million, which will be recorded as compensation cost as the options vest over their remaining average life of 6.85 years.

During the year-ended December 31, 2008, in conjunction with a consulting agreement, the Company issued 150,000 warrants, of which 50,000 vested immediately. The remaining 100,000 warrants vest over six months, which is the term of the consulting agreement. The consulting agreement may be terminated at any time and therefore the related consulting expense on these 100,000 warrants is being recognized over the life of the contract.

A summary of warrant activity for the year ended December 31, 2008 is as follows:

	Number of warrants	Weighted average exercise price

Balance outstanding, January 1, 2006	2,014,184	$0.34

Warrants granted	2,140,000	0.49
Warrants exercised	(1,324,388)	0.20
Warrants expired	-	-

Balance outstanding, December 31, 2006	2,829,796	0.52

Warrants granted	2,372,007	5.47
Warrants exercised	(1,229,796)	0.48
Warrants expired	-	-

Balance outstanding, December 31, 2007	3,972,007	3.47

Warrants granted	150,000	4.00
Warrants exercised	(1,400,000)	0.50
Warrants expired	(50,000)	0.50

Balance outstanding, December 31, 2008	2,672,007	$5.11

 The intrinsic value of outstanding warrants at December 31, 2008 was $249,000, as compared to $9.5 million at December 31, 2007. Information relating to outstanding warrants at December 31, 2008, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$2.00 - $5.50	2,522,007	0.84	$5.38	2,488,673	$5.40
$0.36 - $1.99	150,000	2.93	$0.49	150,000	$0.49
	2,672,007	0.95	$5.11	2,638,673	$5.12

11.  Commitments

	Payments due by Fiscal Years Ending December 31,
	Total	2009	2010	2011	2012	2013

Employment agreement	$3,245 ,000	$1,690,000	$1,394 ,000	$161,000	$-	-

Capital lease obligations	152,000	64,000	67,000	9,000	9,000	3,000

Operating lease obligations	6,166,000	2,433,000	1,780,000	1,120,000	833,000

Total contractual cash obligations	$9,563 ,000	$4,187,000	$3,241 ,000	$1,290 ,000	$842,000	$3,000

Lease Commitments:

The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company’s wholly-owned subsidiary, Tix4Tonight, LLC, leases space for its six ticket facilities and its administrative offices in Las Vegas, Nevada, for various periods ranging from one year to five years.

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

Retirement Plan:

The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 12% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to the sum of 25% of each dollar deferred, limited to 1% of the participant’s compensation. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $119,000, $8,000, and $10,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

12.  Segment Reporting

We operate in three reportable segments; ticket services, event and branded merchandising, and with our formation of the Tix Productions, Inc. (TPI), in 2008, live entertainment.

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight, which offers for sale discount and premium tickets. Discounted tickets are sold byTix4Tonight, while premium tickets are offered through Tix4AnyEvent. When selling last minute discounted tickets, Tix4Tonight sells them under short-term, exclusive and non-exclusive agreements with approximately 70 Las Vegas shows and attractions, out of a total of approximately 85 Las Vegas shows and attractions running at any one time, and typically offers tickets for more than 60 shows on any given day at a discount plus a service fee. Tix4Tonight typically does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost.

The Company provides exhibit and event merchandising through its wholly owned subsidiary Exhibit Merchandising LLC (EM), which was acquired August 8, 2007. EM provides retail specialty stores with branded merchandise for touring museum exhibitions and touring theatrical productions. EM owns and operates complete turnkey retail stores with commercially-available and extensive custom-branded products for sale in addition to professional management that complements the exhibition or theatrical production it represents. It operates the stores in spaced rented in conjunction with the exhibit. To date revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.”

In December 2007, the Company announced that it had entered into letters of intent to acquire two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent the managements’ of Magic and NewSpace would manage the operations of their respective companies’ for the benefit of Tix Corporation from January 2, 2008 until the transactions could be finalized. The managements’ of Magic and NewSpace were required to consult and obtain the approval of the management of Tix Corporation prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  Both Magic and NewSpace are presenters of live theater and concerts. The Company’s combined the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies under a single entity, we will be able to better leverage resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the equity and marketplace recognition those entities have.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis.

Information related to these operating segments is as follows.

	Ticketing	Exhibit	Live	Corporate	Consolidated
	Services	Merchandising	Entertainment	Expenses	and Combined

2008
Revenue	$13,952,000	$11,030,000	$44,563,000	$-	$69,545,000
Direct operating expenses	5,725,000	6,877,000	35,888,000	-	48,490,000
Selling, general and administrative expenses	2,720,000	3,681,000	6,146,000	5,654,000	18,201,000
Impairment of goodwill	-	25,445,000	-	-	25,445,000
Impairment of intangible assets	-	7,687,000	-	-	7,687,000
Depreciation and amortization	206,000	3,173,000	916,000	306,000	4,601,000
Operating income (loss)	$5,301,000	$(35,833,000)	$1,613,000	$(5,960,000)	$(34,879,000)

Total assets	$3,738,000	$10,462,000	$10,449,000	$4,199,000	$28,848,000

2007
Revenue	$14,284,000	$4,283,000	$-	$-	$18,567,000
Direct operating expenses	8,829,000	2,843,000	-	-	11,672,000
Selling, general and administrative expenses	15,029,000	905,000	-	5,658,000	21,592,000
Depreciation and amortization	195,000	1,229,000	-	244,000	1,668,000
Operating income (loss)	$(9,769,000)	$(694,000)	$-	$(5,902,000)	$(16,365,000)

Total assets	$2,977,000	$47,224,000	$-	$4,967,000	$55,168,000

2006
Revenue	$5,388,000	$	$-	$	$5,388,000
Direct operating expenses	2,173,000		-		2,173,000
Selling, general and administrative expenses	1,214,000		-	2,559,000	3,773,000
Depreciation and amortization	159,000		-	5,000	164,000
Operating income (loss)	$1,842,000	$-	$-	$(2,564,000)	$(722,000)

Total assets	$1,699,000	$-	$-	$933,000	$2,632,000

13.  Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the year-ended December 31, 2008 and fiscal year 2007 are noted below:

TIX CORPORATION AND SUBSIDIARIES
QUARTERLY RESULTS

	Year Ended December 31, 2008 (1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$23,163,000	$16,864,000	$8,839,000	$20,679,000
Gross profit	6,433,000	4,540,000	3,712,000	6,370,000
Impairment charge of goodwill and intangible assets	-	-	-	33,132,000
Depreciation and amortization	1,122,000	1,102,000	1,151,000	1,226,000
Income (loss) from operations	472,000	(1,419,000)	(1,065,000)	(32,867,000	) (2)
Net income (loss)	$462,000	$(1,166,000)	$(986,000)	$(32,974,000	) (2)
Basic earnings per share	$0.02	$(0.04)	$(0.03)	$(1.02)
Diluted earnings per share	$0.01	$(0.04)	$(0.03)	$(1.02)
Shares used in computation of earnings per share:
Basic	30,642,823	31,805,228	32,912,630	32,386,209
Diluted	32,493,343	31,805,228	32,912,630	32,386,209

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$1,747,000	$4,712,000	$5,702,000	$6,406,000
Gross profit	1,033,000	1,802,000	1,207,000	2,853,000
Depreciation and amortization	64,000	120,000	575,000	909,000
Income (loss) from operations	(521,000)	(6,165,000)	(8,545,000)	(1,134,000)
Net income (loss)	$(520,000)	$(6,196,000)	$(8,510,000)	$(1,119,000)
Earnings per share- basic and diluted	$(0.03)	$(0.32)	$(0.34)	$(0.04)
Shares used in computation of earnings per share basic and diluted	18,705,939	19,374,693	25,330,047	30,274,752

1.
Acquisitions significantly impact the comparability of the historical quarterly data reflected in the schedule of Quarterly Data.  The following is a list of acquisitions that we have made in the last two years and the effective date of each acquisition:

•	John’s Tickets, LLC	March 14, 2007

•	Exhibit Merchandising, LLC	August 7, 2007

•	NewSpace Entertainment, Inc.	January 2, 2008

•	Magic Arts & Entertainment, LLC	January 2, 2008

2.
The Company performed its 2008 annual impairment testing of goodwill and intangibles as of December 31, 2008. Based on a combination of factors, including the current economic environment, decreased revenues and increased decline in margins management determined an impairment of goodwill and intangible assets had occurred, thus  recorded impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively. There were no impairments of goodwill or intangible assets in 2007.

TIX CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

		Charges
	Balance	to costs,			Balance
	at beginning	expenses			at end
Description	of period	and other	Deletions	Other	of period
Year ended December 31, 2006	$3,900,000	$-	$-	$(400,000)	$3,500,000
Year ended December 31, 2007	$3,500,000	$-	$-	$14,957,000	$18,457,000
Year ended December 31, 2008	$18,457,000	$-	$-	$(6,906,000)	$11,551,000

TIX CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Inventory Valuation Allowance

		Charges
	Balance	to costs,			Balance
	at beginning	expenses		Other	at end
Description	of period	and other	Deletions	(1)	of period
Year ended December 31, 2006	$-	$-	$-	$-	$-
Year ended December 31, 2007	$-	$45,000	$-	$311,000	$356,000
Year ended December 31, 2008	$356,000	$44,000	$-	$-	$400,000

(1) Resulted from the acquisistion of Exhibit Merchandising in August of 2007.

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation, as filed with the State of Delaware on April 6, 1993 (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on August 31, 1993 (1)

3.3	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on September 16, 1996 (1)

3.4	Fourth Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware, effective March 3, 2005 (6)

3.5	Bylaws of the Company (1)

4	Voting Agreement between Mitch Francis and Iqbal Ashraf dated as of July 12, 2006

10.5	Warrant Holder Rights Agreement between the Company and Finova Capital Corporation (2)

10.8	2003 Consultant Stock Plan (3) (C)

10.9	2004 Stock Option Plan (5) (C)

10.10	2004 Directors Stock Option Plan (5) (C)

10.22	Gang Consulting Ltd. Consulting Agreement dated January 3, 2005 (7)

10.25	Third Amendment to Lease between the Company and 12001 Ventura Corporation (9)

10.29	Employment Agreement between Tix Corporation and Mitch Francis effective March 1, 2006 (11) (C)

10.30	Agreement of Purchase and Sale between Tix Corporation and William Bartfield and David Bates effective November 30, 2006 (12)

10.31	Amendment to Agreement of Purchase and Sale between Tix Corporation and William Bartfield and David Bates dated January 11, 2007 (12)

10.32	Asset Purchase Agreement between Tix Corporation and John’s Tickets, LLC, dba AnyEvent Tickets, effective March 14, 2007 (13)

10.33	Employment Agreement between Tix Corporation and John Pirample effective March 14, 2007 (13) (C)

10.35	Asset Purchase Agreement dated as of August 6, 2007 among the Company, EM and the Members (14)

10.36	Employment Agreement dated as of August 8, 2007 with Curt A. Bechdel (14)

10.37	Voting Agreement dated as of August 8, 2007 between the Company and Joseph B. Marsh (14)

10.38	Consulting Agreement dated as of August 8, 2007 between Lee D. Marshall and the Company (14)

10.39	Non-Competition and Confidentiality Agreement dated as of August 8, 2007 among EM, Joseph Marsh, Lee Marshall, John T. Norman and the Company (14)

10.40	Mutual Termination Agreement dated November 5, 2007 between Tix Corporation and Centaurus One, LLC (15)

10.41
Agreement and Plan of Merger By and Among Tix Corporation, a Delaware Corporation, on the one hand, and Magic Arts & Entertainment - Florida, Inc., a Florida Corporation, Joseph B. Marsh, and Lee D. Marshall on the other hand, dated as of February 29, 2008 (16)

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

10.45	Employment Agreement dated as of March 11, 2008, between Tix Corporation and John Ballard (17)

10.46	Employment Agreement dated as of March 11, 2008, between Tix Corporation and Steve Boulay (17)

10.47	Employment Agreement dated as of March 11, 2008, between Tix Corporation and Bruce Granath (17)

14.	Code of Ethics (4)

21	Subsidiaries of the Registrant (18)

23	Consent of Weinberg & Company, P.A.

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on June 16, 1997, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 3, 2004, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Company’s Schedule 14C Information Statement, as filed with the Securities and Exchange Commission on January 26, 2005, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on July 20, 2005, and incorporated herein by reference.

(8)	Intentinaly deleted

(9)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, and incorporated herein by reference.

(10)	Intentionally deleted.

(11)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(12)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K originally filed December 13, 2006 and amended on February 6, 2007, and incorporated herein by reference.

(13)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007, and incorporated herein by reference.

(14)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(15)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 03, 2007, and incorporated herein by reference.

(16)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 5, 2008, and incorporated herein by reference.

(17)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 17, 2008, and incorporated herein by reference.

(18)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(C)	Indicates compensatory plan, agreement or arrangement.