Form 10-Q
period 2009-03-31
Tix CORP
filed 2009-05-06
CIK 925956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

 (818) 761-1002
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the Registrant was required to submit and post such reports).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of Tix Corporation common stock, $.08 par value, issued and outstanding as of April 29, 2009: 32,328,418, exclusive of treasury shares.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, whether as a result of new information, future events or otherwise.

Tix Corporation and Subsidiaries

Index

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash	$10,621,000	$9,192,000
Accounts receivable, including show revenues earned but not billed	725,000	1,104,000
Inventory, net	2,759,000	3,320,000
Prepaid expenses and other current assets	634,000	867,000
Total current assets	14,739,000	14,483,000

Property and equipment
Office equipment and furniture	1,860,000	1,816,000
Equipment under capital lease	408,000	408,000
Leasehold improvements	365,000	364,000
Property and equipment, cost basis	2,633,000	2,588,000
Less accumulated depreciation	(1,286,000)	(1,155,000)
Total property and equipment, net	1,347,000	1,433,000

Other assets:
Intangible assets:
Goodwill	5,895,000	5,639,000
Intangibles, net	6,261,000	6,751,000
Total intangible assets	12,156,000	12,390,000
Capitalized theatrical costs	400,000	459,000
Deposits and other assets	133,000	83,000
Total other assets	12,689,000	12,932,000

Total assets	$28,775,000	$28,848,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,073,000	$4,822,000
Accrued expenses	1,448,000	1,515,000
Current portion of capital lease obligations	51,000	51,000
Deferred revenue	281,000	100,000
Total current liabilities	5,853,000	6,488,000

Non-current liabilities:
Capital lease obligations, less current portion	65,000	78,000
Deferred rent	69,000	85,000
Total non-current liabilities	134,000	163,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; none issued	-	-
Common Stock, $.08 par value; 100,000,000 shares authorized; 33,311,070 shares and 33,078,233 shares issued at March 31, 2009 and December 31, 2008 respectively	2,664,000	2,646,000
Additional paid-in capital	88,713,000	88,062,000
Cost of shares held in treasury (958,170 shares at March 31, 2009 and 732,370 shares at December 31, 2008, respectively)	(2,476,000)	(2,098,000)
Accumulated deficit	(66,089,000)	(66,384,000)
Accumulated other comprehensive loss	(24,000)	(29,000)
Total stockholders' equity	22,788,000	22,197,000

Total liabilities and stockholders' equity	$28,775,000	$28,848,000

See accompanying notes to condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$20,170,000	$23,163,000
Operating expenses:
Direct costs of revenues	14,926,000	16,730,000
Selling and marketing expenses.	606,000	1,377,000
General and administrative expenses, including non-cash equity-based costs of $413,000 and $602,000 in 2009 and 2008, respectively (including $390,000 and $414,000 for officers, directors and employees in 2009 and 2008, respectively).	3,756,000	3,462,000
Depreciation and amortization	621,000	1,122,000
Total costs and expenses	19,909,000	22,691,000
Operating Income	261,000	472,000
Other:
Other income (expense)	25,000	43,000
Interest income	13,000	34,000
Interest expense	(4,000)	(6,000)
Other income (expense), net	34,000	71,000
Net income before income tax expense	295,000	543,000
Current income tax expense	-	82,000
Net income	295,000	461,000
Other comprehensive income
Foreign currency translation adjustments	5,000	-
Comprehensive income	$300,000	$461,000
Net income per common share -
Basic	$0.01	$0.02
Diluted	$0.01	$0.01
Weighted average common shares outstanding -
Basic	32,304,286	30,642,823
Diluted	32,429,891	32,493,343

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Loss	Equity

Balance, December 31, 2008	32,345,863	$2,646,000	$88,062,000	$(66,384,000)	$(2,098,000)	$(29,000)	$22,197,000

Issuance of common stock to consultants	4,167	-	5,000	-	-	-	5,000

Issuance of common stock to officers and employees	38,194	3,000	5,000	-	-	-	8,000

Fair value of options issued to employees and directors	-	-	382,000	-	-	-	382,000

Earned shares related to acquisition of Magic Arts & Entertainment	190,476	15,000	241,000	-	-	-	256,000

Fair value of warrants issued to outside consultants	-	-	18,000	-	-	-	18,000

Net Income	-	-	-	295,000	-	-	295,000

Foreign currency translation adjustment	-	-	-	-	-	5,000	5,000

Cost of Treasury Stock	(225,800)	-	-	-	(378,000)	-	(378,000)

Balance, March 31, 2009	32,352,900	$2,664,000	$88,713,000	$(66,089,000)	$(2,476,000)	$(24,000)	$22,788,000

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$295,000	$461,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	131,000	117,000
Amortization of intangible assets	490,000	1,006,000
Fair valued common stock issued for services to employees and consultants	13,000	188,000
Fair value of options issued to employees and directors	382,000	414,000
Fair value of warrants issued to consultants	18,000	-
Change in allowance of inventory	(30,000)	115,000
(Increase) decrease in:
Accounts receivable	379,000	(3,719,000)
Inventory	590,000	(3,000)
Prepaid expenses and other current assets	233,000	101,000
Capitalized theatrical costs, deposits and other assets	9,000	(2,000)
Increase (decrease) in:
Accounts payable and accrued expenses	(816,000)	3,482,000
Deferred revenue	181,000	484,000
Deferred rent	(16,000)	(61,000)
Net cash provided by operating activities	1,859,000	2,583,000

Cash flows from investing activities:
Purchases of property and equipment	(45,000)	(131,000)
Purchase of Magic Arts & Entertainment, net of cash acquired	-	(2,133,000)
Purchase of NewSpace Entertainment, net of cash acquired	-	(1,456,000)
Net cash used in investing activities	(45,000)	(3,720,000)

Cash flows from financing activities:
Cost of Treasury Stock	(378,000)	-
Payments on capital lease obligations	(12,000)	(9,000)
Net cash used in financing activities	(390,000)	(9,000)

Effect of exchange rate changes on cash	5,000	-

Change in Cash:
Net increase	1,429,000	(1,146,000)
Balance at beginning of period	9,192,000	7,769,000
Balance at end of period	$10,621,000	$6,623,000

(Continued)

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$4,000	$6,000

Non-cash investing activities:
Issuance of earn-out shares of 190,476 and originally issued 476,190 shares of common stock in conjunction with the acquisition of Magic Arts & Entertainment - Florida, Inc in 2009 and 2008 respectively.	$256,000	$2,257,000
Issuance of 571,428 shares of common stock in conjunction with the acquisition of NewSpace Entertainment, Inc.	$-	$2,595,000

See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993. The Company is an integrated entertainment company providing ticketing services, event merchandising and the production and promotion of live entertainment. We operate three complementary business units: Ticketing Services (Tix4Tonight) provides our last minute ticketing services, premium ticketing services and membership group sales; Exhibit Merchandising (EM) provides our event merchandise sales and services; and Tix Productions Inc. (TPI), provides the production and promotion of live entertainment.

Operating Segments

Ticketing Services

Our ticketing business falls under our wholly owned subsidiary Tix4Tonight. Ticketing Services offers three distinct services: discount ticketing, membership group sales, and premium event ticketing.

Discount Ticketing

Discount Ticketing – Las Vegas

When selling discounted tickets, Tix4Tonight generally sells them from six leased locations in Las Vegas under short-term, exclusive and non-exclusive agreements with approximately 75 Las Vegas shows, out of a total of approximately 85 shows running at any one time. Tix4Tonight typically offers tickets for more than 70 shows on any given day at a discount plus a service fee. Tix4Tonight receives inventory for sale the same day directly from the show producer, artist or theater. This is a reflection of the Las Vegas market and its last minute purchasing pattern. Tix4Tonight does not know the exact number of tickets for each show it will be able to offer for sale until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell out its supply of tickets for individual shows. The producers of the shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of ticket cost.

Our opportunities to grow the Las Vegas operations are focused on growing our inventory by reaching agreements with additional shows, increasing the number of our storefront sales locations and working to further monetize the relationships we have with customers by offering additional, complementary products and services. Toward these ends, Tix4Tonight also offers discounted dining reservation tickets to approximately 30 Las Vegas area restaurants and discounted golf tee times to more than 30 Las Vegas golf courses.

Discount Ticketing – Tix4Members.com

Tix Corporation launched its internet based Tix4Members.com in association with Costco. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members uses the internet as its customer interface, and has expanded the date range of ticket availability instead of offering only deeply discounted day of show tickets.

Premium Ticketing – Tix4AnyEvent

Tix4Tonight operates a national event ticket broker called Tix4AnyEvent (AnyEvent), which focuses on premium tickets for sporting events, concert tours and theatres. In the area of premium tickets, we have changed from a retail ticket seller to the public to a wholesaler of tickets, that is, our clients are usually national retail ticket brokers. As a result of this change, we are assuming less risk, have been able to reduce our overhead and increase the likelihood of profitability. The tickets sold are generally obtained through the event sponsor, artist or producer; although in some circumstances the tickets that we sell are from secondary or resale markets. We continue to expand our event offerings in this field through our strong industry relationships. Tix4AnyEvent operations are located in the leased administrative offices of Tix4Tonight in Las Vegas.

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

Management expects that EM’s growth will be from direct merchandising opportunities derived from our other operating units, for example, Jesus Christ Superstar and Mannheim Steamroller, or by adding additional exhibits and events that we currently do not represent.

Live Entertainment

In January 2008, the Company acquired two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. The Company merged the two entertainment companies into its wholly-owned subsidiary Tix Productions, Inc. We believe that by combining the operations of the two companies into a single entity, we are able to leverage our resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic continue to operate under their current names as a reflection of the marketplace’s recognition of those entities.

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

Our Live Entertainment operation focuses on two major areas: production and presentation. As producers, we invest in the creation of original entertainment properties, which are then sold to third party presenters generating both upfront guaranteed income and revenue sharing opportunities and additional opportunities for sponsorship and other ancillary revenue streams. Examples of this are tours of Mannheim Steamroller Christmas, Jesus Christ Superstar and the upcoming theatrical production of 101 Dalmatians.

As presenters, we generally contract for entertainment properties from producers to present in markets in the US and Canada. We have worked in most major North American cities and can negotiate terms that are unavailable to presenters in individual markets. In eight markets, we have substantial subscriber-based operations operating as “Broadway in (city name)” series which greatly reduces the risk associated with individual presentations and provides additional opportunities to generate sponsorship and other ancillary revenue streams. These markets are Salt Lake City, Eugene, Kalamazoo, Akron, Albuquerque, Colorado Springs, Fresno and Boise. In Canada, we have a presenting relationship that operates under the name Canada Theatricals Live which is now the second largest presenter of theater-based events in Canada.

Preparation of Interim Financial Statements

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that its disclosures are sufficiently presented to prevent this information from being misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for a full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K and interim financial statements and information reported on Forms 8-K and 10-Q.

Note 2 - Summary of Significant Accounting Policies

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

The Company’s Tix4Members.com recognizes as revenue the commissions and related transaction fees from the sale of tickets when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. Presently, Tix4Members.com does not have any accounts receivable associated with sales transactions to individual customers because payment is collected at the time of sale.

Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip with dining at specific times on the same day as the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time the reservations are made. At this time, the Company has minor accounts receivable and no accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time the reservation is made, and the dinner payment is collected directly by the restaurant. The restaurants pay the Company a fee for each patron.

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

Tix4AnyEvent recognizes as revenue the gross amount from the sale of tickets that it owns. AnyEvent bears the risk of economic loss if the tickets are not sold by the date that the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. Tix4AnyEvent does not have any accounts receivable associated with sales transactions to individual customers because payment is collected at the time of sale. However, sales transactions to other ticket brokers may be conducted on a credit basis, which would generate accounts receivable.

Exhibit Merchandising recognizes retail store sales at the time the customer takes possession of the merchandise. All sales are recorded net of discounts and returns and exclude sales tax. Discounts are estimated based upon historical experience. For online sales, revenue is recognized where title and risk of loss pass to the buyer generally when the merchandise leaves the Company's distribution facility at the time of shipment, which we refer to as the date of purchase by the customer. Shipping and handling revenues from our websites are included as a component of net sales. The Company does not have any accounts receivable associated with this business because all transactions are done by cash or credit card.

On January 1, 2008, the Company began its live entertainment business. Revenue from the presentation and production of an event is recognized after the performance occurs. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the tour’s season or the term of the contract. We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

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

Cash Concentrations:

The Company's cash balances on deposit in the United States (US) with banks are guaranteed up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. At March 31, 2009, the Company’s aggregate cash in excess of the FDIC insured amount was $9.2 million. In addition, the Company had aggregate cash balances in Austria and The United Kingdom of $103,000 and $20,000, respectively, which are within these respective countries’ equivalent of the US FDIC guarantee.

Foreign Currency:

Results of foreign operations are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those operations are translated into U.S. dollars using the exchange rates at the balance sheet date. The realized and unrealized exchange losses and gains were minor in the three months ending March 31, 2009 and were $(30,000) and $5,000, respectively. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in operations. The Company began operating in the United Kingdom in November 2007, with the opening of its exhibit shop at the O2 for “Tutankhamen and The Golden Age of the Pharaohs.” Additionally, in March 2008, the Company opened a second exhibit shop in Vienna, Austria for “Tutankhamen and the World of the Pharaohs” and a third exhibit shop for “The Undersea Treasures of Egypt” in Madrid, Spain.

Net Income (Loss) Per Common Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method. At March 31, 2009, basic and diluted earning per share was $.01, while at March 31, 2008, basic earnings per share was $.02 per share and diluted earnings per share was $.01 per share. At March 31, 2009, we had outstanding warrants and stock options to acquire an aggregate of 3.8 million common shares, of which 2.7 million were warrants to purchase shares of our common stock and 1.1 million were options to purchase shares of our common stock. At March 31, 2008, we had outstanding warrants and options to acquire an aggregate of 3.9 million and 1.3 million shares, respectively.

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

Advertising Costs:

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. For the three months ended March 31, 2009 and 2008, advertising costs were $593,000 and $2.2 million, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. There were no indications of impairment based on management’s assessment at March 31, 2009.  At December 31, 2008, we recorded an impairment charge related to the goodwill and intangible assets of $33.1 million related to our acquisition of EM.  As of March 31, 2009, we have $12.2 million of remaining goodwill and intangible assets related to our acquisitions of John’s Tickets, LLC, EM, Magic and NewSpace. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.

Recent Accounting Pronouncements:

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows. The effective date is for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, resulting from the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company does not expect the adoption of this statement will have a significant impact on its financial statements based on current market conditions.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company has not determined the impact of the adoption of FSP 115-2 on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company will provide the additional disclosures as required by FSP 107-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.

Note 3 - Acquisitions

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

Magic Arts and Entertainment:

Pursuant to the Merger Agreement and Plan of Merger, we paid to the two stockholders of Magic a total of $2.1 million in cash and issued to them a total of 476,190 restricted shares of our common stock with a market value of $2.3 million. Further, at February 28, 2009, we issued an additional 190,476 shares of our common stock with a fair market value of $256,000 to the former owners of Magic Arts and Entertainment as they achieved the pre-determined EBITDA threshold. We will be required to issue to the former Magic stockholders an additional 190,476 shares of our common stock if certain EBITDA milestones are achieved during the next twenty-four months. These milestones are based upon the results achieved by Tix Productions, Inc. (“TPI”), a wholly owned subsidiary of the Company that focuses on providing live entertainment.

The assets of Magic consist primarily of agreements, copyrights and licenses to theatres, productions, and touring acts. We carry on Magic’s business through TPI.

The acquisition of Magic has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the operations of the company have been consolidated commencing with the closing of the transaction. The $4.4 million purchase price was allocated based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm. As a result of the additional shares issued with a fair market value of $256,000, the adjusted purchase price of Magic is $4.7 million.

Allocation of the Purchase Price of Magic Arts & Entertainment:

Tangible assets, net of liabilities assumed:	$143,000
Intangible assets:
Employment Agreement	1,775,000
Technology-based	5,000
Contract	476,000
Goodwill	2,273,000
Purchase price	$4,672,000

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

The acquisition of NewSpace has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and the operations of the company have been consolidated commencing with the closing of the transaction. The $4.0 million purchase price was allocated and based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm. This valuation is still subject to change and revision may occur in the assigned value. The Company does not believe any changes or revisions will be significant.

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

Mr. Ballard and Mr. Boulay are entitled under their respective employment agreements to an annual salary of $185,000. Mr. Granath, pursuant to his employment agreement, is entitled to an annual salary of $115,000. Messrs. Ballard, Boulay and Granath are each entitled to increases in their annual salaries of at least 3% per annum.

If Messrs. Ballard, Boulay and Granath are terminated “for cause” as defined in their employment agreements or the employment agreements expire upon their respective terms, each agrees not to compete with us during the period from the date of termination or expiration through the fifth anniversary of such date.

If the employment of Messrs. Ballard, Boulay or Granath is terminated with or “without cause” (as defined in their respective employment agreements), we have agreed to continue to pay Messrs. Ballard, Boulay, Granath, or their personal representatives, as the case may be, their annual salary under his employment agreement for six months.

Note 4- Intangible Assets

The following table summarizes the original cost, the related accumulated amortization, impairment adjustment, and the net carrying amounts for the Company’s intangible assets at March 31, 2009.

	Estimated Useful	Original	Accumulated	Impairment		Net Carrying
	Lives	Cost	Amortization	Adjustment	Adjustment	Amount
Marketing Based	3-6 years	$12,277,000	$(3,025,000)	$(6,852,000)	$-	$2,400,000
Contract commitments	3-7 years	6,794,000	(2,451,000)	(835,000)	-	3,508,000
Customer relationships	3 years	612,000	(423,000)	-	-	189,000
Technology Based	3 years	111,000	(73,000)	-	-	38,000
Intellectual property (e.g. domain names)	5 years	130,000	(4,000)	-	-	126,000
Goodwill	indefinite	31,084,000	-	(25,445,000)	256,000	5,895,000
Total		$51,008,000	$(5,976,000)	$(33,132,000)	$256,000	$12,156,000

Total amortization expense related to intangible assets for the three months ending March 31, 2009 and 2008 were $490,000 and $1,006,000, respectively. The decline in amortization costs is primarily due to the $7.7 million impairment charge associated with EM which was recorded at December 31, 2008, and will result in an annual decrease of $2.0 million of amortization expense over the next four years.  Total estimated amortization expense with respect to intangible assets for the remainder of 2009 through 2013 is as follows:

Years Ending December 31,
2009	$(1,476,000)
2010	(1,596,000)
2011	(1,326,000)
2012	(1,326,000)
2013	(403,000)
Beyond 2013	(134,000)
Total	$(6,261,000)

Note 5- Obligations under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging from $216 to $1,767 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At March 31, 2009, monthly payments under these leases aggregated $5,600. The leases expire at various dates through 2013.

At March 31, 2009 and 2008, property and equipment included assets under capital leases of $408,000 and $386,000, net of accumulated amortization of $288,000 and $246,000, respectively.

Minimum future payments under capital lease obligations for the remainder of 2009, and thereafter are as follows:

Years Ending December 31,
2009	47,000
2010	67,000
2011	9,000
2012	9,000
2013	3,000
Total payments	135,000
Less: amount representing interest	(19,000)
Present value of minimum lease payments	116,000
Less: current portion	(51,000)
Non-current portion	$65,000

Note 6- Related Party Transactions

During 2009 and 2008, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation that provides tax advisory and preparation services to the Company. For the three months ended March 31, 2009, we paid Mr. Frankel or his firm $8,000 for tax preparation and advisory services. No expenses were incurred for the three months ended March 31, 2008.

Mr. Joseph Marsh, a greater than 10% shareholder of Tix, was a principal in Magic Arts and Entertainment - Florida, Inc., a company Tix acquired on January 1, 2008.  For more details regarding the purchase of Magic, see Note 3. -  Acquisitions.

Note 7- Stockholders’ equity

During the three months ended March 31, 2009, the Company issued: 4,000 shares of common stock to consultants with a fair market value of $5,000 on the date of issuance, 38,000 shares of common stock to officers and employees with a fair market value of $8,000 on the date of issuance, and 190,000 shares of common stock with a fair market value on the date of issuance of $256,000 in pursuant to an earn-out provision of the Magic Arts and Entertainment merger agreement.

In the third quarter of 2008, the Company’s board of directors authorized a share repurchase program.  As of March 31, 2009, the Company repurchased 958,000 shares for $2,476,000. Through April 20, 2009, the Company has repurchased 968,000 shares for $2,489,000. The shares were repurchased at prices that range from $1.20 per share to $4.13 per share.

Note 8- Stock-Based Compensation Plans

Summary of Stock Options:

The Company has various stock-based compensation plans. The intrinsic value of outstanding stock options at March 31, 2009 was $153,000, as compared to $1,259,000 at March 31, 2008. The intrinsic value of exercisable stock options at March 31, 2009 was $153,000, as compared to $989,000 at March 31, 2008. A summary of the combined stock options for the three months ended March 31, 2009 is as follows:

		Weighted
	Number	average
	of	exercise
	options	price

Balance outstanding, December 31, 2008	1,263,000	$5.41

Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(102,000)	4.06

Balance outstanding, March 31, 2009	1,161,000	$5.52

Balance exercisable, March 31, 2009	636,000	$4.38

Information relating to outstanding stock options at March 31, 2009, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$6.00 - $7.20	816,000	8.42	$7.01	316,000	$7.02
$4.00 - $5.99	45,000	6.45	$4.52	20,000	$4.30
$2.00 - $3.99	150,000	4.03	$3.07	150,000	$3.07
$0.15 - $1.99	150,000	0.42	$0.15	150,000	$0.15

	1,161,000	6.74	$5.52	636,000	$4.38

Tix Corporation recorded compensation expense pursuant to FAS 123(R) for the three months ended March 31, 2009 and 2008 of $382,000 and $402,000, respectively. As of March 31, 2009, the Company has outstanding unvested options with future compensation costs of $1.9 million, which will be recorded as compensation expense as the options vest over their remaining average life of 6.74 years.

In conjunction with a consulting agreement in 2008, the Company issued 150,000 warrants, of which 50,000 vested immediately. The remaining 100,000 warrants vested over six months, which is the term of the consulting agreement. As the consulting agreement could have been terminated at any time, the related consulting expense on these 100,000 warrants was recognized over the life of the contract. In the three months ended March 31, 2009, the remaining 33,000 warrants vested, and we recorded an expense of $18,000.

A summary of warrant activity for the three months ended March 31, 2009 is as follows:

Weighted
	Number	average
	of	exercise
	warrants	price

Balance outstanding, December 31, 2008	2,672,007	$5.11

Warrants granted	-	-
Warrants exercised	-	-
Warrants expired	-	-

Balance outstanding, March 31, 2009	2,672,007	$5.11

The intrinsic value of outstanding warrants at March 31, 2009 was $102,000, as compared to $6.5 million at March 31, 2008. Information relating to outstanding warrants at March 31, 2009, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$2.00 - $5.50	2,522,007	0.59	$5.38	2,522,007	$5.38
$0.36 - $1.99	150,000	2.69	$0.49	150,000	$0.49

	2,672,007	0.71	$5.11	2,672,007	$5.11

Note 9- Income Taxes

At March 31, 2009, the Company had Federal net operating loss carryforwards of approximately $27.1 million that begin expiring in 2009 in varying amounts through 2028. The Company also had California state net operating loss carryforwards of approximately $700,000. In October, 2008 California temporarily suspended use of net operating losses for 2008 and 2009, and the California state net operating losses expire beginning in 2015 in varying amounts through 2018.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profits, as such, the Company recorded a 100% valuation allowance against its net deferred tax assets as of March 31, 2009 and 2008.

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 2009 and 2008 are presented below:

	March 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$9,481,000	$9,190,000
Use of NOL	(103,000)	(176,000)
Less: Valuation allowance	(9.378,000)	(9,014,000)
Net deferred tax asset	$-	$-

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at March 31, 2009 and 2008. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Three months ended March 31,
	2009	2008
Tax benefit at statutory rate	(35)%	(35)%

Adjustments to change in valuation allowance	35	35
Effective tax rate	-%	-%

Note 10- Earnings Per Share

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

The following table sets forth the computation of basic and diluted income per common share:

	March 31,
	2009	2008

Numerator
Net income	$295,000	$463,000

Denominator

Weighted average common shares	32,304,286	30,642,823
Effect of dilutive securities
Unvested restrictive shares	-	244,438
Common stock	88,185	316,598
Warrants	37,420	1,289,485

Total dilutive effect of securities	125,605	1,850,520

Denominator of net income per common shares- diluted	32,429,891	32,493,343

Net income per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.01

Note 11- Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Financial assets recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  SFAS No. 157 defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Company financial assets that are measured at fair value on a recurring basis according to the fair value levels defined by SFAS No. 157 as of March 31, 2009 and December 31, 2008.

	Financial Assets at Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$10,608	$—	$—	$10,608
Short-term investments	13	—	—	13
Long-term investments	—	—	—	—
Total cash and cash equivalents and investments	$10,621	$—	$—	$10,621

	Financial Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$9,179	$—	$—	$9,179
Short-term investments	13	—	—	13
Long-term investments	—	—	—	—
Total cash and cash equivalents and investments	$9,192	$—	$—	$9,192

There were no unrealized gains or losses included in earnings resulting from long-term investments associated with Level 3 financial assets during the three month period ended March 31, 2009.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include goodwill and intangible assets associated with the acquisition of John’s Tickets, EM, Magic and NewSpace.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.

Note 12- Segment Reporting

We operate in three reportable segments: ticketing services, event and branded merchandising, and live entertainment.

Our ticketing services are carried out by our wholly-owned subsidiary Tix4Tonight, which offers for sale discount tickets, premium tickets, and membership group sales through Tix4Members which was launched in February 2009 in association with Costco. Discounted tickets are sold byTix4Tonight, membership group discount ticket sales are sold by Tix4Members and premium tickets are offered through Tix4AnyEvent. When selling last minute discounted tickets, Tix4Tonight sells them under short-term, exclusive and non-exclusive agreements with approximately 75 Las Vegas shows and attractions, out of a total of approximately 85 Las Vegas shows and attractions running at any one time, and typically offers tickets for more than 70 shows on any given day at a discount plus a service fee. Tix4Tonight does not know the exact number of tickets for each show it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell-out its supply of tickets for individual shows. The show producers are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost. Tix4Members has launched its first co-branded membership group discount ticketing website with Costco Wholesale Corporation whose co-branded website became operational in February 2009.

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

On January 2, 2008, the Company began operating two live theatrical and concert production companies; Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). The Company has combined the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of the two companies under a single entity, we are able to leverage resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic continue to operate under their current names as a reflection of their marketplace recognition.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis. Information related to these operating segments is as follows:

Consolidating Statement of Operations (unaudited)
Three months ended March 31,

	Ticketing	Exhibit	Live	Corporate	Consolidated
	Services	Merchandising	Entertainment	Expenses	and Combined

2009
Revenue	$4,155,000	$2,789,000	$13,226,000	$-	$20,170,000
Direct operating expenses	1,534,000	1,705,000	11,687,000	-	14,926,000
Selling, general and administrative expenses	871,000	625,000	1,194,000	1,672,000	4,362,000
Depreciation and amortization	58,000	296,000	197,000	70,000	621,000
Operating income (loss)	$1,692,000	$163,000	$148,000	$(1,742,000)	$261,000

Total assets	$3,344,000	$10,509,000	$9,435,000	$5,487,000	$28,775,000

2008
Revenue	$2,995,000	$3,102,000	$17,065,000	$-	$23,162,000
Direct operating expenses	1,529,000	1,877,000	13,325,000	-	16,731,000
Selling, general and administrative expenses	599,000	838,000	2,026,000	1,373,000	4,836,000
Depreciation and amortization	50,000	786,000	187,000	100,000	1,123,000
Operating income (loss)	$817,000	$(399,000)	$1,527,000	$(1,473,000)	$472,000

Total assets	$2,527,000	$47,176,000	$13,691,000	$2,638,000	$66,032,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

“Tix” (which may be referred to as the “Company”,“we”, “us” or “our”) means Tix Corporation and its subsidiaries, or one of our segments or subsidiaries, as the context requires. You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A. — Risk Factors in both our 2008 Form 10-K and this quarterly report, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

During the first quarter of 2009, we continued to execute our strategy to improve and build our operations comprised of Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions, Inc. (TPI). The highlights for each of our segments for the first quarter of 2009 were as follows:

Tix4Tonight

•
For the three months ended March 31, 2009, Tix4Tonight sold 319,000 tickets, which represented an increase of 97,000 tickets over the prior year’s comparable three month period and reflected a 44% increase over the prior year’s ticket sales.

•
For the three months ended March 31, 2009, Tix4Tonight sold tickets with a value of $17.6 million, which represented an increase of $7.0 million over prior year’s comparable three month period, and reflected a 66% increase over the prior year’s ticket sales.

•
For the three months ended March 31, 2009, Tix4Tonight’s Tix4Dinner business sold dinner reservations with a value of $298,000, which represented an increase of $111,000 over prior year’s comparable three month period, and reflected a 65% increase over prior year’s dinner reservations revenue.

•	In February 2009, Tix4Tonight launched its website Tix4Members in conjunction with an agreement with Costco.

Exhibit Merchandising

•	Returned to profitability in the first quarter of 2009.

•	Re-negotiated a royalty agreement with exhibition producers reducing our royalty rate by 25%, which we estimate is a savings of $30,000 per month.

Live Entertainment

•
TPI’s subscription series shows are presently selling slower than anticipated; however off-setting the decline in revenues from our subscription series are stronger than anticipated sales of shows such as Walking with Dinosaurs.

•	Shows that are produced or presented by TPI such as David Copperfield, Rain, and Lord of the Dance continue to perform in line with expectations.

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

The Company’s Tix4Members.com recognizes as revenue the commissions and the related transaction fees earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. Claims for ticket refunds, which are generally received and paid the day after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. Tix4Members.com does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale.

Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip with dining at specific times on the same day as the sale or in some cases as much as 7 days after the day of the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the purchaser of the dinner reservations at the time that the reservations are made and a subsequent nominal fee from the restaurant at the time the reservation is used. At this time, the Company has immaterial amounts of accounts receivable and does not have any accounts payable associated with the Tix4Dinner operations because the Company collects the transaction fee at the time that the reservation is made and the dinner payment is collected directly by the restaurant.

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

Tix Productions, Inc. recognizes revenue from the presentation and production of an event after the performance occurs upon settlement of the event; however any profits related to these tours is recognized after minimum revenue thresholds, if any have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the tour’s season or the term of the contract. We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

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

The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  There were no indications of impairment based on management’s assessment at March 31, 2009.  At December 31, 2008, we recorded an impairment charge related to goodwill and intangible assets of $33.1 million related to our acquisition of EM.  As of March 31, 2009, we have $12.2 million of remaining goodwill and intangible assets related to our acquisitions of John’s Tickets, LLC, EM, Magic and NewSpace. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company does not expect the adoption of this statement will have a significant impact on its financial statements based on current market conditions.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company has not determined the impact of the adoption of FSP 115-2 on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company will provide the additional disclosures as required by FSP 107-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.

Consolidated Results of Operations –
Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008:

Consolidated Results of Operations - Three Months ended March 31,

			% change
			2009v
	2009	2008	2008

Revenue	$20,170,000	$23,163,000	-13%
Operating Expenses:

Direct operating expenses	14,926,000	16,731,000	-11%
Selling, general and administrative expenses	2,690,000	3,465,000	-22%
Depreciation and Amortization	621,000	1,122,000	-45%
Corporate expenses	1,672,000	1,373,000	22%

Operating Income	261,000	472,000	-45%
Operating Margin	1%	2%

Interest expense	(4,000)	(6,000)

Interest income	13,000	34,000

Other income (expense) - net	25,000	43,000

Income before income taxes	295,000	543,000

Income tax expense	-	82,000

Net Income	$295,000	$461,000

Three Months Ended March 31, 2009 and 2008:

Revenues

The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues we also offer discount dinner reservations and golf tee times. From Exhibit Merchandising, LLC “EM”, we earn revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Through our live entertainment segment, we earn revenues from the presentation and production of events, as well as sponsorship and ancillary revenues. Our revenues for the three months ended March 31, 2009 and 2008 were $20.2 million and $23.2 million, respectively. Our revenues decreased $3.0 million, or 13%, during the three months ended March 31, 2009 as compared to the same period of the prior year. The decline in revenues was primarily the result of a $313,000 decline in Merchandising revenues and a $3.9 million decline in Live Entertainment revenues, which was offset in part by a $1.2 million increase in revenues from our Ticketing Services segment. It is management’s belief that revenues from its Live Entertainment segment will be earned more evenly between the first three quarters of 2009 as compared to 2008, due to the timing of the tours of the acts that we are producing and presenting.

More detailed explanations of the three months ended March 31, 2009 and 2008 changes are included in the applicable segment discussions following.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct costs of revenues for the three months ended March 31, 2009 and 2008 were $14.9 million and $16.7 million, respectively. Our operating expenses decreased $1.8 million or 11% during the three months ended March 31, 2009 as compared to the same period of the prior year, which is consistent with the 13% decrease in revenues.

More detailed explanations of the three months ended March 31, 2009 and 2008 changes are included in the applicable segment discussions following.

Operating Segment Selling, General and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities. Our operating segment selling, marketing and administrative expenses for the three months ended March 31, 2009 and 2008 were $2.7 million and $3.5 million, respectively. Our selling, general and administrative expenses decreased $775,000 or 22%, during the three months ended March 31, 2009 as compared to the same period of the prior year due to an $832,000 and $213,000 decline in selling and general and administrative expenses in our Live Entertainment segment and Exhibit Merchandising segment, respectively.  This decline was offset in part by a $272,000 increase in selling, general and administrative expenses at our ticketing services segment.

More detailed explanations of the three months ended March 31, 2009 and 2008 changes are included in the applicable segment discussions following.

Corporate Expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses for the three months ended March 31, 2009 and 2008 were $1.7 million and $1.4 million, respectively. Corporate expenses increased $299,000 for the three months ended March 31, 2009, as compared to same period of the prior year. This increase in corporate expenses is the result of an increase in overall payroll expenses and accounting fees related to Sarbanes-Oxley consulting and compliance costs.

Depreciation and Amortization

Our depreciation and amortization was $621,000 and $1.1 million for the three months ended March 31, 2009 and 2008 respectively. The decrease of $500,000 in depreciation and amortization expense in 2009 primarily reflects a $500,000 decrease in amortization expense. The decrease in amortization expense is the result of the $7.7 million impairment of intangible assets we recorded at December 31, 2008, which reduced future amortization expense by $500,000 a quarter.

Other Income and (Expense)

Other Income and Expense was immaterial for all periods presented.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Ticketing Services:

Our Ticketing Services segment operating results were as follows:

Segment Reporting (T4T, AE)

			% Change
	Three Months Ended March 31,		2009 vs.
	2009	2008	2008

Revenue	$4,155,000	$2,995,000	39%
Operating Expenses:
Direct operating expenses	1,534,000	1,529,000	0%
Selling, general and administrative expenses	871,000	599,000	45%
Depreciation and amortization	58,000	50,000	16%

Operating income (loss)	$1,692,000	$817,000	107%

Operating margin	41%	27%	49%

Three months ended March 31, 2009 and 2008:

Revenues

Ticketing Services has three operating units:

•	Tix4Tonight, our discount ticket seller

•	AnyEvent, our premium ticket operation

•	Tix4Members, our membership group ticket sales program

The Ticketing Service segment earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offer discount dinner reservations and golf tee times. Ticketing Services revenues were $4.2 million for the three months ended March 31, 2009 as compared to $3.0 million for the three months ended March 31, 2008. Our revenues increased $1.2 million, or 39%, during the three months ended March 31, 2009 as compared to the same period of the prior year. The increase in Ticketing Service revenues is the result of a $1.4 million increase in Tix4Tonight revenues and a $104,000 increase in ancillary revenues i.e. the sale of dinner reservations and tee times, offset by a $370,000 decline in premium ticket revenues. Revenues earned through Tix4Members were not meaningful.

Tix4Tonight:

Tix4Tonight revenues for the three months ended March 31, 2009 and 2008 were $3.8 million and $2.4 million, which resulted in an increase of $1.4 million or 60% in 2009 as compared to the same period in 2008. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2009 as compared to 2008. The average selling price per ticket in 2009 was $55.10 per ticket, which represented an increase of $7.55 per ticket or 16% as compared to $47.55 per ticket in 2008. Tix4Tonight discount tickets sold increased by 97,000 tickets or 44% to 319,000 discounted show tickets for the three months ended March 31, 2009. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $17.6 million for the three months ended March 31, 2009, as compared to $10.6 million for the three months ended March 31, 2008 or a 66% increase. Lastly, during the three months ended March 31, 2009, revenues from miscellaneous sources of income including discount golf, and dinner reservations increased by $104,000, to $298,000 or 54%.

AnyEvent:

AnyEvent sells premium tickets to concerts, theatre shows and sporting events. AnyEvent’s revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events. AnyEvent revenues for the three months ended March 31, 2009 and 2008 were $59,000 and $429,000 respectively. The $370,000 decline in revenues is the result of management making the decision to change from a retail ticket seller to the public to a wholesaler of tickets, that is, our clients are national retail brokers. As a result of this change, we are assuming less risk and have been able to reduce our overhead and increase the likelihood of profitability. Management expects that AnyEvent’s revenues will be relatively stable in 2009 as compared to 2008, but expects its net income to be greater with the reduction of risk and a more measured approach in participating in the sale and distribution of premium tickets to concerts, theatre shows and sporting events.

Tix4Members:

Tix4Members.com is our internet based ticketing operations that was launched in February 2009. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members uses the internet as its customer interface, and instead of offering only deeply discounted day of show tickets, has expanded the date range of its ticket availability of discount tickets to concerts, theatre shows and sporting events. Tix4Members’ revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events. Tix4Members revenues for the three months ended March 31, 2009 were not meaningful.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct Costs of revenues were comparable at $1.5 million for the three months ended March 31, 2009 and 2008.  The direct operating expenses for the three months ended March 31, 2009 and 2008, as a percentage of revenues were 37% and 51%, respectively.  The decline in direct operating expenses as a percentage of revenues in 2009 as compared to 2008 is reflective of the fixed nature of these expenses.

Selling, General and Administrative Expenses

Marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 were $871,000 and $599,000, respectively. Our selling, marketing and general and administrative expenses increased $272,000 or 45%, during the three months ended March 31, 2009 as compared to 2008. The increase in selling, general and administrative expenses is reflective of the 39% increase in revenue activity at Tix4Tonight. Selling, marketing and administrative expenses were 21% percent of revenues during the three months ended March 31, 2009 as compared to 20% during the three months ended March 31, 2008.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended March 31, 2009 and 2008 was $58,000 and $50,000, respectively. We expect to incur a similar level of depreciation and amortization for the foreseeable future.

Exhibit Merchandising:

Our Exhibit Merchandising segment operating results were as follows:

Segment Reporting - Exhibit Merchandising

			% Change
	Three Months Ended March 31,		2009 vs.
	2009	2008	2008

Revenue	$2,789,000	$3,102,000	-10%
Operating Expenses:
Direct operating expenses	1,705,000	1,877,000	-9%
Selling, general and administrative expenses	625,000	838,000	-25%
Depreciation and amortization	296,000	786,000	-62%

Operating income (loss)	$163,000	$(399,000)	-141%

Operating margin	6%	-13%	-145%

Three Months Ended March 31, 2009 and 2008:

Revenues

EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially available and extensive custom-branded product for sale. It operates the stores in space rented in conjunction with the exhibit. During the three months ended March 31, 2009 and 2008, EM generated $2.8 million and $3.1 million in revenues, respectively. Revenue is derived from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” in October 2008 in Dallas, Texas and will continue through May 2009. ”Tutankhamun and the Golden King and the Great Pharaohs” opened in Atlanta, Georgia, in November 2008 and will close in June 2009. These shows are currently booked in other museums through July 2011 and December 2012. The 10% decline in revenues was due to a corresponding decline in visitor attendance at the exhibits in 2009 as compared to 2008.

Direct Operating Expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses for the three months ended March 31, 2009 and 2008 were $1.7 million and $1.9 million, respectively and were 61% of revenues.

Selling, Marketing and Administrative Expenses

EM’s selling, marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment’s cost of management. For the three months ended March 31, 2009 and 2008, EM’s selling, marketing and administrative expenses were $625,000 or 22% of revenues and $838,000 or 27% of revenues, respectively. The decline in selling, marketing and administrative expenses reflect the lower cost of operating domestic stores as compared to operating stores abroad.  In 2009, the exhibits for which EM provides merchandising services were all domestic shows, whereas in 2008, all of the shows were located abroad.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended March 31, 2009 and 2008 was $296,000 and $786,000, respectively, and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. The decrease in amortization expense relates to the $7.7 million impairment of intangible assets we recorded at December 31, 2008, thereby reducing the annual amortization charge by approximately $2.0 million or $500,000 quarterly. We expect the current level of depreciation and amortization to continue through 2010.

Live Entertainment:

Our Live Entertainment segment operating results were as follows:

Segment Reporting- Tix Productions

			% Change
	Three Months Ended March 31,		2009 vs.
	2009	2008	2008

Revenue	$13,226,000	$17,065,000	-22%
Operating Expenses:
Direct operating expenses	11,687,000	13,325,000	-12%
Selling, general and administrative expenses	1,194,000	2,026,000	-41%
Depreciation and amortization	197,000	187,000	5%

Operating income (loss)	$148,000	$1,527,000	-90%

Operating margin	1%	9%	-87%

Tix Productions, Inc., the Company’s Live Entertainment segment, does business under the names Magic Arts & Entertainment (Magic) and NewSpace Entertainment (NewSpace). We acquired Magic and NewSpace operations effective January 2, 2008. Both Magic and NewSpace are independent presenters and producers of live theater and concerts with a history of working together. We believe that by combining the operations of the two companies under a single entity, we have better leveraged our resources, and gained operating efficiencies.

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

Three Months Ended March 31, 2009:

Revenues

During the three months ended March 31, 2009 and 2008, revenues from our Live Entertainment operations were $13.2 million and $17.1 million, respectively. The $3.9 million decline in revenues is due to several factors including:

•
management’s decision to present or produce fewer shows in 2009 than in 2008 due to the poor economic climate and theatergoers’ desire to see shows that have a franchise. In the first quarter of 2009, we presented or produced 302 show dates as compared to 437 show dates in the first quarter of 2008. In past years, management would present shows that they believed were marginal in the belief that single ticket sales (non-subscription consumers) would allow the show to become profitable, while in 2009, we believe the economic environment does not favor this strategy. Thus we are presenting fewer shows overall.

•
in 2008, tours of live entertainment companies began earlier and later in the year to avoid the presidential campaign season (July through October) when advertising prices were at their highest. In addition, many productions that Tix was associated with toured Canada during the election cycle which, due to a strong Canadian dollar and economy, resulted in unusually strong profits. These combined actions resulted in an unusually large number of productions in the first and fourth quarters that under normal circumstances would have naturally fallen in the second or third quarters.

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

Opportunities for growth in the Live Entertainment unit revolve around our expanding ownership of intellectual content, for example 101 Dalmatians, which gives us first rights to present these shows and provides us the ability to direct ticket sales and branded merchandising to our other operating segments. In addition, we see growth opportunities to present in major marketplaces where competition has diminished due to industry consolidation such as Chicago, Detroit and Boston, and even more opportunities in smaller markets where individual promoters have gone out of business.

Direct Operating Expenses

During the three months ended March 31, 2009 and 2008, direct operating expenses were $11.7 million and $13.3 million and represented 88% and 78% of revenues, respectively. The higher direct operating cost as a percentage of revenues reflects the greater number of tickets that have been discounted in 2009 as compared to 2008, due to the poor economic climate. Expenses that would be characterized as direct operating expenses include the guarantees, profit sharing and royalties paid directly to the touring productions; direct expenses of the theater which include staffing, rent and box office charges; marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. For the three months ended March 31, 2009 and 2008, Live Entertainment’s administrative expenses were $1.2 million or 9% of revenues, and $2.0 million or 12% of revenues, respectively.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended March 31, 2009 and 2008 was $197,000 and $187,000, and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for the remainder of 2009.

Liquidity and Capital Resources:

Summary of consolidated cash flows:

	For The Three Months Ended March 31,
	2009	2008

Net cash provided by operating activities	$1,859,000	$2,583,000

Net cash used in investing activities	$(45,000)	$(3,720,000)

Net cash used in financing activities	$(390,000)	$(9,000)

Effect of exchange rate on cash	$5,000	$-
Change in cash:
Net increase (decrease)	1,429,000	(1,146,000)
Balance at beginning of period	9,192,000	7,769,000
Balance at end of period	$10,621,000	$6,623,000

At March 31, 2009, we had cash of $10.6 million and total assets of $29.0 million compared to $9.2 million and $28.8 million, respectively, at December 31, 2008. Our working capital totaled $8.9 million at March 31, 2009, compared to $8.0 million at December 31, 2008. We had no debt for the three months ended March 31, 2009 and the year ended December 31, 2008.

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

Operating Activities:

Cash flows from operations were $1.9 million for the three months ended March 31, 2009, compared to $2.6 million for the three months ended March 31, 2008. The $724,000 decrease in cash flows provided from operations was the result of a $166,000 decline in net income in 2009, and adjustments for non-cash items and changes in accounts reflecting operating activities. Significant items adjusting net income in 2009 were $621,000 in depreciation and amortization expense, $382,000 of fair value of common stock options issued for services, a $379,000 decrease in accounts receivable, $318,000 decrease in inventory, and a $332,000 decrease in prepaid expenses and other current assets, which were offset by a $616,000 decrease in accounts payable. Significant items adjusting net income in 2008 included $1.1 million in depreciation and amortization expense, $602,000 of common stock and stock options issued for services, $3.5 million increase in accounts payable, and $484 increase in deferred revenue, which were offset by increases of $3.7 million increase in accounts receivable. The remaining amounts relate to operating accounts that are reflective of the level and timing of activity that occurred during the period, e.g., accrued liabilities.

Cash Flows from Investing Activities:

During the three months ended March 31, 2009 and 2008, we used $45,000 and $3.7 million related to investing activities.

Acquisitions

Effective January 2, 2008, we acquired Magic and NewSpace. As consideration for the acquisition of Magic, the Company paid $2.0 million, net of cash acquired and issued 476,190 shares of stock that had market value of $2.3 million, which approximated the fair market value of the shares at the time of issuance. As consideration for the acquisition of NewSpace, the Company paid $1.7 million, net of cash acquired and issued 571,428 shares of stock that had market value of $2.7 million, which approximated the fair market value of the shares at the time of issuance.

Other

During the three months ended March 31, 2009 and 2008, we purchased fixed assets with a value of $45,000 and $131,000 respectively.

Cash Flows from Financing Activities:

During the three months ended March 31, 2009 and 2008, we used $390,000 and $10,000, respectively, related to financing activities. During 2009, cash used by financing activities resulted from the repurchase of 225,800 shares of our common stock with a fair value of $378,000 and $12,000 related to capital leases. During 2008, cash used by financing activities was the result of a minor amount of payments for capital leases.

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

The use of EBITDA has certain limitations. EBITDA should be considered in addition to, not as a substitute for or superior to any GAAP financial measure including net income as an indicator of management’s performance, or cash flows provided by operating activities as an indicator of the Company’s liquidity, nor should it be considered as an indicator of management’s overall performance. Management’s calculation of EBITDA may be different from the calculation of EBITDA or other similarly titled measurements used by other entertainment companies, and therefore comparability may be limited. EBITDA eliminates certain substantial recurring items from net income, such as depreciation, amortization, interest expense and income taxes. Each of these items has been incurred in the past, will continue to be incurred in the future and should be considered in the overall evaluation of the Company’s results. We compensate for these limitations by providing the relevant disclosure of depreciation and amortization, interest expense and income taxes that are excluded in the calculation of EBITDA both in the reconciliation to the GAAP financial measure of net income (loss) and in the consolidated financial statements and related footnotes, all of which should be considered when evaluating the Company’s results. Management strongly encourages readers to review our financial information in its entirety and not to rely on a single measure. A reconciliation of EBITDA to net income (loss) follows:

		Three months ended		Three months ended
		March 31, 2009		March 31, 2008

Net income (loss)		$295,000		$461,000

Interest income	$13,000		$34,000
Interest expense	(4,000)		(6,000)
Net interest income (expense)	$9,000	9,000	$28,000	28,000

Depreciation		131,000		116,000
Amortization		490,000		1,006,000
Income taxes				82,000

EBITDA		$907,000		$1,637,000

Principal Commitments:

Lease Commitments:

The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company’s wholly-owned subsidiaries, Tix4Tonight, LLC, Tix Productions, LLC and Exhibit Merchandising, lease space. Tix4Tonight leases its six ticket facilities and its administrative offices in Las Vegas, Nevada, for various periods ranging from one year to five years. Tix Production, LLC leases office space in Salt Lake City, Utah and Aurora, Ohio. Exhibit Merchandising leases warehouse and office space in Streetsboro, Ohio.

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

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at March 31, 2009, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

	Payments due by Fiscal Years Ending December 31,
	Total	2009	2010	2011	2012	2013

Employment agreements	$4,212,000	$1,572,000	$1,874,000	$679,000	$87,000	$-

Capital lease obligations	135,000	47,000	67,000	9,000	9,000	3,000

Operating lease obligations	5,541,000	1,800,000	1,788,000	1,120,000	833,000	-

Total contractual cash obligations	$9,888,000	$3,419,000	$3,729,000	$1,808,000	$929,000	$3,000

Employment Agreements:

The Company has employment agreements with its President and Chief Executive Officer, as well as several of its key officers and employees that are for varying periods of one to three years.

Retirement Plan:

The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 75% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to 100% of the first 3% withheld and 50% for the next 2% withheld. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $33,000 and $11,000 for the three months ended March 31, 2009 and 2008, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.

The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any pending or threatened legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s 2008 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Common stock repurchases made in the quarter

In the first quarter of 2009, we paid $378,000 for the purchase of 225,800 of our common shares in the open market for the recipients of our 2009 common stock grants.

				Maximum number
			Total number of	of shares that may
			shares purchased as	yet be purchased
			part of publicly	under a publicly
	Total number of	Average price	announced plan or	announced plan or
Period	shares purchased	paid per share	program	program
January 2009	91,300	$1.99	823,670	176,330
February 2009	83,600	$1.60	907,270	92,730
March 2009	50,900	$1.25	958,170	41,830

Total	225,800	1.68	958,170	41,830

There were no other issues.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

TIX CORPORATION (Registrant)

Date: May 6, 2009	By:	/s/Mitch Francis
Mitch Francis
Chief Executive Officer

Date: May 6, 2009	By:	/s/ Matthew Natalizio
Matthew Natalizio
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

10.1	Employment Agreement dated as of March 1, 2009 between Mitch Francis and the Company.(1)

31.1	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009.