Form 10-Q
period 2009-06-30
Tix CORP
filed 2009-08-10
CIK 925956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐      No ☒

Number of shares of Tix Corporation common stock, $.08 par value, issued and outstanding as of July 30, 2009: 32,428,626, exclusive of treasury shares.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, whether as a result of new information, future events or otherwise.

Tix Corporation and Subsidiaries

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash	$12,944,000	$9,192,000
Accounts receivable, including show revenues earned but not billed	1,038,000	1,104,000
Inventory, net	2,248,000	3,320,000
Prepaid expenses and other current assets	624,000	867,000
Total current assets	16,854,000	14,483,000

Property and equipment:
Office equipment and furniture	1,913,000	1,816,000
Equipment under capital lease	408,000	408,000
Leasehold improvements	365,000	364,000
Property and equipment, cost basis	2,686,000	2,588,000
Less accumulated depreciation	(1,419,000)	(1,155,000)
Total property and equipment, net	1,267,000	1,433,000

Other assets:
Intangible assets:
Goodwill	5,895,000	5,639,000
Intangibles, net	5,768,000	6,751,000
Total intangible assets	11,663,000	12,390,000
Capitalized theatrical costs	815,000	459,000
Deposits and other assets	184,000	83,000
Total other assets	12,662,000	12,932,000
Total assets	$30,783,000	$28,848,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,101,000	$4,822,000
Accrued expenses	2,559,000	1,515,000
Current portion of capital lease obligations	63,000	51,000
Deferred revenue	80,000	100,000
Income taxes payable	106,000	-
Total current liabilities	6,909,000	6,488,000

Non-current liabilities:
Capital lease obligations, less current portion	39,000	78,000
Deferred rent	52,000	85,000
Total non-current liabilities	91,000	163,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized; none issued
Common Stock, $.08 par value; 100,000,000 shares authorized; 32,437,626 shares outstanding net of 1,005,000 treasury shares, and 32,345,863 shares outstanding net of 732,370 treasury shares at June 30, 2009 and December 31, 2008 respectively	2,676,000	2,646,000
Additional paid-in capital	89,093,000	88,062,000
Cost of shares held in treasury (1,005,000 shares at June 30, 2009 and 732,370 shares at December 31, 2008 respectively)	(2,541,000)	(2,098,000)
Accumulated deficit	(65,430,000)	(66,384,000)
Accumulated other comprehensive loss	(15,000)	(29,000)
Total stockholders' equity	23,783,000	22,197,000
Total liabilities and stockholders' equity	$30,783,000	$28,848,000

See accompanying notes to condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$26,584,000	$16,864,000
Operating expenses:
Direct costs of revenues	21,410,000	12,323,000
Selling and marketing expenses	581,000	799,000
General and administrative expenses, including non-cash equity-based costs of $438,000 and $594,000 in 2009 and 2008, respectively (including $303,000 and $415,000 for officers, directors and employees in 2009 and 2008, respectively)	3,337,000	4,059,000
Depreciation and amortization	626,000	1,102,000
Total costs and expenses	25,954,000	18,283,000
Operating Income (Loss)	630,000	(1,419,000)
Other:
Other income	129,000	164,000
Interest income	9,000	11,000
Interest expense	(3,000)	(4,000)
Other income, net	135,000	171,000
Net income (loss) before income tax expense	765,000	(1,248,000)
Current income tax expense (benefit)	106,000	(82,000)
Net income (loss)	659,000	(1,166,000)
Other comprehensive income (loss)
Foreign currency translation adjustments	9,000	(44,000)
Comprehensive income (loss)	$668,000	$(1,210,000)
Net income (loss) per common share -
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)
Weighted average common shares outstanding -
Basic	32,361,325	31,805,228
Diluted	32,645,364	31,805,228

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$46,754,000	$40,027,000
Operating expenses:
Direct costs of revenues	36,336,000	29,054,000
Selling and marketing expenses	1,187,000	2,175,000
General and administrative expenses, including non-cash equity-based costs of $851,000 and $1,196,000 in 2009 and 2008, respectively (including $693,000 and $829,000 for officers, directors and employees in 2009 and 2008, respectively)	7,093,000	7,521,000
Depreciation and amortization	1,247,000	2,224,000
Total costs and expenses	45,863,000	40,974,000
Operating Income (Loss)	891,000	(947,000)
Other:
Other income	154,000	208,000
Interest income	22,000	45,000
Interest expense	(7,000)	(10,000)
Other income, net	169,000	243,000
Net income (loss) before income tax expense	1,060,000	(704,000)
Current income tax expense	106,000	-
Net income (loss)	954,000	(704,000)
Other comprehensive income (loss)
Foreign currency translation adjustments	14,000	(44,000)
Comprehensive income (loss)	$968,000	$(748,000)
Net income (loss) per common share -
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)
Weighted average common shares outstanding -
Basic	32,332,963	31,224,025
Diluted	32,592,125	31,224,025

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Loss	Equity

Balance, December 31, 2008	32,345,863	$2,646,000	$88,062,000	$(66,384,000)	$(2,098,000)	$(29,000)	$22,197,000

Issuance of common stock to consultants	29,166	3,000	47,000				50,000

Issuance of common stock to officers and employees	38,194	3,000	5,000				8,000

Issuance of common stock on exercise of warrants and options	106,557	9,000	(55,000)				(46,000)

Fair value of options issued to employees and directors			685,000				685,000

Issuance of common stock related to acquisition of Magic Arts & Entertainment	190,476	15,000	241,000				256,000

Fair value of warrants issued to outside consultants	-	-	108,000				108,000

Net Income				954,000			954,000

Foreign currency translation adjustment						14,000	14,000

Cost of Treasury Stock	(272,630)				(443,000)		(443,000)

Balance, June 30, 2009	32,437,626	$2,676,000	$89,093,000	$(65,430,000)	$(2,541,000)	$(15,000)	$23,783,000

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$954,000	$(704,000)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	264,000	237,000
Amortization of intangible assets	983,000	1,987,000
Fair valued common stock issued for services to employees	8,000	24,000
Fair valued common stock issued for services to consultants	50,000	367,000
Fair value of options issued to employees and directors	685,000	805,000
Fair value of warrants issued to consultants	108,000	-
Change in allowance of inventory	(2,000)	60,000
(Increase) decrease in:
Accounts receivable	66,000	(578,000)
Inventory	1,073,000	104,000
Prepaid expenses and other current assets	243,000	320,000
Capitalized theatrical costs, deposits and other assets	(456,000)	(461,000)
Increase (decrease) in:
Accounts payable and accrued expenses	324,000	381,000
Income taxes payable	106,000	-
Deferred revenue	(20,000)	2,000
Deferred rent	(33,000)	(74,000)
Net cash provided by operating activities	4,353,000	2,470,000

Cash flows from investing activities:
Purchases of property and equipment	(98,000)	(336,000)
Purchase of Magic Arts & Entertainment, net of cash acquired	-	(1,972,000)
Purchase of NewSpace Entertainment, net of cash acquired	-	(1,254,000)
Net cash used in investing activities	(98,000)	(3,562,000)

Cash flows from financing activities:
Cost of Treasury Stock	(443,000)	-
Payments on capital lease obligations	(28,000)	(22,000)
Net proceeds from exercise of options and warrants	(46,000)	54,000
Net cash provided by (used in) financing activities	(517,000)	32,000

Effect of exchange rate changes on cash	14,000	(36,000)

Change in Cash:
Net increase (decrease)	3,752,000	(1,096,000)
Balance at beginning of period	9,192,000	7,417,000
Balance at end of period	$12,944,000	$6,321,000

(Continued)

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Month Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$7,000	$10,000

Non-cash investing activities:
Issuance of earn-out shares of 190,476 and originally issued 476,190 shares of common stock in conjunction with the acquisition of Magic Arts & Entertainment - Florida, Inc. in 2009 and 2008 respectively.	$256,000	$2,257,000
Issuance of 571,428 shares of common stock in conjunction with the acquisition of NewSpace Entertainment, Inc.	$-	$2,595,000

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Nature of Business

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993. The Company is a diversified integrated entertainment company providing ticketing services, event merchandising and the production and promotion of live entertainment. We operate three complementary business units: Ticketing Services (Tix4Tonight) provides discount, premium and membership group sales; Exhibit Merchandising (EM) provides our exhibit and event merchandise sales and services; and Tix Productions Inc. (TPI), provides the production and promotion of live entertainment.

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

The Company’s Tix4Members.com recognizes as revenue the commissions and related transaction fees from the sale of tickets when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. Claims for ticket refunds, which are generally received and paid the week after the show date, are charged back to the respective shows and are recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed. Presently, Tix4Members.com does not have any accounts receivable associated with sales transactions to individual customers because payment is collected at the time of sale.

Tix4Dinner offers reservations for discounted dinners at various restaurants surrounding the Las Vegas strip and downtown with dining at specific times on the same day as the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time the reservations are made. At this time, the Company has minor accounts receivable and no accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time the reservation is made, and the dinner payment is collected directly by the restaurant. The restaurants pay the Company a fee for each reservation.

Tix4Golf recognizes as revenue the difference between how much it charges its customers for tee-times and how much it pays golf courses for tee-times. The revenue per tee-time, as well as the cost per tee-time, varies, depending on the desirability of the golf course, tee-time, weather, time of year and several other factors. Revenue per tee-time is significantly higher when tee-times are guaranteed or pre-bought in large quantities. Tee-times are generally sold the day before or the day of the tee-time, however, tee-times may be booked in advance. Revenue is not recognized until the day of the tee-time. The Company does not have any accounts receivable associated with this business because all transactions are paid for at the time of purchase.

Tix4AnyEvent (AnyEvent) recognizes as revenue the gross amount from the sale of tickets that it owns. AnyEvent bears the risk of economic loss if the tickets are not sold by the date the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. AnyEvent does not have any accounts receivable associated with sales transactions to retail customers because payment is collected at the time of sale. However, sales transactions to other ticket brokers may be conducted on a credit basis, which would generate accounts receivable.

Exhibit Merchandising recognizes retail store sales at the time the customer takes possession of the merchandise. Sales are recorded net of discounts and returns and exclude sales tax. Discounts are estimated based upon historical experience. For online sales, revenue is recognized free on board (“FOB”) origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility at the time of shipment, which we refer to as the date of purchase by the customer. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. Shipping and handling revenues from sales are included as a component of net sales. Conversely, shipping and handling costs are a component of direct cost of revenues. The Company does not have any accounts receivable associated with this business as transactions are done by cash or credit card.

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

Tix Productions Inc.’s (TPI) operating units Magic Arts & Entertainment and NewSpace act as both presenters and promoters of productions, as well as agent.  TPI’s revenues from live entertainment where it is acting as the producer or promoter are a function of a number of elements; revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities. In instances where the Company acts as the presenter or promoter it:

•	selects the suppliers or approves the selection of the supplier,
•	is the primary obligor with suppliers,
•	assumes credit risk,
•	directs the pricing of the tickets, and
•	purchases the advertising.

The above are indicators of ownership and would be evidence that revenues and related expenses should be recorded at gross.  As the Company is acting as the principal in the transaction, i.e., it has the risks and rewards of ownership and has recorded the related revenues and expenses at gross. In other instances where we only receive a fee and are not the principal obligors to vendors we record these revenues at net.

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

Intangible Assets and Goodwill:

The Company accounts for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. There were no indications of impairment based on management’s assessment at June 30, 2009.  At December 31, 2008, we recorded an impairment charge of $33.1 million related to the goodwill and intangible assets from our acquisition of EM.  As of June 30, 2009, we have $11.7 million of remaining goodwill and intangible assets related to our acquisitions of John’s Tickets, LLC, EM, Magic and NewSpace. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.

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

Cash Concentrations:

The Company's cash balances on deposit with banks in savings accounts in the United States (US) are guaranteed up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. At June 30, 2009, the Company’s aggregate cash in excess of the FDIC insured amount was $11.4 million. In addition, the Company had aggregate cash balances in Austria and The United Kingdom of $107,000 and $14,000, respectively, which are within these respective countries’ equivalent of the US FDIC guarantee.

Foreign Currency:

Results of foreign operations are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those operations are translated into U.S. dollars using the exchange rates at the balance sheet date. The realized and unrealized exchange losses and gains were minor in the three and six months ending June 30, 2009. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the results of operations.

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

Advertising Costs:

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. For the three and six months ended June 30, 2009 and 2008, advertising costs were $576,000 and $1.2 million, and $1.6 million and $3.8 million, respectively.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company provides the additional disclosures as required by FSP 107-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP to be launched on July 1, 2009. The codification does not change current U.S. GAAP, but is intended to simplify user access to authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all accounting literature not included in the codification will be considered nonauthoritative. The codification is effective for the Company’s financial statements issued beginning in the quarter ending September 30, 2009. The Company does not expect the adoption of the codification to have an impact on its consolidated financial statements.

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

Magic Arts and Entertainment:

Pursuant to the Merger Agreement and Plan of Merger, we paid to the two stockholders of Magic, Joseph Marsh and Lee Marshall, a total of $2.1 million in cash and issued to them a total of 476,190 restricted shares of our common stock with a market value of $2.3 million. Mr. Marsh and Mr. Marshall were the former owners of Exhibit Merchandising. Mr. Marsh, as a result of the two transactions and open market purchases owns approximately 14% of the Company and Mr. Marshall owns approximately 6% of the Company. Further, at February 28, 2009, we issued an additional 190,476 shares of our common stock with a fair market value of $256,000 to the former owners of Magic Arts and Entertainment as they achieved the pre-determined EBITDA threshold. We will be required to issue to the former Magic stockholders an additional 190,476 shares of our common stock if certain EBITDA milestones are achieved during the next twenty-four months. These milestones are based upon the results achieved by Tix Productions, Inc. (“TPI”), a wholly owned subsidiary of the Company that focuses on providing live entertainment.

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

In conjunction with the completion of the Merger, we entered into written employment agreements with Messrs. Marsh and Marshall, under which they serve as the Co-Chief Executive Officers of TPI. The term of each of the employment agreements commenced on February 29, 2008 and will expire on February 28, 2011, unless sooner terminated in accordance with the applicable provisions of the employment agreement. Under the employment agreements, Mr. Marsh is entitled to an annual salary of $100,000 and Mr. Marshall is entitled to an annual salary of $300,000 that will increase by $25,000 each year during the term of the agreement. Mr. Marshall also is eligible to receive annual bonuses based upon TPI exceeding performance milestones specified in his employment agreement.

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

If the employment of Messrs. Ballard, Boulay or Granath is terminated “without cause” (as defined in their respective employment agreements), we have agreed to continue to pay Messrs. Ballard, Boulay, Granath, or their personal representatives, as the case may be, their annual salary under his employment agreement for six months.

Note 4- Intangible Assets

The following tables summarize the original cost, the related accumulated amortization, impairment adjustment, and the net carrying amounts for the Company’s intangible assets at June 30, 2009.

	Estimated Useful	Original	Accumulated	Impairment	Other	Net Carrying
	Lives	Cost	Amortization	Adjustment	Adjustment	Amount
Marketing Based	3-6 years	$12,277,000	$(3,168,000)	$(6,852,000)	$-	$2,257,000
Contract commitments	3-7 years	6,794,000	(2,734,000)	(835,000)	-	3,225,000
Customer relationships	3 years	612,000	(474,000)	-	-	138,000
Technology Based	3 years	111,000	(82,000)	-	-	29,000
Intellectual property (e.g. domain names)	5 years	130,000	(11,000)	-	-	119,000
Goodwill	indefinite	31,084,000	-	(25,445,000)	256,000	5,895,000
Total		$51,008,000	$(6,469,000)	$(33,132,000)	$256,000	$11,663,000

Ticketing Services
	Assigned	Accumulated		Carrying
	Value	Amortization	Adjustment	Amount
Marketing Based	$75,000	$(57,000)	$-	$18,000
Contract commitments	124,000	(46,000)	-	78,000
Customer relationships	612,000	(474,000)	-	138,000
Technology Based	100,000	(76,000)	-	24,000
Intellectual property (e.g. domain names)	130,000	(11,000)	-	119,000
Total	$1,041,000	$(664,000)	$-	$377,000

Merchandising
	Assigned	Accumulated		Carrying
	Value	Amortization	Adjustment	Amount
Marketing Based	$12,202,000	$(3,111,000)	$(6,852,000)	$2,239,000
Contract commitments	2,657,000	(1,421,000)	(835,000)	401,000
Goodwill	27,115,000		(25,445,000)	1,670,000
Total	$41,974,000	$(4,532,000)	$(33,132,000)	$4,310,000

Live Entertainment
	Assigned	Accumulated		Carrying
	Value	Amortization	Adjustment	Amount
Contract commitments	4,013,000	(1,267,000)	-	2,746,000
Technology Based	11,000	(6,000)	-	5,000
Goodwill	3,969,000		256,000	4,225,000
Total	$7,993,000	$(1,273,000)	$256,000	$6,976,000

The 2009 adjustment to goodwill was the result of the issuance of 190,000 shares of common stock with a fair market value on the date of issuance of $256,000 to the former shareholders of Magic pursuant to an earn-out provision of the Magic Arts and Entertainment merger agreement.

Total amortization expense related to intangible assets for the three months ending June 30, 2009 and 2008 were $493,000 and $981,000, respectively. Total amortization expense related to intangible assets for the six months ending June 30, 2009 and 2008 were $983,000 and $1,987,000, respectively. The decline in amortization costs is primarily due to the $7.7 million impairment charge associated with EM which was recorded at December 31, 2008, and will result in an annual decrease of $2.0 million of amortization expense over the next four years.  Total estimated amortization expense with respect to intangible assets for the remainder of 2009 through 2013 is as follows:

Years Ending December 31,
2009	$(983,000)
2010	(1,596,000)
2011	(1,326,000)
2012	(1,326,000)
2013	(403,000)
Beyond 2013	(134,000)
Total	$(5,768,000)

Note 5- Obligations under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging from $216 to $1,767 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At June 30, 2009, monthly payments under these leases aggregated $5,600. The leases expire at various dates through 2013.

At June 30, 2009 and 2008, property and equipment for each period included assets under capital leases of $408,000, net of accumulated amortization of $297,000 and $257,000, respectively.

Minimum future payments under capital lease obligations for the remainder of 2009, and thereafter are as follows:

Years Ending December 31,
2009	30,000
2010	67,000
2011	9,000
2012	8,000
2013	3,000
Total payments	117,000
Less: amount representing interest	(15,000)
Present value of minimum lease payments	102,000
Less: current portion	(63,000)
Non-current portion	$39,000

Note 6- Related Party Transactions

During 2009 and 2008, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation that provides tax advisory and preparation services to the Company. For the three and six months ended June 30, 2009, we paid Mr. Frankel or his firm $12,000 and $20,000, respectively for tax preparation and advisory services. No expenses were incurred for the three and six months ended June 30, 2008.

Mr. Joseph Marsh, a greater than 10% shareholder of Tix, was a principal in Magic Arts and Entertainment - Florida, Inc., a company Tix acquired on January 2, 2008.  For more details regarding the purchase of Magic, see Note 3. - Acquisitions.

Note 7- Stockholders’ equity

During the six months ended June 30, 2009, the Company issued: 29,000 shares of common stock to consultants with a fair market value of $50,000 on the date of issuance, and 38,000 shares of common stock to officers and employees with a fair market value of $8,000 on the date of issuance. Additionally, the Company issued 107,000 shares of common stock, net of 43,000 shares withheld related to income taxes as a result of an employee option exercise. The company issued 190,000 shares of common stock with a fair market value on the date of issuance of $256,000 pursuant to an earn-out provision of the Magic Arts and Entertainment merger agreement.

In the third quarter of 2008, the Company’s board of directors authorized a share repurchase program.  As of June 30, 2009, the Company repurchased 1,000,000 shares for $2,532,000. The shares were repurchased at prices that range from $1.20 per share to $4.13 per share.

In the second quarter of 2009, the Company’s board of directors authorized an additional share repurchase program (“the 2009 Repurchase Program”) as the 1,000,000 shares authorized to be repurchased under the program authorized in the third quarter of 2008 had been purchased. Under the 2009 Repurchase Program, the Company had repurchased 5,000 shares for $9,600, as of June 30, 2009. Through July 20, 2009, the Company has repurchased 14,000 shares for $29,000. The shares were repurchased at prices that range from $1.91 per share to $2.18 per share.

Note 8- Stock-Based Compensation Plans

Summary of Stock Options:

The Company has various stock-based compensation plans. The intrinsic value of outstanding stock options at June 30, 2009 was $296,000, as compared to $927,000 at June 30, 2008. The intrinsic value of exercisable stock options at June 30, 2009 was $296,000, as compared to $683,000 at June 30, 2008. A summary of the combined stock options for the six months ended June 30, 2009 is as follows:

		Weighted
	Number	average
	of	exercise
	options	price

Balance outstanding, December 31, 2008	1,263,000	$5.41

Options granted	250,000	1.27
Options exercised	(150,000)	0.15
Options expired or forfeited	(128,000)	4.20

Balance outstanding, June 30, 2009	1,235,000	$5.33

Balance exercisable, June 30, 2009	585,000	$4.93

Information relating to outstanding stock options at June 30, 2009, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$6.00 - $7.20	815,000	7.31	$7.01	315,000	$7.02
$4.00 - $5.99	20,000	2.71	$4.30	20,000	$4.30
$2.00 - $3.99	150,000	3.78	$3.07	150,000	$3.07
$0.22 - $1.99	250,000	7.75	$1.27	100,000	$1.25

	1,235,000	6.89	$5.33	585,000	$4.93

Tix Corporation recorded compensation expense pursuant to FAS 123(R) for the six months ended June 30, 2009 and 2008 of $685,000 and $805,000, respectively. As of June 30, 2009, the Company has outstanding unvested options with future compensation costs of $1.7 million, which will be recorded as compensation expense as the options vest over their remaining average life of 6.89 years.

The assumptions used in calculating the fair value of the options granted during 2009, using the Black Scholes option-pricing model were as follows:

2009
Risk free rate of return	1.36%
Option lives in years	3
Annual volatility of stock price	100.6%
Dividend yield	0%

In conjunction with a consulting agreement in 2009, the Company issued 150,000 warrants, of which 75,000 vested immediately. The remaining 75,000 vest over six months, which is the term of the consulting agreement. As the consulting agreement can be terminated at any time and the consulting arrangement does not contain any performance measurements or sufficiently large disincentives for non-performance, the related consulting expense on these 75,000 warrants is recognized over the life of the contract. In the six months ended June 30, 2009, we recorded an expense of $90,000 related to this consulting agreement. In conjunction with a consulting agreement in 2008, the Company issued 150,000 warrants, of which 50,000 vested immediately. The remaining 100,000 warrants vested over six months, which is the term of the consulting agreement. As the consulting agreement could have been terminated at any time and the consulting arrangement does not contain any performance measurements or sufficiently large disincentives for non-performance, the related consulting expense on these 100,000 warrants was recognized over the life of the contract. In the six months ended June 30, 2009, the remaining 33,000 warrants vested, and we recorded an expense of $18,000.

A summary of warrant activity for the six months ended June 30, 2009 is as follows:

		Weighted
	Number	average
	of	exercise
	warrants	price

Balance outstanding, December 31, 2008	2,672,007	$5.11

Warrants granted	150,000	1.14
Warrants exercised	-	-
Warrants expired	-	-

Balance outstanding, June 30, 2009	2,822,007	$4.90

The intrinsic value of outstanding warrants at June 30, 2009 was $491,000, as compared to $846,000 at June 30, 2008. Information relating to outstanding warrants at June 30, 2009, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$2.00 - $5.50	2,522,007	0.34	$5.38	2,522,007	$5.38
$0.36 - $1.99	300,000	2.62	$0.82	255,000	$0.76

	2,822,007	0.58	$4.90	2,777,007	$4.96

Note 9- Income Taxes

At June 30, 2009, the Company had Federal net operating loss carryforwards of approximately $27.1 million that begin expiring in 2009 in varying amounts through 2028. The Company also had California state net operating loss carryforwards of approximately $700,000. In October, 2008 California temporarily suspended use of net operating losses for 2008 and 2009, and the California state net operating losses expire beginning in 2015 in varying amounts through 2018.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s net operating loss carryforwards are limited to $6.7 million per year as a result of cumulative changes in stock ownership. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profits, as such, the Company recorded a 100% valuation allowance against its net deferred tax assets as of June 30, 2009 and 2008.

The provision for income taxes was $106,000 for the three and six months ended June 30, 2009 compared with a benefit of $82,000 and no provision for the three and six months ended June 30, 2008. The provision for income taxes for the three and six months ended June 30, 2009 and 2008 was determined using our effective rate estimated for the entire fiscal year.

In addition, during 2009, we utilized certain federal net operating loss (“NOL”) carryforwards. We have provided valuation allowances related to the benefits from income taxes resulting from the application of a statutory tax rate to our NOL’s generated in previous periods. The allowances were established and maintained as a result of our history of losses from operations.

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

The following table sets forth the computation of basic and diluted income per common share:

	Six Months Ended June 30,
	2009	2008

Net income (loss)	$954,000	$(704,000)

Weighted average common shares- basic	32,332,963	31,224,025

Dilutive effect of employee incentive plans	139,055	-
Dilutive effect of warrants issued to consultants	120,107	-
Weighted average shares- diluted	32,592,125	31,224,025

Net income per common share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive.

	Three Months Ended June 30,
	2009	2008

Net income (loss)	$659,000	$(1,166,000)

Weighted average common shares- basic	32,361,325	31,805,228

Dilutive effect of employee incentive plans	145,526	-
Dilutive effect of warrants issued to consultants	138,513	-
Weighted average shares- diluted	32,645,364	31,805,228

Net income per common share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Company financial assets that are measured at fair value on a recurring basis according to the fair value levels defined by SFAS No. 157 as of June 30, 2009 and December 31, 2008.

	Financial Assets at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$12,931	$—	$—	$12,931
Short-term investments	13	—	—	13
Long-term investments	—	—	—	—
Total cash and cash equivalents and investments	$12,944	$—	$—	$12,944

	Financial Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$9,179	$—	$—	$9,179
Short-term investments	13	—	—	13
Long-term investments	—	—	—	—
Total cash and cash equivalents and investments	$9,192	$—	$—	$9,192

There were no unrealized gains or losses included in earnings resulting from long-term investments associated with Level 3 financial assets during the six month period ended June 30, 2009.

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

Ticketing Services

Our ticketing business is operated by our wholly owned subsidiary Tix4Tonight. Ticketing Services offers three distinct services: discount ticketing, membership group sales, and premium event ticketing.

Discount Ticketing – Tix4Tonight, Las Vegas

When selling discounted tickets, Tix4Tonight generally sells them from six leased locations in Las Vegas under short-term, exclusive and non-exclusive agreements with approximately 80 Las Vegas shows, out of a total of approximately 100 shows running at any one time. Tix4Tonight typically offers tickets for more than 70 shows on any given day at a discount plus a service fee. Tix4Tonight receives inventory for sale the same day directly from the show producer, artist or theater. This is a reflection of the Las Vegas market and its last minute purchasing pattern. Tix4Tonight does not know the exact number of tickets for each show it will be able to offer for sale until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell out its supply of tickets for individual shows. The producers of the shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of ticket cost, that is, commissions and fees on tickets sold.

Our opportunities to grow the Las Vegas operations are focused on growing our inventory by reaching agreements with additional shows, increasing the number of our storefront sales locations and working to further monetize the relationships we have with customers by offering additional, complementary products and services. Toward these ends, Tix4Tonight also offers discounted dining reservation tickets to approximately 30 Las Vegas area restaurants and discounted golf tee times to certain Las Vegas golf courses.

Membership Group Sales – Tix4Members.com

Tix Corporation launched its internet based Tix4Members.com in association with Costco. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members.com uses the internet as its customer interface, and has expanded the date range of ticket availability instead of offering only day of show tickets.

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

Management expects that EM’s growth will be from merchandising opportunities derived from shows produced or presented by our Live Entertainment segment, such as 101 Dalmatians, Jesus Christ Superstar and Mannheim Steamroller, or by adding additional exhibits and events that we currently do not represent.

Live Entertainment

In January 2008, the Company acquired two live theatrical and concert production companies: Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). Both Magic and NewSpace are independent presenters of live theater and concerts with a history of working together. The Company merged the two entertainment companies into its wholly-owned subsidiary Tix Productions, Inc. We believe that by combining the operations of the two companies into a single entity, we are able to leverage our resources, gain operating efficiencies and more fully utilize the combined network of producers and promoters. NewSpace and Magic continue to do business under their former names as a reflection of the marketplace’s recognition of these entities.

As a live entertainment presenter, we book touring theatrical and concert presentations with a history of successful commercial appeal and participate in the development and roll out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London. We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eleven US cities, our Salt Lake City based group sales team, and standard marketing tools including print, radio, television, outdoor and internet marketing tools. In addition, we invest in shows or productions in advance of their initial tour to obtain favorable touring and distribution rights.

Our Live Entertainment operation focuses on two major areas: production and presentation. As producers, we invest in the creation of original entertainment properties, which are then sold to third party presenters generating upfront guaranteed income, revenue sharing opportunities, and additional opportunities for sponsorship and other ancillary revenue streams. Examples of this are tours of Mannheim Steamroller Christmas, Jesus Christ Superstar and our upcoming theatrical production of 101 Dalmatians.

As presenters, we generally contract for entertainment properties from producers to present in markets in the US and Canada. We have worked in most major North American cities and can negotiate terms that are unavailable to presenters in individual markets. In eleven markets, we have substantial subscriber-based operations operating as “Broadway in (city name)” series which greatly reduces the risk associated with individual presentations and provides additional opportunities to generate sponsorship and other ancillary revenue streams. These markets are Salt Lake City, Eugene, Kalamazoo, Akron, Albuquerque, Colorado Springs, Detroit, Fresno, Boise, Birmingham, and Milwaukee. In Canada, we have a presenting relationship that operates under the name Canada Theatricals Live which is now the second largest presenter of theater-based events in Canada.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis. Information related to these operating segments is as follows:

Consolidating Statement of Operations (unaudited)
Six months ended June 30,

	Ticketing	Exhibit	Live	Corporate	Consolidated
	Services	Merchandising	Entertainment	Expenses	and Combined

2009
Revenue	$8,825,000	$5,110,000	$32,819,000	$-	$46,754,000
Direct operating expenses	3,263,000	3,103,000	29,970,000	-	36,336,000
Selling, general and administrative expenses	1,775,000	1,267,000	2,334,000	2,904,000	8,280,000
Depreciation and amortization	119,000	593,000	395,000	140,000	1,247,000
Operating income (loss)	$3,668,000	$147,000	$120,000	$(3,044,000)	$891,000

Current assets	$3,086,000	$5,439,000	$3,407,000	$4,922,000	$16,854,000
Fixed assets	512,000	582,000	97,000	76,000	1,267,000
Intangible assets and goodwill	119,000	4,310,000	6,976,000	258,000	11,663,000
Other non-current assets	191,000	13,000	789,000	6,000	999,000
Total assets	$3,908,000	$10,344,000	$11,269,000	$5,262,000	30,783,000

2008
Revenue	$6,363,000	$6,082,000	$27,582,000	$-	$40,027,000
Direct operating expenses	2,810,000	3,681,000	22,563,000	-	29,054,000
Selling, general and administrative expenses	1,213,000	2,046,000	3,536,000	2,901,000	9,696,000
Depreciation and amortization	101,000	1,580,000	374,000	169,000	2,224,000
Operating income (loss)	$2,239,000	$(1,225,000)	$1,109,000	$(3,070,000)	$(947,000)

Current assets	$2,064,000	$5,829,000	$2,903,000	$1,219,000	$12,015,000
Fixed assets	643,000	825,000	72,000	29,000	1,569,000
Intangible assets and goodwill	130,000	39,362,000	7,626,000	527,000	47,645,000
Other non-current assets	45,000	24,000	459,000	6,000	534,000
Total assets	$2,882,000	$46,040,000	$11,060,000	$1,781,000	$61,763,000

Consolidating Statement of Operations (unaudited)
Three months ended June 30,

	Ticketing	Exhibit	Live	Corporate	Consolidated
	Services	Merchandising	Entertainment	Expenses	and Combined

2009
Revenue	$4,670,000	$2,321,000	$19,593,000	$-	$26,584,000
Direct operating expenses	1,729,000	1,398,000	18,283,000	-	21,410,000
Selling, general and administrative expenses	904,000	642,000	1,140,000	1,232,000	3,918,000
Depreciation and amortization	61,000	297,000	198,000	70,000	626,000
Operating income (loss)	$1,976,000	$(16,000)	$(28,000)	$(1,302,000)	$630,000

2008
Revenue	$3,368,000	$2,979,000	$10,517,000	$-	$16,864,000
Direct operating expenses	1,281,000	1,804,000	9,238,000	-	12,323,000
Selling, general and administrative expenses	613,000	1,207,000	1,510,000	1,528,000	4,858,000
Depreciation and amortization	52,000	794,000	187,000	69,000	1,102,000
Operating income (loss)	$1,422,000	$(826,000)	$(418,000)	$(1,597,000)	$(1,419,000)

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

Executive Overview

During the second quarter of 2009, we continued to execute our strategy to improve and build our operations comprised of Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions, Inc. (TPI). The highlights for each of our segments for the six months ended June 30, 2009 were as follows:

Tix4Tonight

•
For the three and six months ended June 30, 2009, Tix4Tonight sold 341,000 tickets and 659,000 tickets, respectively. These ticket sales represented an increase of 88,000 and 184,000 tickets over the prior year’s comparable three and six month periods and reflected a 35% and 39% increase over the prior year’s ticket sales.

•
For the three and six months ended June 30, 2009, Tix4Tonight sold tickets with a value of $19.5 million and $37.1 million, respectively. The value of the tickets sold represented an increase of $6.7 million and $13.8 million over prior year’s comparable three and six month periods, and reflected a 53% and 59% increase over the prior year’s ticket sales.

•
For the three and six months ended June 30, 2009, Tix4Tonight’s Tix4Dinner business sold dinner reservations with a value of $321,000 and $603,000, respectively. These reservation sales represented an increase of $101,000 and $212,000 over prior year’s comparable three and six month periods, and reflected a 46% and 54% increase over prior year’s dinner reservations revenue.

•	In February 2009, Tix4Tonight launched its website Tix4Members in conjunction with an agreement with Costco. To date, the revenues have not been meaningful.

Exhibit Merchandising

•	Returned to profitability in the first quarter of 2009 and was profitable for the six months ended June 30, 2009.

•	Negotiated a royalty agreement with exhibition producers reducing our royalty rate by 25%, which we estimate is a savings of $30,000 per month.

Live Entertainment

•
TPI’s subscription series shows are presently selling slower than anticipated; however offsetting the decline in revenues from our subscription series are stronger than anticipated sales of shows such as Walking with Dinosaurs.

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

Tix4AnyEvent (AnyEvent) recognizes as revenue the gross amount from the sale of tickets that it owns. AnyEvent bears the risk of economic loss if the tickets are not sold by the date that the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. AnyEvent does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale. However, sales transactions with other ticket brokers may be conducted on a credit basis, which would generate accounts receivable.

Exhibit Merchandising recognizes retail store sales at the time the customer takes possession of the merchandise. All sales are net of discounts and returns and exclude sales tax. For online sales, revenue is recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility at the time of shipment, which we refer to as the date of purchase by the customer. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. Shipping and handling revenues from sales are included as a component of net sales. Conversely, shipping and handling costs are a component of direct costs of revenues, pursuant to EITF 00-10. The Company does not have any accounts receivable associated with this business because all transactions are done by cash or credit card.

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

Intangible Assets and Goodwill:

The Company accounts for intangibles and goodwill in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit.

The Company evaluates intangible assets and goodwill for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  There were no indications of impairment based on management’s assessment at June 30, 2009.  At December 31, 2008, we recorded an impairment charge of $33.1 million related to goodwill and intangible assets acquired from our acquisition of EM.  As of June 30, 2009, we have $11.7 million of remaining goodwill and intangible assets related to our acquisitions of John’s Tickets, LLC, EM, Magic and NewSpace. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company has provided the additional disclosures as required by FSP 107-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The codification does not change current U.S. GAAP, but is intended to simplify user access to authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all accounting literature not included in the codification will be considered nonauthoritative. The codification is effective for the Company’s financial statements issued beginning in the quarter ending September 30, 2009. The Company does not expect the adoption of the codification to have an impact on its consolidated financial statements.

Consolidated Results of Operations –
Three and Six Months Ended June 30, 2009 compared to the Three and Six Months Ended June 30, 2008:

Consolidated Results of Operations - Three and Six Months ended June 30,

			% change			% change
	Three Months Ended June 30,		2009 v	Six Months Ended June 30,		2009 v
	2009	2008	2008	2009	2008	2008

Revenue	$26,584,000	$16,864,000	58%	$46,754,000	$40,027,000	17%

Operating Expenses:
Direct operating expenses	21,410,000	12,323,000	74%	36,336,000	29,054,000	25%
Selling, general and administrative expenses	2,686,000	3,330,000	-19%	5,376,000	6,795,000	-21%
Depreciation and Amortization	626,000	1,102,000	-43%	1,247,000	2,224,000	-44%
Corporate expenses	1,232,000	1,528,000	-19%	2,904,000	2,901,000	0%

Operating Income (Loss)	630,000	(1,419,000)	144%	891,000	(947,000)	194%
Operating Margin	2%	-8%		2%	-2%
Interest expense	(3,000)	(4,000)		(7,000)	(10,000)
Interest income	9,000	11,000		22,000	45,000
Other income (expense) - net	129,000	164,000		154,000	208,000
Income (loss) before income taxes	765,000	(1,248,000)		1,060,000	(704,000)

Income tax expense (benefit)	106,000	(82,000)		106,000	-

Net income (loss)	$659,000	$(1,166,000)		$954,000	$(704,000)

Three Months Ended June 30, 2009 and 2008:

Revenues

The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues we also offer discount dinner reservations and golf tee times. From Exhibit Merchandising, LLC “EM”, we earn revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Through our live entertainment segment, we earn revenues from the presentation and production of events, as well as sponsorship and ancillary revenues. Our revenues for the three months ended June 30, 2009 and 2008 were $26.6 million and $16.9 million, respectively. Our revenues increased $9.7 million, or 58%, during the three months ended June 30, 2009 as compared to the same period of the prior year. The increase in revenues was primarily the result of a $9.1 million increase in Live Entertainment revenues and a $1.3 million increase in Ticketing Services revenues, which was offset in part by a $658,000 million decline in revenues from our Merchandising segment.

More detailed explanations of the three months ended June 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct costs of revenues for the three months ended June 30, 2009 and 2008 were $21.4 million and $12.3 million, respectively. Our operating expenses increased $9.1 million or 74% during the three months ended June 30, 2009 as compared to the same period of the prior year. The increase in direct operating expenses is reflective of the higher overall revenues earned in Live Entertainment and its higher direct cost of goods and services than our other operations.

More detailed explanations of the three months ended June 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Operating Segment Selling, General and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities. Our operating segment selling, marketing and administrative expenses for the three months ended June 30, 2009 and 2008 were $2.7 million and $3.3 million, respectively. Our selling, general and administrative expenses decreased $644,000 or 19% during the three months ended June 30, 2009 as compared to the same period of the prior year due to a $370,000 and $565,000 decline in selling and general and administrative expenses in our Live Entertainment segment and Exhibit Merchandising segment, respectively.  This decline was offset in part by a $291,000 increase in selling, general and administrative expenses at our Ticketing Services segment.

More detailed explanations of the three months ended June 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Corporate Expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses for the three months ended June 30, 2009 and 2008 were $1.2 million and $1.5 million, respectively. Corporate expenses decreased $296,000 for the three months ended June 30, 2009, as compared to same period of the prior year. This decrease in corporate expenses is the result of a decrease in employee costs associated with stock option expense and, lower local tax expense and regulatory costs, which were offset in part by $110,000 higher board of director expenses primarily associated with stock option grants.

Depreciation and Amortization

Our depreciation and amortization was $626,000 and $1.1 million for the three months ended June 30, 2009 and 2008 respectively. The decrease of $476,000 in depreciation and amortization expense in 2009 primarily is the result of the $7.7 million impairment of intangible assets we recorded at December 31, 2008, which reduced future amortization expense by $500,000 a quarter.

Other Income and (Expense)

Other Income and Expense was $129,000 for the three months ended June 30, 2009, and was the result of miscellaneous box office revenues, such as patron club income and season handling fees, earned by our Live Entertainment segment Tix Productions.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Income Tax Expense

The provision for income taxes was $106,000 for the three months ended June 30, 2009 compared with a benefit of $82,000 for the three months ended June 30, 2008. The provision for income taxes for the three months ended June 30, 2009 and 2008 were determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods, as a result of our history of losses from operations.

Six Months Ended June 30, 2009 and 2008:

Revenues

Our revenues for the six months ended June 30, 2009 and 2008 were $46.7 million and $40 million, respectively. Our revenues increased $6.7 million, or 17%, during the six months ended June 30, 2009 as compared to the same period of the prior year. The increase in revenues was primarily the result of a $5.2 million increase in Live Entertainment revenues and a $2.5 million increase in Ticketing Services revenues, which was offset in part by a $1.0 million decline in revenues from our Merchandising segment.

More detailed explanations of the six months ended June 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct costs of revenues were $36.3 million for the six months ended June 30, 2009 as compared to $29.1 million for the six months ended June 30, 2008. Our operating expenses increased $7.2 million or 25% during the six months ended June 30, 2009 as compared to the same period of the prior year. The increase in direct operating expenses is reflective of the 17% higher overall revenues earned and the 19% higher revenues earned in our Live Entertainment segment, which has higher direct cost of goods and services than our other operating segments.

More detailed explanations of the six months ended June 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Operating Segment Selling, General and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities. Our operating segment selling, marketing and administrative expenses were $5.4 million and $6.8 million for the six months ended June 30, 2009 and 2008, respectively. Our selling, general and administrative expenses decreased $1.4 million or 21% during the six months ended June 30, 2009 as compared to the same period of the prior year due to a $1.2 million and $779,000 decline in selling and general and administrative expenses in our Live Entertainment segment and Merchandising segment, respectively.  This decline was offset in part by a $562,000 increase in selling, general and administrative expenses at our Ticketing Services segment.

More detailed explanations of the six months ended June 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Corporate Expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses for the six months ended June 30, 2009 and 2008 were $2.9 million. No single expense category resulted in an expense savings or increase that was individually significant.

Depreciation and Amortization

Our depreciation and amortization was $1.2 million and $2.2 million for the six months ended June 30, 2009 and 2008 respectively. The decrease of $1 million in depreciation and amortization expense in 2009 primarily reflects a $1 million decrease in amortization expense. The decrease in amortization expense is the result of the $7.7 million impairment of intangible assets we recorded at December 31, 2008, which reduced future amortization expense by $500,000 a quarter.

Other Income and (Expense)

Other Income and Expense was $154,000 for the six months ended June 30, 2009, and was the result of miscellaneous box office revenues, such as patron club income and season handling fees, earned by our Live Entertainment segment Tix Productions.

Interest Income

Interest income was immaterial for all periods presented.

Income Tax Expense

The provision for income taxes was $106,000 for the six months ended June 30, 2009 compared with no provision for the six months ended June 30, 2008. The provision for income taxes for the six months ended June 30, 2009 and 2008 were determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods, as a result of our history of losses from operations.

Ticketing Services:

Our Ticketing Services segment operating results were as follows:

Segment Reporting – Ticketing Services

			% Change			% Change
	Three Months Ended June 30,		2009 vs.	Six Months Ended June 30,		2009 vs.
	2009	2008	2008	2009	2008	2008

Revenue	$4,670,000	$3,368,000	39%	$8,825,000	$6,363,000	39%
Operating Expenses:
Direct operating expenses	1,729,000	1,281,000	35%	3,263,000	2,810,000	16%
Selling, general and administrative expenses	904,000	613,000	47%	1,775,000	1,213,000	46%
Depreciation and amortization	61,000	52,000	17%	119,000	101,000	18%

Operating income (loss)	$1,976,000	$1,422,000	39%	$3,668,000	$2,239,000	64%

Operating margin	42%	42%	0%	42%	35%	18%

Three months ended June 30, 2009 and 2008:

Revenues

Ticketing Services has three operating units:

•           Tix4Tonight, our discount ticket seller

•           Tix4AnyEvent (AnyEvent or AE), our premium ticket operation

•           Tix4Members, our membership group ticket sales program

The Ticketing Services segment earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offer discount dinner reservations and golf tee times. Ticketing Services revenues were $4.7 million for the three months ended June 30, 2009 as compared to $3.4 million for the three months ended June 30, 2008. Our revenues increased $1.3 million, or 39%, during the three months ended June 30, 2009 as compared to the same period of the prior year. The increase in Ticketing Service revenues is the result of a $1.3 million increase in Tix4Tonight revenues and a $93,000 increase in ancillary revenues i.e. the sale of dinner reservations and tee times, offset by a $121,000 decline in premium ticket revenues. Revenues earned through Tix4Members were not meaningful.

Tix4Tonight:

Tix4Tonight revenues for the three months ended June 30, 2009 and 2008 were $4.5 million and $3.1 million, which is an increase of $1.4 million or 47% in 2009 as compared to the same period in 2008. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2009 as compared to 2008. The average selling price per ticket in 2009 was $57.38 per ticket, which represented an increase of $6.69 per ticket or 13% as compared to $50.69 per ticket in 2008. Tix4Tonight discount tickets sold increased by 88,000 tickets or 35% to 341,000 discounted show tickets for the three months ended June 30, 2009. The gross sales value of show tickets sold to customers plus commissions and fees earned were $19.5 million for the three months ended June 30, 2009, as compared to $12.8 million for the three months ended June 30, 2008, or a 53% increase. Lastly, during the three months ended June 30, 2009, revenues from miscellaneous sources of income including discount golf, and dinner reservations increased by $93,000, to $334,000 or 39%.

AnyEvent:

AnyEvent sells premium tickets to concerts, theatre shows and sporting events. AnyEvent’s revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events. AnyEvent revenues for the three months ended June 30, 2009 and 2008 were $196,000 and $317,000 respectively. The $121,000 decline in revenues is the result of management making the decision to change from a retail ticket seller to the public to a wholesaler of tickets, that is, our clients are national retail brokers. As a result of this change, we are assuming less risk and have been able to reduce our overhead and increase the likelihood of profitability. Management expects that AnyEvent’s revenues will be relatively stable in 2009 as compared to 2008, but expects its net income to be greater with the reduction of risk and a more measured approach in participating in the sale and distribution of premium tickets to concerts, theatre shows and sporting events.

Tix4Members:

Tix4Members.com is our internet based ticketing operation that was launched in February 2009 in conjunction with Costco Wholesale Corporation (Costco). Tix4Members sells discount tickets to concerts, live theater and sporting events to membership group members through co-branded websites. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members uses the internet as its customer interface, and instead of offering only discounted day of show tickets, it has expanded the date range of its ticket availability of discount tickets to concerts, theatre shows and sporting events. Tix4Members’ revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events. Tix4Members revenues for the three months ended June 30, 2009 were not meaningful.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct costs of revenues for the three months ended June 30, 2009 and 2008 were $1.7 million and $1.3 million, respectively, which represented an increase in direct operating expenses of $448,000 or 35%, which is reflective of a 39% increase in revenues.  The direct operating expenses for the three months ended June 30, 2009 and 2008, as a percentage of revenues were comparable at 37% and 38%, respectively.

Selling, General and Administrative Expenses

Marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 were $904,000 and $613,000, respectively. Our selling, marketing and general and administrative expenses increased $291,000 or 47%, during the three months ended June 30, 2009 as compared to 2008. Selling, marketing and administrative expenses were comparable at 19% percent of revenues during the three months ended June 30, 2009 as compared to 18% during the three months ended June 30, 2008.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended June 30, 2009 and 2008 were $61,000 and $52,000, respectively. We expect to incur a similar level of depreciation and amortization for the foreseeable future.

Six months ended June 30, 2009 and 2008:

Revenues

Ticketing Services revenues were $8.8 million and $6.4 million for the six months ended June 30, 2009 and 2008, respectively. Our revenues increased $2.4 million, or 39%, during the six months ended June 30, 2009 as compared to the same period of the prior year. The increase in Ticketing Service revenues is the result of a $2.7 million increase in Tix4Tonight revenues and a $197,000 increase in ancillary revenues i.e. the sale of dinner reservations and tee times, offset by a $491,000 decline in premium ticket revenues. Revenues earned through Tix4Members were not meaningful.

Tix4Tonight:

Tix4Tonight revenues for the six months ended June 30, 2009 and 2008 were $7.9 million and $5.2 million, which is an increase of $2.7 million or 53% in 2009 as compared to the same period in 2008. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2009 as compared to 2008. The average selling price per ticket in 2009 was $56.35 per ticket, which represented an increase of $7.13 per ticket or 14% as compared to $49.22 per ticket in 2008. Tix4Tonight discount tickets sold increased by 184,000 tickets or 39% to 659,000 discounted show tickets for the six months ended June 30, 2009. The gross sales value of show tickets sold to customers plus commissions and fees earned were $37.1 million for the six months ended June 30, 2009, as compared to $23.4 million for the six months ended June 30, 2008, or a 59% increase. Lastly, during the six months ended June 30, 2009, revenues from miscellaneous sources of income including discount golf, and dinner reservations increased by $197,000, to $632,000 or 45%.

AnyEvent:

AnyEvent revenues for the six months ended June 30, 2009 and 2008 were $255,000 and $746,000 respectively. The $491,000 decline in revenues is the result of management making the decision to change from a retail ticket seller to the public to a wholesaler of tickets, that is, our clients are national retail brokers. As a result of this change, we are assuming less risk and have been able to reduce our overhead and increase the likelihood of profitability. Management expects that AnyEvent’s revenues will be relatively stable in 2009 as compared to 2008, but expects its net income to be greater with the reduction of risk and a more measured approach in participating in the sale and distribution of premium tickets to concerts, theatre shows and sporting events.

Tix4Members:

Tix4Members.com is our internet based ticketing operations that was launched in February 2009. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members uses the internet as its customer interface, and instead of offering only deeply discounted day of show tickets, it has expanded the date range of its ticket availability of discount tickets to concerts, theatre shows and sporting events. Tix4Members’ revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events. Tix4Members revenues for the six months ended June 30, 2009 were immaterial.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct Costs of revenues for the six months ended June 30, 2009 and 2008 were $3.3 and $2.8 million, respectively, which represented an increase in direct operating expenses of $453,000 or 16%, which was the result of 39% increase in revenues.  The direct operating expenses for the six months ended June 30, 2009 and 2008, as a percentage of revenues were 37% and 44%, respectively.  The decline in direct operating expenses as a percentage of revenues in 2009 as compared to 2008 is reflective of the fixed nature of these expenses.

Selling, General and Administrative Expenses

Marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 were $1.8 million and $1.2 million, respectively. Our selling, marketing and general and administrative expenses increased $562,000 or 46%, during the six months ended June 30, 2009 as compared to 2008. The increase in selling, general and administrative expenses is reflective of the 39% increase in revenue activity at Tix4Tonight. Selling, marketing and administrative expenses were 20% percent of revenues during the six months ended June 30, 2009 as compared to 19% during the six months ended June30, 2008.

Depreciation and Amortization

Depreciation and amortization expense incurred during the six months ended June 30, 2009 and 2008 were $119,000 and $101,000, respectively. We expect to incur a similar level of depreciation and amortization for the foreseeable future.

Exhibit Merchandising:

Our Exhibit Merchandising segment operating results were as follows:

Segment Reporting - Exhibit Merchandising

			% Change			% Change
	Three Months Ended June 30,		2009 vs.	Six Months Ended June 30,		2009 vs.
	2009	2008	2008	2009	2008	2008

Revenue	$2,321,000	$2,979,000	-22%	$5,110,000	$6,082,000	-16%
Operating Expenses:
Direct operating expenses	1,398,000	1,804,000	-23%	3,103,000	3,681,000	-16%
Selling, general and administrative expenses	642,000	1,207,000	-47%	1,267,000	2,046,000	-38%
Depreciation and amortization	297,000	794,000	-63%	593,000	1,580,000	-62%

Operating income (loss)	$(16,000)	$(826,000)	-98%	$147,000	$(1,225,000)	112%

Operating margin	-1%	-28%	-98%	3%	-20%	-114%

Three Months Ended June 30, 2009 and 2008:

Revenues

EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially available and extensive custom-branded product for sale. It operates the stores in space rented in conjunction with the exhibit. During the three months ended June 30, 2009 and 2008, EM generated $2.3 million and $3.0 million in revenues, respectively. Revenue is derived from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs” are currently booked in museums through July 2011 and December 2012, respectively. The $660,000 decline in revenues during the second quarter of 2009 is due to the move of the exhibits, “Tutankhamun and The Golden Age of the Pharaohs” from Dallas to San Francisco, and “Tutankhamun the Golden King and the Great Pharaohs” from Atlanta to Indianapolis, which caused the exhibits to be closed for approximately 45 days for which there was no corresponding closure in 2008. As a result, visitor attendance declined 39% for these two exhibits. This decrease was offset in part by an increase of 82% in visitor attendance at the small exhibits for which we support which were open for approximately 30 more days than in 2008.

Direct Operating Expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses for the three months ended June 30, 2009 and 2008 were $1.4 million and $1.8 million, respectively and as a percent of revenues were 60% and 61%, respectively.

Selling, Marketing and Administrative Expenses

EM’s selling, marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment’s cost of management. For the three months ended June 30, 2009 and 2008, EM’s selling, marketing and administrative expenses were $642,000 or 28% of revenues and $1.2 million or 41% of revenues, respectively. The decline in selling, marketing and administrative expenses reflects the lower cost of operating domestic stores as compared to operating stores abroad.  In 2009, the exhibits for which EM provides merchandising services were all domestic shows, whereas in 2008, all of the shows were located abroad.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended June 30, 2009 and 2008 was $297,000 and $794,000, respectively, and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. The decrease in amortization expense relates to the $7.7 million impairment of intangible assets we recorded at December 31, 2008, thereby reducing the annual amortization charge by approximately $2.0 million or $500,000 quarterly. We expect the current level of depreciation and amortization to continue through 2010.

Six Months Ended June 30, 2009 and 2008:

Revenues

During the six months ended June 30, 2009 and 2008, EM generated $5.1 million and $6.1 million in revenues, respectively. Revenue is derived from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs” are currently booked in museums through July 2011 and December 2012, respectively. The $1 million decline in revenues during the six months ended June 30, 2009 is due to the move of the exhibit, “Tutankhamun and The Golden Age of the Pharaohs” from Dallas to San Francisco which caused the exhibit to be closed for approximately 45 days for which there was no corresponding closure in 2008. As a result, visitor attendance declined 49% for this exhibit. This decrease was offset in part by a 107% increase in visitor attendance at the small exhibits for which we support which were open for approximately 100 more days than in 2008.

Direct Operating Expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses for the six months ended June 30, 2009 and 2008 were $3.1 million and $3.7 million, respectively and were 61% of revenues.

Selling, Marketing and Administrative Expenses

EM’s selling, marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment’s cost of management. For the six months ended June 30, 2009 and 2008, EM’s selling,marketing and administrative expenses were $1.3 million or 25% of revenues and $2.0 million or 34% of revenues, respectively. The decline in selling, marketing and administrative expenses reflect the lower cost of operating domestic stores as compared to operating stores abroad.  In 2009, the exhibits for which EM provides merchandising services were all domestic shows, whereas in 2008, all of the shows were located abroad.

Depreciation and Amortization

Depreciation and amortization expense incurred during the six months ended June 30, 2009 and 2008 was $593,000 and $1.6 million, respectively, and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. The decrease in amortization expense relates to the $7.7 million impairment of intangible assets we recorded at December 31, 2008, thereby reducing the annual amortization charge by approximately $2.0 million or $500,000 quarterly. We expect the current level of depreciation and amortization to continue through 2010.

Live Entertainment:

Our Live Entertainment segment operating results were as follows:

Segment Reporting- Tix Productions

			% Change			% Change
	Three Months Ended June 30,		2009 vs.	Six Months Ended June 30,		2009 vs.
	2009	2008	2008	2009	2008	2008

Revenue	$19,593,000	$10,517,000	86%	$32,819,000	$27,582,000	19%
Operating Expenses:
Direct operating expenses	18,283,000	9,238,000	98%	29,970,000	22,563,000	33%
Selling, general and administrative expenses	1,140,000	1,510,000	-25%	2,334,000	3,536,000	-34%
Depreciation and amortization	198,000	187,000	6%	395,000	374,000	6%

Operating income (loss)	$(28,000)	$(418,000)	-93%	$120,000	$1,109,000	-89%

Operating margin	0%	-4%	-96%	0%	4%	-91%

Tix Productions, Inc., the Company’s Live Entertainment segment, does business under the names Magic Arts & Entertainment (Magic) and NewSpace Entertainment (NewSpace). We acquired Magic and NewSpace operations effective January 2, 2008. Both Magic and NewSpace are independent presenters and producers of live theater and concerts with a history of working together. Combining the operations of these two companies under a single entity, we have better leveraged our resources, and gained operating efficiencies.

As a live entertainment presenter, we book touring theatrical and concert presentations with a history of successful commercial appeal as well as participate in the development and roll out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London. We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eleven US cities, our Salt Lake City based group and corporate sales team, standard marketing tools including print, radio, television, outdoor and, most recently we have been developing new e-marketing tools. In addition, we invest in shows or productions in advance of their initial tour to obtain favorable touring and distribution rights.

Three Months Ended June 30, 2009:

Revenues

During the three months ended June 30, 2009 and 2008, revenues from our Live Entertainment operations were $19.6 million and $10.5 million, respectively. The $9.1 million increase in revenues is due to several factors including:

•
In the second quarter of 2009, we presented or produced 182 show dates as compared to 193 show dates in the second quarter of 2008. In 2009, several shows that were presented were in arenas where ticket prices and number of attendees are greater than the community theaters, where many of our shows generally play. As a result of these arena plays, our show revenues increased by $9.1 million while show count declined slightly.

•
In 2008, tours of live entertainment companies began earlier and later in the year to avoid the presidential campaign season (July through October) when advertising prices were at their highest and audience attention at its lowest. As a result, Live Entertainment revenues in 2008 were higher than normal for the first and fourth quarters and lower than normal in the second and third quarters. In addition, in 2008, many productions that Tix was associated with toured Canada during the election cycle which, due to a strong Canadian dollar and economy, resulted in unusually strong profits. These combined factors resulted in an unusually large number of productions in the first and fourth quarters that under normal circumstances would have naturally fallen in the second or third quarters.

Revenues from live entertainment are a function of a number of elements: tickets sold, ticket prices and ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these revenues at gross. In other instances where we only receive a fee and are not the principal obligors to vendors, we record these revenues at net. It is management’s belief that this is consistent with EITF abstract 99-19 “Reporting Revenues Gross as Principal Versus Net as an Agent.” Revenues from our Live Entertainment operations are seasonal with the first and fourth quarters being traditionally the strongest.

Opportunities for growth in the Live Entertainment unit revolve around our expanding ownership of intellectual content, for example our producing role in the new 101 Dalmatians-The Musical project, which gives us first rights to present these shows and provides us the ability to direct ticket sales and branded merchandising to our other operating segments. In addition, we see growth opportunities to present in major marketplaces where competition has diminished due to industry consolidation such as Detroit and Milwaukee, and even more opportunities in smaller markets where individual promoters and competitors have left the market.

Direct Operating Expenses

During the three months ended June 30, 2009 and 2008, direct operating expenses were $18.3 million and $9.2 million and represented 93% and 88% of revenues, respectively. The higher direct operating cost as a percentage of revenues reflects the greater number of tickets that have been discounted in 2009 as compared to 2008, as a strategic response to lower demand due to the poor economic climate. Expenses that are direct operating expenses include the show guarantees, profit sharing and royalties paid directly to the touring productions; direct expenses of the theater which include staffing, rent and box office charges; marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. For the three months ended June 30, 2009 and 2008, Live Entertainment’s administrative expenses were $1.1 million or 6% of revenues, and $1.5 million or 14% of revenues, respectively.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended June 30, 2009 and 2008 was $198,000 and $187,000, and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for the remainder of 2009.

Six Months Ended June 30, 2009:

Revenues

During the six months ended June 30, 2009 and 2008, revenues from our Live Entertainment operations were $32.8 million and $27.6 million, respectively. The $5.2 million increase in revenues is due to several factors including:

•
During the six months ended June 30, 2009, we presented or produced 397 show dates as compared to 440 show dates in the six months ended June 30, 2008. In 2009, several shows that were presented were in arenas where ticket prices and number of attendees are greater than the community theaters, where many shows generally play. As a result of these, our show revenues increased by $5.2 million.

•
In 2008, tours of live entertainment companies began earlier and later in the year to avoid the presidential campaign season (July through October) when advertising prices were at their highest and audience attention at its lowest. As a result, Live Entertainment revenues in 2008 were higher than normal for the first and fourth quarters and lower than normal in the second and third quarters. In addition, in 2008, many productions that Tix was associated with toured Canada during the election cycle which, due to a strong Canadian dollar and economy, resulted in unusually strong profits. These combined factors resulted in an unusually large number of productions in the first and fourth quarters that under normal circumstances would have naturally fallen in the second or third quarters.

Revenues from live entertainment are a function of a number of elements: tickets sold, ticket prices and ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these revenues at gross. In other instances where we only receive a fee and are not the principal obligors to vendors, we record these revenues at net. It is management’s belief that this is consistent with EITF abstract 99-19 “Reporting Revenues Gross as Principal Versus Net as an Agent.” Revenues from our Live Entertainment operations are seasonal with the first and fourth quarters being traditionally the strongest.

Direct Operating Expenses

During the six months ended June 30, 2009 and 2008, direct operating expenses were $30 million and $22.6 million and represented 91% and 82% of revenues, respectively. The higher direct operating cost as a percentage of revenues reflects the greater number of tickets that have been discounted in 2009 as compared to 2008, due to the poor economic climate. Expenses that are direct operating expenses include the guarantees, profit sharing and royalties paid directly to the touring productions; direct expenses of the theater which include staffing, rent and box office charges; marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. For the six months ended June 30, 2009 and 2008, Live Entertainment’s administrative expenses were $2.3 million or 7% of revenues, and $3.5 million or 13% of revenues, respectively.

Depreciation and Amortization

Depreciation and amortization expense incurred during the six months ended June 30, 2009 and 2008 was $395,000 and $374,000, and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for the remainder of 2009.

Liquidity and Capital Resources:

Summary of consolidated cash flows:

	For The Six Months Ended June 30,
	2009	2008

Net cash provided by operating activities	$4,353,000	$2,470,000

Net cash used in investing activities	$(98,000)	$(3,562,000)

Net cash provided by (used in) financing activities	$(517,000)	$32,000

Effect of exchange rate on cash	$14,000	$(36,000)
Change in cash:
Net increase (decrease)	3,752,000	(1,096,000)
Balance at beginning of period	9,192,000	7,417,000
Balance at end of period	$12,944,000	$6,321,000

At June 30, 2009, we had cash of $12.9 million and total assets of $30.8 million compared to $9.2 million and $28.8 million, respectively, at December 31, 2008. Our working capital totaled $10.0 million at June 30, 2009, compared to $8.0 million at December 31, 2008. We had no debt for the six months ended June 30, 2009 and the year ended December 31, 2008.

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from the selling of equity securities and to a much lesser extent upon proceeds received upon the exercise of options and warrants. We will need to incur debt or issue equity to make other strategic acquisitions. We currently do not have any lines of credit available to us. We have no commitments from third parties to provide us with any additional future financing, and may not be able to obtain future financing on favorable terms.

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

Our revenues and cash fluctuate based upon the seasonality of our various businesses. Examples of seasonality of our businesses include Ticketing Services, which reports slightly greater revenues in the third and fourth quarters than those reported in the first half of the year. Our Live Entertainment segment expects to record the majority of its revenues in the fourth quarter. Exhibit Merchandising and AnyEvent are not subject to seasonal fluctuation. Exhibit Merchandising is subject to revenue fluctuations as a result of exhibits that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. AnyEvent revenues are not subject to seasonal fluctuation, but depend on our ability to obtain tickets for events. We expect cash flows from operations and other financing alternatives, to satisfy working capital, and capital expenditures for at least the succeeding year.

Operating Activities:

Cash flows from operations were $4.4 million for the six months ended June 30, 2009, compared to $2.5 million for the six months ended June 30, 2008. The $1.9 million increase in cash flows provided from operations was the result of a $1.7 million increase in net income in 2009, and adjustments for non-cash items and changes in accounts reflecting operating activities. Significant items adjusting net income in 2009 were $1.2 million in depreciation and amortization expense, $685,000 of fair value of common stock options issued for services, a $1.1 million decrease in inventory, a $243,000 decrease in prepaid expenses and other current assets, and a $324,000 increase in accounts payable and accrued expenses, which were offset by a $456,000 increase in capitalized theatrical costs, deposits and other assets. Significant items adjusting net loss in 2008 were a $578,000 increase in accounts receivable, a $461,000 increase in capitalized theatrical costs, deposits and other assets which was offset by a $381,000 increase in accounts payable, a $320,000 decrease in prepaid expenses and other current assets, $2.2 million of amortization and depreciation expense and $1.2 million of fair value of common stock issued for services. The remaining amounts relate to operating accounts that are reflective of the level and timing of activity that occurred during the period, e.g., accrued liabilities.

Cash Flows from Investing Activities:

During the six months ended June 30, 2009 and 2008, we used $98,000 and $3.6 million related to investing activities.

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

Other

During the six months ended June 30, 2009 and 2008, we purchased fixed assets with a value of $98,000 and $336,000 respectively.

Cash Flows from Financing Activities:

During the six months ended June 30, 2009, we used $517,000 related to financing activities. During the six months ended June 30, 2009, financing activities provided $32,000. During 2009, cash used by financing activities included the repurchase of 273,000 shares of our common stock with a fair value of $443,000, $46,000 related to the exercise of options and warrants, and $28,000 related to capital leases. During 2008, cash generated by financing activities was the result of the receipt of proceeds from the exercise of options and warrants of $54,000, offset by a minor amount of payments for capital leases.

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

Earnings before interest, income taxes, depreciation and amortization or EBITDA:

The following includes the financial measure of performance earnings before interest, income taxes, depreciation and amortization, or EBITDA, that is a commonly used measure of performance in the entertainment industry. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in United States of America or GAAP. Management has historically evaluated the operating performance of management of Tix Productions, Tix4AnyEvent and Exhibit Merchandising based upon this non-GAAP measure.

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

		Three months ended		Three months ended
		June 30, 2009		June 30, 2008

Net income (loss)		$659,000		$(1,166,000)

Interest income	$9,000		$11,000
Interest expense	(3,000)		(4,000)
Net interest income (expense)	$6,000	6,000	$7,000	7,000

Depreciation		133,000		121,000
Amortization		493,000		981,000
Income taxes		106,000		(82,000)

EBITDA		$1,385,000		$(153,000)

		Six months ended		Six months ended
		June 30, 2009		June 30, 2008

Net income (loss)		$954,000		$(704,000)

Interest income	$22,000		$45,000
Interest expense	(7,000)		(10,000)
Net interest income (expense)	$15,000	15,000	$35,000	35,000

Depreciation		264,000		237,000
Amortization		983,000		1,987,000
Income Taxes		106,000		-

EBITDA		$2,292,000		$1,485,000

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

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at June 30, 2009, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

	Payments due by Fiscal Years Ending December 31,
	Total	2009	2010	2011	2012	2013 and beyond

Employment agreements	$3,712,000	$1,060,000	$1,886,000	$679,000	$87,000	$-

Capital lease obligations	117,000	30,000	67,000	9,000	8,000	3,000

Operating lease obligations	8,462,000	1,288,000	2,458,000	1,817,000	1,558,000	1,341,000

Total contractual cash obligations	$12,291,000	$2,378,000	$4,411,000	$2,505,000	$1,653,000	$1,344,000

Employment Agreements:

The Company has employment agreements with its President and Chief Executive Officer, as well as several of its key officers and employees that are for varying periods of one to three years.

Retirement Plan:

The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 75% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to 100% of the first 3% withheld and 50% for the next 2% withheld. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $76,000 and $50,000 for the six months ended June 30, 2009 and 2008, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As substantially all of our investments are in short-term bank deposits, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three- or six month periods ended June 30, 2009, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any pending or threatened legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s 2008 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Common stock repurchases made in the quarter

In the six months ended June 30, 2009, we paid $443,000 for the purchase of 272,630 of our common shares in the open market for the recipients of our 2009 common stock grants.

2008 Repurchase Program
				Maximum number
			Total number of	of shares that may
		Average	shares purchased as	yet be purchased
		price	part of publicly	under a publicly
	Total number of	paid per	announced plan or	announced plan or
Period	shares purchased	share	program	program
January 2009	91,300	$1.99	823,670	176,330
February 2009	83,600	$1.60	907,270	92,730
March 2009	50,900	$1.25	958,170	41,830
Q1 2009	225,800	1.68	958,170	41,830

April 2009	28,482	$1.30	986,652	13,348
May 2009	11,100	$1.29	997,752	2,248
June 2009	2,248	$1.85	1,000,000	-
Q2 2009	41,830	1.32	1,000,000	-

Total	267,630	$1.62	1,000,000	-

2009 Repurchase Program
Maximum number
			Total number of	of shares that may
			shares purchased as	yet be purchased
			part of publicly	under a publicly
	Total number of	Average price	announced plan or	announced plan or
Period	shares purchased	paid per share	program	program
June 2009	5,000	$1.91	5,000	995,000

Total	5,000	$1.91	5,000	995,000

On March 15, 2009, the Company issued 50,000 shares of common stock pursuant to an agreement with a consultant for services rendered. Should the agreement be terminated by the company during the first six months, any unvested shares will be returned to the company. Therefore, the shares of common stock are recorded as general and administrative expense at their fair market value as they vest monthly over the six month agreement. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on Wednesday, July 8, 2009, in Studio City, California, at which the following matters were submitted to a vote of the Stockholders:

I.
Votes regarding the election of the persons named below as Directors for a term expiring in 2010 were as follows:
	For	Against	Abstentions
Mitch Francis	27,220,796	-	1,000
Benjamin Frankel	27,220,650	-	1,146
Norman Feirstein	27,218,002	-	3,794
Sam Georges	27,221,796	-	0
Andrew Pells	27,220,796	-	1,000
Joseph Marsh	27,211,180	-	10,616

II.
Votes on a proposal regarding the Tix 2009 Equity Incentive Plan were as follows:
For	Against	Abstentions	Broker Non-votes
24,697,378	2,438,512	113,230	5,557,299

III.
Votes on a proposal regarding an amendment to the Tix 2004 Directors Stock Option Plan to increase the number of shares of common stock under the Plan from 100,000 to 1,000,000 were as follows:
For	Against	Abstentions	Broker Non-votes
18,816,762	70,521	1,040	13,918,096

IV.
Votes regarding ratification of the appointment of Weinberg & Co., P.A. as independent registered public accounting firm for the Corporation for the fiscal year ending December 31, 2009 were as follows:
For	Against	Abstentions	Broker Non-votes
27,009,321	260,657	-	5,536,441

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

TIX CORPORATION (Registrant)

Date: August 6, 2009	By:	/s/Mitch Francis
Mitch Francis
Chief Executive Officer

Date: August 6, 2009	By:	/s/ Matthew Natalizio
Matthew Natalizio
Chief Financial Officer (On behalf of the registrant and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

10.1	Employment Agreement dated as of March 1, 2009 between Mitch Francis and the Company. (1)

31.1	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009.