Form 10-Q
period 2009-09-30
Tix CORP
filed 2009-11-09
CIK 925956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Number of shares of Tix Corporation common stock, $.08 par value, issued and outstanding as of October 30, 2009: 32,449,460, exclusive of treasury shares.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, whether as a result of new information, future events or otherwise.

Tix Corporation and Subsidiaries

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash	$10,113,000	$9,192,000
Accounts receivable, including show revenues earned but not billed	599,000	986,000
Advances to vendors	1,698,000	118,000
Inventory, net	2,136,000	3,320,000
Prepaid expenses and other current assets	1,352,000	867,000
Total current assets	15,898,000	14,483,000

Property and equipment:
Office equipment and furniture	1,999,000	1,816,000
Equipment under capital lease	408,000	408,000
Leasehold improvements	378,000	364,000
Property and equipment, cost basis	2,785,000	2,588,000
Less accumulated depreciation	(1,552,000)	(1,155,000)
Total property and equipment, net	1,233,000	1,433,000

Other assets:
Intangible assets:
Goodwill	5,895,000	5,639,000
Intangibles, net	5,276,000	6,751,000
Total intangible assets	11,171,000	12,390,000
Capitalized theatrical costs	2,204,000	459,000
Deposits and other assets	171,000	83,000
Total other assets	13,546,000	12,932,000
Total assets	$30,677,000	$28,848,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,073,000	$4,822,000
Accrued expenses	1,091,000	1,315,000
Current portion of capital lease obligations	59,000	51,000
Deferred revenue	143,000	100,000
Income taxes payable	111,000	200,000
Total current liabilities	6,477,000	6,488,000

Non-current liabilities:
Capital lease obligations, less current portion	31,000	78,000
Deferred rent	35,000	85,000
Total non-current liabilities	66,000	163,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized; none issued
Common Stock, $.08 par value; 100,000,000 shares authorized; 32,449,460 shares net of 1,014,000 treasury shares, and 32,345,863 shares net of 732,370 treasury shares issued at September 30, 2009 and December 31, 2008 respectively	2,678,000	2,646,000
Additional paid-in capital	89,619,000	88,062,000
Cost of shares held in treasury (1,014,000 shares at September 30, 2009 and 732,370 shares at December 31, 2008 respectively)	(2,561,000)	(2,098,000)
Accumulated deficit	(65,591,000)	(66,384,000)
Accumulated other comprehensive loss	(11,000)	(29,000)
Total stockholders' equity	24,134,000	22,197,000
Total liabilities and stockholders' equity	$30,677,000	$28,848,000

See accompanying notes to condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$9,362,000	$8,839,000
Operating expenses:
Direct costs of revenues	5,341,000	5,127,000
Selling and marketing expenses	229,000	217,000
General and administrative expenses, including non-cash equity-based costs of $528,000 and $560,000 in 2009 and 2008, respectively (including $342,000 and $505,000 for officers, directors and employees in 2009 and 2008, respectively)	3,398,000	3,409,000
Depreciation and amortization	625,000	1,151,000
Total costs and expenses	9,593,000	9,904,000
Operating loss	(231,000)	(1,065,000)
Other:
Other income	63,000	77,000
Interest income	10,000	7,000
Interest expense	(3,000)	(5,000)
Other income, net	70,000	79,000
Net loss	(161,000)	(986,000)
Other comprehensive income (loss)
Foreign currency translation adjustments	4,000	(108,000)
Comprehensive loss	$(157,000)	$(1,094,000)

Net loss per common share- basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding - basic and diluted	32,439,015	32,912,630

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$56,116,000	$48,866,000
Operating expenses:
Direct costs of revenues	41,677,000	34,181,000
Selling and marketing expenses	1,416,000	2,392,000
General and administrative expenses, including non-cash equity-based costs of $1,379,000 and $1,841,000 in 2009 and 2008, respectively (including $1,035,000 and $1,334,000 for officers, directors and employees in 2009 and 2008, respectively)	10,491,000	10,930,000
Depreciation and amortization	1,872,000	3,375,000
Total costs and expenses	55,456,000	50,878,000
Operating income (loss)	660,000	(2,012,000)
Other:
Other income	217,000	285,000
Interest income	32,000	52,000
Interest expense	(10,000)	(15,000)
Other income, net	239,000	322,000
Net income (loss) before income tax expense	899,000	(1,690,000)
Current income tax expense	106,000	-
Net income (loss)	793,000	(1,690,000)
Other comprehensive income (loss)
Foreign currency translation adjustments	18,000	(152,000)
Comprehensive income (loss)	$811,000	$(1,842,000)
Net income (loss) per common share -
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)
Weighted average common shares outstanding -
Basic	32,368,397	31,791,002
Diluted	32,677,535	31,791,002

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Loss	Equity

Balance, December 31, 2008	32,345,863	$2,646,000	$88,062,000	$(66,384,000)	$(2,098,000)	$(29,000)	$22,197,000

Issuance of common stock to consultants	50,000	5,000	114,000				119,000

Issuance of common stock to officers and employees	38,194	3,000	5,000				8,000

Issuance of common stock on exercise of warrants and options	106,557	9,000	(55,000)				(46,000)

Fair value of options issued to employees and directors			1,027,000				1,027,000

Issuance of common stock related to acquisition of Magic Arts & Entertainment	190,476	15,000	241,000				256,000

Fair value of warrants issued to outside consultants	-	-	225,000				225,000

Net Income				793,000			793,000

Foreign currency translation adjustment						18,000	18,000

Cost of Treasury Stock	(281,630)				(463,000)		(463,000)

Balance, September 30, 2009	32,449,460	$2,678,000	$89,619,000	$(65,591,000)	$(2,561,000)	$(11,000)	$24,134,000

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$793,000	$(1,690,000)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	397,000	362,000
Amortization of intangible assets	1,475,000	3,013,000
Fair valued common stock issued for services to employees	8,000	36,000
Fair valued common stock issued for services to consultants	119,000	395,000
Fair value of options issued to employees and directors	1,027,000	1,298,000
Fair value of warrants issued to consultants	225,000	112,000
Change in allowance of inventory	10,000	70,000
(Increase) decrease in:
Accounts receivable	387,000	686,000
Advances to vendors	(1,580,000)	(531,000)
Inventory	1,174,000	6,000
Prepaid expenses and other current assets	(485,000)	(1,259,000)
Capitalized theatrical costs, deposits and other assets	(1,833,000)	(482,000)
Increase (decrease) in:
Accounts payable and accrued expenses	(42,000)	315,000
Income taxes payable	(89,000)	200,000
Deferred revenue	43,000	184,000
Deferred rent	(50,000)	(88,000)
Net cash provided by operating activities	1,579,000	2,627,000

Cash flows from investing activities:
Purchases of property and equipment	(197,000)	(398,000)
Purchase of Magic Arts & Entertainment, net of cash acquired	-	(1,971,000)
Purchase of NewSpace Entertainment, net of cash acquired	-	(1,254,000)
Net cash used in investing activities	(197,000)	(3,623,000)

Cash flows from financing activities:
Cost of Treasury Stock	(463,000)	(1,128,000)
Payments on capital lease obligations	(39,000)	(34,000)
Net proceeds from exercise of options and warrants	23,000	54,000
Net cash used in financing activities	(479,000)	(1,108,000)

Effect of exchange rate changes on cash	18,000	(159,000)

Change in Cash:
Net increase (decrease)	921,000	(2,263,000)
Balance at beginning of period	9,192,000	7,417,000
Balance at end of period	$10,113,000	$5,154,000

Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$187,000	$-
Interest	$10,000	$15,000

Non-cash investing activities:
Issuance of earn-out shares of 190,476 and originally issued 476,190 shares of common stock in conjunction with the acquisition of Magic Arts & Entertainment - Florida, Inc. in 2009 and 2008 respectively.	$256,000	$2,257,000
Issuance of 571,428 shares of common stock in conjunction with the acquisition of NewSpace Entertainment, Inc.	$-	$2,595,000

Non-cash financing activities:
Shares withheld related to income taxes as a result of an employee option exercise	$69,000	$-

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Nature of Business

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993. The Company is a diversified integrated entertainment company providing ticketing services, event merchandising and the production and promotion of live entertainment. We operate three complementary business units: Ticketing Services (Tix4Tonight) provides discount, premium and membership group sales; Exhibit Merchandising (EM) provides our exhibit and event merchandise sales and services; and Tix Productions Inc. (TPI) provides the production and promotion of live entertainment.

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

Subsequent Events

The Company has evaluated subsequent events for disclosure in its consolidated financial statements through November 6, 2009, the Friday before the issuance date of the consolidated financial statements. There are no significant subsequent events.

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

Tix Productions Inc.’s (TPI) operating units Magic Arts & Entertainment and NewSpace Entertainment act as both presenters and promoters of productions, as well as agent.  TPI’s revenues from live entertainment where it is acting as the producer or promoter are a function of a number of elements; revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities. In instances where the Company acts as the presenter or promoter it:

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

 Stock-Based Compensation:

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Intangible Assets and Goodwill:

The Company accounts for intangible assets and goodwill in accordance with the authoritative guidance issued by the Financial Accounting Standards Board. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Impairment of Long-Lived Assets:

Authoritative guidance issued by the Financial Accounting Standards Board established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized, and how impairment losses should be measured. Authoritative guidance from the Financial Accounting Standards Board also provided a single accounting model for long-lived assets to be disposed of and significantly changed the criteria that would have to be met to classify an asset as held-for-sale.

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. There were no indications of impairment based on management’s assessment at September 30, 2009.  At December 31, 2008, we recorded an impairment charge of $33.1 million related to the goodwill and intangible assets from our acquisition of EM.  As of September 30, 2009, we have $11.2 million of remaining goodwill and intangible assets related to our acquisitions of John’s Tickets, LLC, EM, Magic and NewSpace. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.

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

The Company prescribes a recognition threshold and a measurement attributable for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likelihood of being realized.

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

Cash Concentrations:

The Company's cash balances on deposit with banks in savings accounts in the United States (US) are guaranteed up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. At September 30, 2009, the Company’s aggregate cash in excess of the FDIC insured amount was $8.7 million. In addition, the Company had aggregate cash balances in Austria of $102,000, which is within this country’s equivalent of the US FDIC guarantee.

Foreign Currency:

Results of foreign operations are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those operations are translated into U.S. dollars using the exchange rates at the balance sheet date. The realized and unrealized exchange losses and gains were minor in the three and nine months ending September 30, 2009. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the results of operations.

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

Advertising Costs:

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. For the three and nine months ended September 30, 2009 and 2008, advertising costs were $207,000 and $377,000, and $1.4 million and $4.2 million, respectively.

Recently Issued Accounting Guidance:

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. We believe adoption of this new guidance will not have a material impact on our financial statements.

On July 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009. Adoption of the new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 (“SFAS 168”), “Accounting Standards Codification * and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification* (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that this change in accounting policy will have on our consolidated financial statements. Based on our initial assessment, we anticipate that certain entities that are consolidated under our current accounting policy may not be consolidated subsequent to the effective date of the new guidance. The Company does not expect this change in accounting policy to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, and is being applied prospectively. This change in accounting policy had no impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for our Company on January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements. In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The adoption of this new accounting guidance for our nonfinancial assets and nonfinancial liabilities did not have a significant impact on our consolidated financial statements.

Note 3 - Acquisitions

On January 2, 2008, the Company entered into separate letters of intent to acquire Magic Arts and Entertainment, LLC (Magic) and NewSpace Entertainment, LLC (NewSpace). As part of the letters of intent, the managements of Magic and NewSpace agreed to manage the operations of their respective companies for the benefit of the Company from January 2, 2008 until the transactions could be finalized. The managements of Magic and NewSpace were required to consult and obtain the approval of the management of the Company prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, the Company assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. As such, the Company has included the results of operations of Magic and NewSpace in its consolidated operations as of January 2, 2008, the date the Company acquired effective control. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.

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

The acquisition of Magic has been accounted for as a purchase and the operations of the company have been consolidated commencing with the closing of the transaction. The $4.4 million purchase price was allocated based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm. As a result of the additional shares issued with a fair market value of $256,000, the adjusted purchase price of Magic is $4.7 million.

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

The acquisition of NewSpace has been accounted for as a purchase and the operations of the company have been consolidated commencing with the closing of the transaction. The $4.0 million purchase price was allocated based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm. This valuation is still subject to change and revision may occur in the assigned value. The Company does not believe any changes or revisions will be significant.

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

Note 4- Intangible Assets

The following tables summarize the original cost, the related accumulated amortization, impairment adjustment, and the net carrying amounts for the Company’s intangible assets at September 30, 2009 in total and by segment.

	Estimated	Original	Accumulated	Impairment		Net Carrying
	Useful Lives	Cost	Amortization	Adjustment	Adjustment	Amount
Marketing Based	3-6 years	$12,277,000	$(3,313,000)	$(6,852,000)	$-	$2,112,000
Contract commitments	3-7 years	6,794,000	(3,016,000)	(835,000)	-	2,943,000
Customer relationships	3 years	612,000	(524,000)	-	-	88,000
Technology Based	3 years	111,000	(91,000)	-	-	20,000
Intellectual property (e.g. domain names)	5 years	130,000	(17,000)	-	-	113,000
Goodwill	indefinite	31,084,000	-	(25,445,000)	256,000	5,895,000
Total		$51,008,000	$(6,961,000)	$(33,132,000)	$256,000	$11,171,000

Ticketing Services
	Assigned	Accumulated		Carrying
	Value	Amortization	Adjustment	Amount
Marketing Based	$75,000	$(64,000)	$-	$11,000
Contract commitments	124,000	(48,000)	-	76,000
Customer relationships	612,000	(524,000)	-	88,000
Technology Based	100,000	(85,000)	-	15,000
Intellectual property (e.g. domain names)	130,000	(17,000)	-	113,000
Total	$1,041,000	$(738,000)	$-	$303,000

Merchandising
	Assigned	Accumulated		Carrying
	Value	Amortization	Adjustment	Amount
Marketing Based	$12,202,000	$(3,249,000)	$(6,852,000)	$2,101,000
Contract commitments	2,657,000	(1,513,000)	(835,000)	309,000
Goodwill	27,115,000	-	(25,445,000)	1,670,000
Total	$41,974,000	$(4,762,000)	$(33,132,000)	$4,080,000

Live Entertainment
	Assigned	Accumulated		Carrying
	Value	Amortization	Adjustment	Amount
Contract commitments	4,013,000	(1,455,000)	-	2,558,000
Technology Based	11,000	(6,000)	-	5,000
Goodwill	3,969,000	-	256,000	4,225,000
Total	$7,993,000	$(1,461,000)	$256,000	$6,788,000

During 2009, the Company recorded an adjustment to goodwill as a result of the issuance of 190,000 shares of common stock with a fair market value on the date of issuance of $256,000 to the former shareholders of Magic pursuant to an earn-out provision of the Magic Arts and Entertainment merger agreement.

Total amortization expense related to intangible assets for the three months ended September 30, 2009 and 2008 was $492,000 and $1,026,000, respectively. Total amortization expense related to intangible assets for the nine months ended September 30, 2009 and 2008 was $1,475,000 and $3,013,000, respectively. The decline in amortization costs is primarily due to the $7.7 million impairment charge associated with EM which was recorded at December 31, 2008, and will result in an annual decrease of $2.0 million of amortization expense over the next four years.  Total estimated amortization expense with respect to intangible assets for the remainder of 2009 through 2013 is as follows:

Years Ending December 31,
2009	$(491,000)
2010	(1,596,000)
2011	(1,326,000)
2012	(1,326,000)
2013	(403,000)
Beyond 2013	(134,000)
Total	$(5,276,000)

Note 5- Obligations under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging from $216 to $1,767 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At September 30, 2009, monthly payments under these leases aggregated $5,200. The leases expire at various dates through 2013.

At September 30, 2009 and 2008, property and equipment for each period included assets under capital leases of $408,000, net of accumulated amortization of $306,000 and $268,000, respectively.

Minimum future payments under capital lease obligations for the remainder of 2009, and thereafter are as follows:

Years Ending December 31,
2009	15,000
2010	67,000
2011	9,000
2012	8,000
2013	3,000
Total payments	102,000
Less: amount representing interest	(12,000)
Present value of minimum lease payments	90,000
Less: current portion	(59,000)
Non-current portion	$31,000

Note 6- Related Party Transactions

During 2009 and 2008, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation that provides tax advisory and preparation services to the Company. For the three and nine months ended September 30, 2009 and 2008, we paid Mr. Frankel or his firm $17,000 and $2,000, and $38,000 and $24,000, respectively for tax preparation and advisory services.

Mr. Joseph Marsh, a greater than 10% shareholder of Tix, was a principal in Magic Arts and Entertainment - Florida, Inc., a company Tix acquired on January 2, 2008.  For more details regarding the purchase of Magic, see Note 3 - Acquisitions.

Note 7- Stockholders’ equity

During the nine months ended September 30, 2009, the Company issued: 50,000 shares of common stock to a consultant with a fair market value of $119,000 on the date of issuance, and 38,000 shares of common stock to officers and employees with a fair market value of $8,000 on the date of issuance. Additionally, the Company issued 107,000 shares of common stock, net of 43,000 shares withheld related to income taxes as a result of an employee option exercise. The Company also issued 190,000 shares of common stock during the nine months ended September 30, 2009 with a fair market value on the date of issuance of $256,000 pursuant to an earn-out provision of the Magic Arts and Entertainment merger agreement.

In the third quarter of 2008, the Company’s board of directors authorized a share repurchase program.  As of September 30, 2009, the Company has repurchased 1,000,000 shares for $2,532,000. The shares were repurchased at prices that range from $1.20 per share to $4.13 per share.

In the second quarter of 2009, the Company’s board of directors authorized an additional share repurchase program (“the 2009 Repurchase Program”) as the 1,000,000 shares authorized to be repurchased under the program authorized in the third quarter of 2008 had been purchased. Under the 2009 Repurchase Program, the Company had repurchased 14,000 shares for $29,000, as of September 30, 2009. The shares were repurchased at prices that range from $1.91 per share to $2.18 per share.

Note 8- Stock-Based Compensation Plans

Summary of Stock Options:

The Company has various stock-based compensation plans. The intrinsic value of outstanding stock options at September 30, 2009 was $759,000, as compared to $927,000 at September 30, 2008. The intrinsic value of exercisable stock options at September 30, 2009 was $375,000, as compared to $683,000 at September 30, 2008. A summary of the combined stock options for the nine months ended September 30, 2009 is as follows:

		Weighted
	Number	average
	Of	exercise
	options	price

Balance outstanding, December 31, 2008	1,263,000	$5.41

Options granted	250,000	1.27
Options exercised	(150,000)	0.15
Options expired or forfeited	(131,000)	4.26

Balance outstanding, September 30, 2009	1,232,000	$5.32

Balance exercisable, September 30, 2009	835,000	$5.55

Information relating to outstanding stock options at September 30, 2009, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$6.00 - $7.20	812,000	7.05	$7.01	565,000	$7.01
$4.00 - $5.99	20,000	2.46	$4.30	20,000	$4.30
$2.00 - $3.99	150,000	3.53	$3.07	150,000	$3.07
$0.22 - $1.99	250,000	7.50	$1.27	100,000	$1.25

	1,232,000	6.64	$5.32	835,000	$5.55

Tix Corporation recorded compensation expense pursuant to authoritative guidance provided by the Financial Accounting Standards Board for the nine months ended September 30, 2009 and 2008 of $1.0 million and $1.2 million, respectively. As of September 30, 2009, the Company has outstanding unvested options with future compensation costs of $1.4 million, which will be recorded as compensation expense as the options vest over their remaining average life of 6.64 years.

The assumptions used in calculating the fair value of the options granted during 2009, using the Black Scholes option-pricing model were as follows:

2009
Risk free rate of return	1.36%
Option lives in years	3
Annual volatility of stock price	100.6%
Dividend yield	0%

In conjunction with an investor relations consulting agreement in 2009, the Company issued 150,000 warrants, of which 75,000 vested immediately. The remaining 75,000 vested over six months, which was the term of the consulting agreement. As the consulting agreement can be terminated at any time and the consulting arrangement does not contain any performance measurements or sufficiently large disincentives for non-performance, the related consulting expense on these 75,000 warrants is recognized over the life of the contract. In the nine months ended September 30, 2009, we recorded an expense of $207,000 related to warrants issued in conjunction with this consulting agreement. In conjunction with a consulting agreement in 2008, the Company issued 150,000 warrants, of which 50,000 vested immediately. The remaining 100,000 warrants vested over six months, which is the term of the consulting agreement. As the consulting agreement could have been terminated at any time and the consulting arrangement does not contain any performance measurements or sufficiently large disincentives for non-performance, the related consulting expense on these 100,000 warrants was recognized over the life of the contract. In the nine months ended September 30, 2009, the remaining 33,000 warrants vested, and we recorded an expense of $18,000 related to the 2008 contract.

A summary of warrant activity for the nine months ended September 30, 2009 is as follows:

		Weighted
	Number	average
	of	exercise
	warrants	price

Balance outstanding, December 31, 2008	2,672,007	$5.11

Warrants granted	150,000	1.14
Warrants exercised	-	-
Warrants expired	(1,872,007)	5.50

Balance outstanding, September 30, 2009	950,000	$3.70

The intrinsic value of outstanding warrants at September 30, 2009 was $908,000, as compared to $407,000 at September 30, 2008. Information relating to outstanding warrants at September 30, 2009, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$2.00 - $5.50	650,000	0.90	$5.04	650,000	$5.04
$0.36 - $1.99	300,000	2.37	$0.82	300,000	$0.82

	950,000	1.36	$3.70	950,000	$3.70

Note 9- Income Taxes

At September 30, 2009, the Company had Federal net operating loss carryforwards of approximately $20.8 million that begin expiring in 2009 in varying amounts through 2028. The Company also had California state net operating loss carryforwards of approximately $700,000. In October, 2008 California temporarily suspended use of net operating losses for 2008 and 2009, and the California state net operating losses expire beginning in 2015 in varying amounts through 2018.

Authoritative guidance issued by the Financial Accounting Standards Board requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s net operating loss carryforwards are limited to $6.7 million per year as a result of cumulative changes in stock ownership. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profits, as such, the Company recorded a 100% valuation allowance against its net deferred tax assets as of September 30, 2009 and 2008.

There was no provision for income taxes for the three months ended September 30, 2009 and the provision for income taxes was $106,000 for the nine months ended September 30, 2009 compared with no provision for the three and nine months ended September 30, 2008. The provision for income taxes for the three and nine months ended September 30, 2009 and 2008 was determined using our effective rate estimated for the entire fiscal year.

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

The following table sets forth the computation of basic and diluted income per common share:

	Nine Months Ended September 30,
	2009	2008

Net income (loss)	$793,000	$(1,690,000)

Weighted average common shares- basic	32,368,397	31,791,002

Dilutive effect of employee incentive plans	175,471	-
Dilutive effect of warrants issued to consultants	133,667	-
Weighted average shares- diluted	32,677,535	31,791,002

Net income per common share:
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)

Potentially dilutive securities were excluded from the earnings per diluted share calculation for the three months ended September 30, 2009 and 2008 because their effect is anti-dilutive. These potentially dilutive securities at September 30, 2009 included outstanding warrants and options to purchase 2.2 million shares of our common stock, of which 1.0 million were warrants to purchase shares of our common stock and 1.2 million were options to purchase shares of our common stock.

Note 11- Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Financial assets recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Company financial assets that are measured at fair value on a recurring basis according to the fair value levels defined by authoritative guidance from the Financial Accounting Standards Board as of September 30, 2009 and December 31, 2008.

	Financial Assets at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10,100,000	$—	$—	$10,100,000
Short-term investments	13,000	—	—	13,000
Long-term investments	—	—	—	—
Total cash and cash equivalents and investments	$10,113,000	$—	$—	$10,113,000

	Financial Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9,179,000	$—	$—	$9,179,000
Short-term investments	13,000	—	—	13,000
Long-term investments	—	—	—	—
Total cash and cash equivalents and investments	$9,192,000	$—	$—	$9,192,000

There were no unrealized gains or losses included in earnings resulting from long-term investments associated with Level 3 financial assets during the nine month period ended September 30, 2009.

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

Discount Ticketing – Tix4Tonight, Las Vegas

When selling discounted tickets, Tix4Tonight generally sells them from seven leased locations in Las Vegas under short-term, exclusive and non-exclusive agreements with approximately 80 Las Vegas shows, out of a total of approximately 100 shows running at any one time. Tix4Tonight typically offers tickets for more than 70 shows on any given day at a discount plus a service fee. Tix4Tonight receives inventory for sale the same day directly from the show producer, artist or theater. This is a reflection of the Las Vegas market and its last minute purchasing pattern. Tix4Tonight does not know the exact number of tickets for each show it will be able to offer for sale until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell out its supply of tickets for individual shows. The producers of the shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of ticket cost, that is, commissions and fees on tickets sold.

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

Membership Group Sales – Tix4Members.com

Tix Corporation launched its internet based Tix4Members.com in association with Costco. However, revenues from the Costco arrangement have been minimal. As a result, we have elected to provide notice of termination of the Costco arrangement. The Company believes in this strategy and continues to seek additional partners. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members.com uses the internet as its customer interface, and has expanded the date range of ticket availability instead of offering only day of show tickets.

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

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis. Information related to these operating segments is as follows:

Consolidating Statement of Operations (unaudited)
Three months ended September 30,

	Ticketing	Exhibit	Live		Consolidated
	Services	Merchandising	Entertainment	Corporate	and Combined

2009
Revenue	$4,550,000	$2,286,000	$2,526,000	$-	$9,362,000
Direct cost of revenues	1,613,000	1,321,000	2,407,000	-	5,341,000
Selling, general and administrative expenses	874,000	524,000	741,000	1,488,000	3,627,000
Depreciation and amortization	131,000	295,000	196,000	3,000	625,000
Operating income (loss)	$1,932,000	$146,000	$(818,000)	$(1,491,000)	$(231,000)

Current assets	$4,845,000	$2,621,000	$2,407,000	$6,025,000	$15,898,000
Fixed assets	532,000	538,000	88,000	75,000	1,233,000
Intangible assets and goodwill	304,000	4,080,000	6,787,000	-	11,171,000
Other non-current assets	189,000	13,000	2,167,000	6,000	2,375,000
Total assets	$5,870,000	$7,252,000	$11,449,000	$6,106,000	$30,677,000

2008
Revenue	$3,737,000	$2,419,000	$2,683,000	$-	$8,839,000
Direct cost of revenues	1,473,000	1,401,000	2,253,000	-	5,127,000
Selling, general and administrative expenses	690,000	827,000	695,000	1,414,000	3,626,000
Depreciation and amortization	120,000	796,000	235,000	-	1,151,000
Operating income (loss)	$1,454,000	$(605,000)	$(500,000)	$(1,414,000)	$(1,065,000)

Current assets	$2,166,000	$6,021,000	$3,099,000	$495,000	$11,781,000
Fixed assets	595,000	767,000	116,000	28,000	1,506,000
Intangible assets and goodwill	591,000	38,632,000	7,397,000	-	46,620,000
Other non-current assets	65,000	25,000	459,000	6,000	555,000
Total assets	$3,417,000	$45,445,000	$11,071,000	$529,000	$60,462,000

Balances have been changed for consistency and comparability of assets and expenses.

Consolidating Statement of Operations (unaudited)
Nine months ended September 30,

	Ticketing	Exhibit	Live		Consolidated
	Services	Merchandising	Entertainment	Corporate	and Combined

2009
Revenue	$13,375,000	$7,396,000	$35,345,000	$-	$56,116,000
Direct cost of revenues	4,876,000	4,424,000	32,377,000	-	41,677,000
Selling, general and administrative expenses	2,649,000	1,791,000	3,075,000	4,392,000	11,907,000
Depreciation and amortization	385,000	888,000	591,000	8,000	1,872,000
Operating income (loss)	$5,465,000	$293,000	$(698,000)	$(4,400,000)	$660,000

2008
Revenue	$10,100,000	$8,501,000	$30,265,000	$-	$48,866,000
Direct cost of revenues	4,283,000	5,082,000	24,816,000	-	34,181,000
Selling, general and administrative expenses	1,903,000	2,873,000	4,231,000	4,315,000	13,322,000
Depreciation and amortization	381,000	2,376,000	609,000	9,000	3,375,000
Operating income (loss)	$3,533,000	$(1,830,000)	$609,000	$(4,324,000)	$(2,012,000)

Balances have been changed for consistency and comparability of assets and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

“Tix” (which may be referred to as the “Company”, “we”, “us” or “our”) means Tix Corporation and its subsidiaries, or one of our segments or subsidiaries, as the context requires. You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.

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

Executive Overview

During the third quarter of 2009, we continued to execute our strategy to improve and build our operations comprised of Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions, Inc. (TPI). The highlights for each of our segments for the nine months ended September 30, 2009 were as follows:

Tix4Tonight

•
For the three and nine months ended September 30, 2009, Tix4Tonight sold 344,000 tickets and 1,003,000 tickets, respectively. These ticket sales represented an increase of 61,000 and 245,000 tickets over the prior year’s comparable three and nine month periods and reflected a 22% and 32% increase over the prior year’s ticket sales.

•
For the three and nine months ended September 30, 2009, Tix4Tonight sold tickets with a value of $19.5 million and $56.6 million, respectively. The value of the tickets sold represented an increase of $5.5 million and $19.2 million over prior year’s comparable three and nine month periods, and reflected a 39% and 51% increase over the prior year’s ticket sales.

•
For the three and nine months ended September 30, 2009, Tix4Tonight’s Tix4Dinner business sold dinner reservations with a value of $345,000 and $949,000, respectively. These reservation sales represented an increase of $105,000 and $318,000 over prior year’s comparable three and nine month periods, and reflected a 44% and 50% increase over prior year’s dinner reservations revenue.

•
After approximately eight years of effort, Tix Corporation has received a Notice of Allowance from the United States Patent and Trademark Office that it will soon be issued a patent for its inventions concerning discount ticket brokerage. The Company believes the patent broadly covers the distribution of discounted tickets and encompasses the business it conducts under its Tix4Tonight subsidiary in Las Vegas. A Notice of Allowance confirms that the patent application has been examined and is allowed for issuance as a patent and that the prosecution on the merits is closed.

Exhibit Merchandising

•	Was profitable for the three and nine months ended September 30, 2009.

•	Negotiated a royalty agreement with exhibition producers reducing our royalty rate by 25%, which we estimate is a savings of $30,000 per month.

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

Exhibit Merchandising recognizes retail store sales at the time the customer takes possession of the merchandise. All sales are net of discounts and returns and exclude sales tax. For online sales, revenue is recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility at the time of shipment, which we refer to as the date of purchase by the customer. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. Shipping and handling revenues from sales are included as a component of net sales. Conversely, shipping and handling costs are a component of direct costs of revenues, pursuant to the authoritative guidance provided by the Financial Accounting Standards Board. The Company does not have any accounts receivable associated with this business because all transactions are done by cash or credit card.

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

Stock-Based Compensation:

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the guidelines provided by the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Intangible Assets and Goodwill:

In December 2007, the FASB amended its guidance on accounting for business combinations and the resulting intangibles and goodwill. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit.

The Company evaluates intangible assets and goodwill for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  There were no indications of impairment based on management’s assessment at September 30, 2009.  At December 31, 2008, we recorded an impairment charge of $33.1 million related to goodwill and intangible assets acquired from our acquisition of EM.  As of September 30, 2009, we have $11.7 million of remaining goodwill and intangible assets related to our acquisitions of John’s Tickets, LLC, EM, Magic and NewSpace. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.

Recently Issued Accounting Guidance:

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. We believe adoption of this new guidance will not have a material impact on our financial statements.

On July 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009. Adoption of the new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 (“SFAS 168”), “Accounting Standards Codification * and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification* (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that this change in accounting policy will have on our consolidated financial statements. Based on our initial assessment, we anticipate that certain entities that are consolidated under our current accounting policy may not be consolidated subsequent to the effective date of the new guidance. The Company does not expect this change in accounting policy to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, and is being applied prospectively. This change in accounting policy had no impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for our Company on January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements. In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The adoption of this new accounting guidance for our nonfinancial assets and nonfinancial liabilities did not have a significant impact on our consolidated financial statements.

Consolidated Results of Operations –
Three and Nine Months Ended September 30, 2009 compared to the Three and Nine Months Ended September 30, 2008:

Consolidated Results of Operations - Three and Nine Months ended September 30,

	Three Months Ended		% change	Nine Months Ended		% change
	September 30,		2009 v	September 30,		2009 v
	2009	2008	2008	2009	2008	2008

Revenue	$9,362,000	$8,839,000	6%	$56,116,000	$48,866,000	15%

Operating Expenses:
Direct operating expenses	5,341,000	5,127,000	4%	41,677,000	34,181,000	22%
Selling, general and administrative expenses	2,139,000	2,212,000	-3%	7,515,000	9,007,000	-17%
Depreciation and Amortization	625,000	1,151,000	-46%	1,872,000	3,375,000	-45%
Corporate expenses	1,488,000	1,414,000	5%	4,392,000	4,315,000	2%

Operating Income (Loss)	(231,000)	(1,065,000)	78%	660,000	(2,012,000)	133%
Operating Margin	-2%	-12%		1%	-4%
Interest expense	(3,000)	(5,000)		(10,000)	(15,000)
Interest income	10,000	7,000		32,000	52,000
Other income (expense) - net	63,000	77,000		217,000	285,000
Income (loss) before income taxes	(161,000)	(986,000)		899,000	(1,690,000)

Income tax expense	-	-		106,000	-

Net income (loss)	$(161,000)	$(986,000)		$793,000	$(1,690,000)

Three Months Ended September 30, 2009 and 2008:

Revenues

The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues we also offer discount dinner reservations and golf tee times. From Exhibit Merchandising, LLC “EM”, we earn revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Through our live entertainment segment, we earn revenues from the presentation and production of events, as well as sponsorship and ancillary revenues. Our revenues for the three months ended September 30, 2009 and 2008 were $9.3 million and $8.8 million, respectively. Our revenues increased $523,000, or 6%, during the three months ended September 30, 2009 as compared to the same period of the prior year. The increase in revenues was primarily the result of an $813,000 increase in Ticketing Services revenues, which was offset in part by a $133,000 decline in revenues from our Merchandising segment and a $157,000 decline in revenues from our Live Entertainment segment.

More detailed explanations of the three months ended September 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct costs of revenues for the three months ended September 30, 2009 and 2008 were $5.3 million and $5.1 million, respectively. Our operating expenses increased $214,000 or 4% during the three months ended September 30, 2009 as compared to the same period of the prior year. The increase in direct operating expenses is reflective of the higher overall revenues earned in Ticketing Services and the higher direct cost of goods and services in our Live Entertainment segment than our other operations.

More detailed explanations of the three months ended September 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Operating Segment Selling, General and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities. Our operating segment selling, marketing and administrative expenses for the three months ended September 30, 2009 and 2008 were $2.1 million and $2.2 million, respectively. Our selling, general and administrative expenses decreased $73,000 or 3% during the three months ended September 30, 2009 as compared to the same period of the prior year due to a $303,000 decline in selling and general and administrative expenses in our Exhibit Merchandising segment.  This decline was offset in part by a $184,000 and $46,000 increase in selling, general and administrative expenses at our Ticketing Services segment and Live Entertainment segment, respectively.

More detailed explanations of the three months ended September 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Corporate Expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses for the three months ended September 30, 2009 and 2008 were $1.5 million and $1.4 million, respectively. Corporate expenses increased $74,000 for the three months ended September 30, 2009, as compared to same period of the prior year. This increase in corporate expenses is the result of an increase in investor relations services obtained.

Depreciation and Amortization

Our depreciation and amortization was $625,000 and $1.15 million for the three months ended September 30, 2009 and 2008 respectively. The decrease of $526,000 in depreciation and amortization expense in 2009 primarily is the result of the $7.7 million impairment of intangible assets we recorded at December 31, 2008, which reduced future amortization expense by $500,000 a quarter.

Other Income and (Expense)

Other Income and Expense was $63,000 for the three months ended September 30, 2009, and was the result of miscellaneous box office revenues, such as patron club income and season handling fees, earned by our Live Entertainment segment Tix Productions.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Income Tax Expense

There was no provision for income taxes for the three months ended September 30, 2009 and 2008 as each period resulted in a loss. The provision for income taxes for the nine months ended September 30, 2009 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods, as a result of our history of losses from operations.

Nine Months Ended September 30, 2009 and 2008:

Revenues

Our revenues for the nine months ended September 30, 2009 and 2008 were $56.1 million and $48.9 million, respectively. Our revenues increased $7.2 million, or 15%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. The increase in revenues was primarily the result of a $5.1 million increase in Live Entertainment revenues and a $3.2 million increase in Ticketing Services revenues, which was offset in part by a $1.1 million decline in revenues from our Merchandising segment.

More detailed explanations of the nine months ended September 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct costs of revenues were $41.7 million for the nine months ended September 30, 2009 as compared to $34.2 million for the nine months ended September 30, 2008. Our operating expenses increased $7.5 million or 22% during the nine months ended September 30, 2009 as compared to the same period of the prior year. The increase in direct operating expenses is reflective of the 15% higher overall revenues earned and the 17% higher revenues earned in our Live Entertainment segment, which has higher direct cost of goods and services than our other operating segments.

More detailed explanations of the nine months ended September 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Operating Segment Selling, General and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities. Our operating segment selling, marketing and administrative expenses were $7.5 million and $9.0 million for the nine months ended September 30, 2009 and 2008, respectively. Our selling, general and administrative expenses decreased $1.5 million or 17% during the nine months ended September 30, 2009 as compared to the same period of the prior year due to a $1.1 million decline in selling and general and administrative expenses in each of our Live Entertainment and Merchandising segments.  This decline was offset in part by a $746,000 increase in selling, general and administrative expenses at our Ticketing Services segment.

More detailed explanations of the nine months ended September 30, 2009 and 2008 changes are included in the applicable segment discussions following.

Corporate Expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses for the nine months ended September 30, 2009 and 2008 were $4.4 million and $4.3 million, respectively. Corporate expenses increased $77,000 for the nine months ended September 30, 2009 as compared to the same period of the prior year. This increase is mainly attributed to $60,000 higher board of director expenses.

Depreciation and Amortization

Our depreciation and amortization was $1.9 million and $3.4 million for the nine months ended September 30, 2009 and 2008 respectively. The decrease of $1.5 million in depreciation and amortization expense in 2009 primarily reflects a $1.5 million decrease in amortization expense. The decrease in amortization expense is the result of the $7.7 million impairment of intangible assets we recorded at December 31, 2008, which reduced future amortization expense by $500,000 a quarter.

Other Income and (Expense)

Other Income and Expense was $217,000 for the nine months ended September 30, 2009, and was the result of miscellaneous box office revenues, such as patron club income and season handling fees, earned by our Live Entertainment segment Tix Productions.

Interest Income

Interest income was immaterial for all periods presented.

Income Tax Expense

The provision for income taxes was $106,000 for the nine months ended September 30, 2009 compared with no provision for the nine months ended September 30, 2008. The provision for income taxes for the nine months ended September 30, 2009 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods, as a result of our history of losses from operations.

Ticketing Services:

Our Ticketing Services segment operating results were as follows:

Segment Reporting- Ticketing Services

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,		2009 vs.	September 30,		2009 vs.
	2009	2008	2008	2009	2008	2008

Revenue	$4,550,000	$3,737,000	22%	$13,375,000	$10,100,000	32%
Operating Expenses:
Direct operating expenses	1,613,000	1,473,000	10%	4,876,000	4,283,000	14%
Selling, general and administrative expenses	874,000	690,000	27%	2,649,000	1,903,000	39%
Depreciation and amortization	131,000	120,000	9%	385,000	381,000	1%

Operating income (loss)	$1,932,000	$1,454,000	33%	$5,465,000	$3,533,000	55%

Operating margin	42%	39%	9%	41%	35%	17%

Three months ended September 30, 2009 and 2008:

Revenues

Ticketing Services has three operating units:

•	Tix4Tonight, our discount ticket seller

•	Tix4AnyEvent (AnyEvent or AE), our premium ticket operation

•	Tix4Members, our membership group ticket sales program

The Ticketing Services segment earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offer discount dinner reservations and golf tee times. Ticketing Services revenues were $4.5 million for the three months ended September 30, 2009 as compared to $3.7 million for the three months ended September 30, 2008. Our revenues increased $813,000, or 22%, during the three months ended September 30, 2009 as compared to the same period of the prior year. The increase in Ticketing Service revenues is the result of a $1.0 million increase in Tix4Tonight revenues and a $103,000 increase in ancillary revenues i.e. the sale of dinner reservations and tee times, offset by a $310,000 decline in premium ticket revenues. Revenues earned through Tix4Members were not meaningful.

Tix4Tonight:

Tix4Tonight revenues for the three months ended September 30, 2009 and 2008 were $4.2 million and $3.2 million, which is an increase of $1.0 million or 32% in 2009 as compared to the same period in 2008. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2009 as compared to 2008. The average selling price per ticket in 2009 was $56.73 per ticket, which represented an increase of $7.06 per ticket or 14% as compared to $49.67 per ticket in 2008. Tix4Tonight discount tickets sold increased by 61,000 tickets or 22% to 344,000 discounted show tickets for the three months ended September 30, 2009. The gross sales value of show tickets sold to customers plus commissions and fees earned were $19.5 million for the three months ended September 30, 2009, as compared to $14.0 million for the three months ended September 30, 2008, or a 39% increase. Lastly, during the three months ended September 30, 2009, revenues from miscellaneous sources of income including discount golf, and dinner reservations increased by $103,000, to $352,000 or 41%.

AnyEvent:

AnyEvent sells premium tickets to concerts, theatre shows and sporting events. AnyEvent’s revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events. AnyEvent revenues for the three months ended September 30, 2009 and 2008 were $26,000 and $336,000 respectively. The $310,000 decline in revenues is primarily the result of an overall decline in demand for premium tickets due to an overall economic malaise, which has led to a decline in discretionary spending. Management expects that AnyEvent’s revenues will decline in 2009 as compared to 2008, but expects its net income to be greater with the reduction of risk and a more measured approach in participating in the sale and distribution of premium tickets to concerts, theatre shows and sporting events.

Tix4Members:

Tix4Members.com is our internet based ticketing operation that was launched in February 2009 in conjunction with Costco Wholesale Corporation (Costco). However, revenues from the Costco arrangement have been minimal. As a result, we have elected to provide notice of termination of the Costco arrangement. The Company believes in this strategy of selling discount tickets to concerts, live theater and sporting events to membership group members through co-branded websites and continues to seek additional partners. Tix4Members sells As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members uses the internet as its customer interface, and instead of offering only discounted day of show tickets, it has expanded the date range of its ticket availability of discount tickets to concerts, theatre shows and sporting events. Tix4Members’ revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events. Tix4Members revenues for the three months ended September 30, 2009 were not meaningful.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct costs of revenues for the three months ended September 30, 2009 and 2008 were $1.6 million and $1.5 million, respectively, which represented an increase in direct operating expenses of $140,000 or 10%, which is reflective of a 22% increase in revenues.  The direct operating expenses for the three months ended September 30, 2009 and 2008, as a percentage of revenues were comparable at 35% and 39%, respectively.

Selling, General and Administrative Expenses

Marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 were $874,000 and $690,000, respectively. Our selling, marketing and general and administrative expenses increased $184,000 or 27%, during the three months ended September 30, 2009 as compared to 2008. Selling, marketing and administrative expenses were comparable at 19% percent of revenues during the three months ended September 30, 2009 as compared to 18% during the three months ended September 30, 2008.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended September 30, 2009 and 2008 were $131,000 and $120,000, respectively. We expect to incur a similar level of depreciation and amortization for the foreseeable future.

Nine months ended September 30, 2009 and 2008:

Revenues

Ticketing Services revenues were $13.4 million and $10.1 million for the nine months ended September 30, 2009 and 2008, respectively. Our revenues increased $3.3 million, or 32%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. The increase in Ticketing Service revenues is the result of a $3.8 million increase in Tix4Tonight revenues and a $300,000 increase in ancillary revenues i.e. the sale of dinner reservations and tee times, offset by a $800,000 decline in premium ticket revenues. Revenues earned through Tix4Members were not meaningful.

Tix4Tonight:

Tix4Tonight revenues for the nine months ended September 30, 2009 and 2008 were $12.1 million and $8.3 million, which is an increase of $3.8 million or 53% in 2009 as compared to the same period in 2008. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2009 as compared to 2008. The average selling price per ticket in 2009 was $56.48 per ticket, which represented an increase of $7.09 per ticket or 14% as compared to $49.39 per ticket in 2008. Tix4Tonight discount tickets sold increased by 245,000 tickets or 32% to 1,003,000 discounted show tickets for the nine months ended September 30, 2009. The gross sales value of show tickets sold to customers plus commissions and fees earned were $56.6 million for the nine months ended September 30, 2009, as compared to $37.4 million for the nine months ended September 30, 2008, or a 51% increase. Lastly, during the nine months ended September 30, 2009, revenues from miscellaneous sources of income including discount golf, and dinner reservations increased by $300,000, to $983,000 or 44%.

AnyEvent:

AnyEvent revenues for the nine months ended September 30, 2009 and 2008 were $281,000 and $1.1 million respectively. The $800,000 or 74% decline in revenues is primarily the result of an overall decline in demand for premium tickets due to an overall economic malaise, which has led to a decline in discretionary spending. As a result of this change, we are assuming less risk and have been able to reduce our overhead and increase the likelihood of profitability. Management expects that AnyEvent’s revenues will decline in 2009 as compared to 2008, but expects its net income to be greater with the reduction of risk and a more measured approach in participating in the sale and distribution of premium tickets to concerts, theatre shows and sporting events.

Tix4Members:

Tix4Members.com is our internet based ticketing operations that was launched in February 2009. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members uses the internet as its customer interface, and instead of offering only deeply discounted day of show tickets, it has expanded the date range of its ticket availability of discount tickets to concerts, theatre shows and sporting events. Tix4Members’ revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events. Tix4Members revenues for the nine months ended September 30, 2009 were immaterial.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct Costs of revenues for the nine months ended September 30, 2009 and 2008 were $4.9 million and $4.3 million, respectively, which represented an increase in direct operating expenses of $593,000 or 14%, which was the result of 32% increase in revenues. The increase in direct operating expenses was the result of a $761,000 increase in rent and a $535,000 increase in employee related expense, which were offset in part by a $623,000 decline in direct operating costs associated with our premium ticket business. The increase in rent expense was the result of a $330,000 increase as a result of new ticket outlets on the Las Vegas strip, $218,000 annual rent increases and a $183,000 increase in bonus rents. Employee related expenses increased 30% to $535,000 which is consistent with the 32% increase in discount show tickets sold. Offsetting the increase in direct operating expenses at our discount ticketing operations was a $623,000 decline in direct operating expenses at our premium tickets operations, which is consistent with the $800,000 or 74% decline in its revenue. The direct operating expenses for the nine months ended September 30, 2009 and 2008, as a percentage of revenues were 36% and 42%, respectively.  The decline in direct operating expenses as a percentage of revenues in 2009 as compared to 2008 is reflective of the fixed nature of these expenses.

Selling, General and Administrative Expenses

Marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $2.6 million and $1.9 million, respectively. Our selling, marketing and general and administrative expenses increased $746,000 or 39%, during the nine months ended September 30, 2009 as compared to 2008. The increase in selling, general and administrative expenses is reflective of the 32% increase in revenue activity at Tix4Tonight. Selling, marketing and administrative expenses were 19% percent of revenues during the nine months ended September 30, 2009 as compared to 18% during the nine months ended September 30, 2008.

Depreciation and Amortization

Depreciation and amortization expense incurred during the nine months ended September 30, 2009 and 2008 were $385,000 and $381,000, respectively. We expect to incur a similar level of depreciation and amortization for the foreseeable future.

Exhibit Merchandising:

Our Exhibit Merchandising segment operating results were as follows:

Segment Reporting - Exhibit Merchandising

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,		2009 vs.	September 30,		2009 vs.
	2009	2008	2008	2009	2008	2008

Revenue	$2,286,000	$2,419,000	-5%	$7,396,000	$8,501,000	-13%
Operating Expenses:
Direct operating expenses	1,321,000	1,401,000	-6%	4,424,000	5,082,000	-13%
Selling, general and administrative expenses	524,000	827,000	-37%	1,791,000	2,873,000	-38%
Depreciation and amortization	295,000	796,000	-63%	888,000	2,376,000	-63%

Operating income (loss)	$146,000	$(605,000)	124%	$293,000	$(1,830,000)	116%

Operating margin	6%	-25%	124%	4%	-22%	118%

Three Months Ended September 30, 2009 and 2008:

Revenues

EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially available and extensive custom-branded product for sale. It operates the stores in space rented in conjunction with the exhibit. During the three months ended September 30, 2009 and 2008, EM generated $2.3 million and $2.4 million in revenues, respectively. Revenue is derived from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs” are currently booked in museums through July 2011 and December 2012, respectively. During the third quarter of 2009, although there was a 46% increase in attendance to the exhibits, there was a 35% decrease in revenue per attendee. The decline in revenues per attendee is the result of generally poor economic conditions, as well as a competing store at one of the exhibit locations, which management believes resulted in a $134,000 decline in revenues.

Direct Operating Expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses for the three months ended September 30, 2009 and 2008 were $1.3 million and $1.4 million, respectively and as a percent of revenues were 58%.

Selling, Marketing and Administrative Expenses

EM’s selling, marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment’s cost of management. For the three months ended September 30, 2009 and 2008, EM’s selling, marketing and administrative expenses were $524,000 or 23% of revenues and $827,000 or 34% of revenues, respectively. The decline in selling, marketing and administrative expenses reflects the lower cost of operating domestic stores as compared to operating stores abroad.  In 2009, the exhibits for which EM provides merchandising services were all domestic shows, whereas in 2008, all of the shows were located abroad.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended September 30, 2009 and 2008 was $295,000 and $796,000, respectively, and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. The decrease in amortization expense relates to the $7.7 million impairment of intangible assets we recorded at December 31, 2008, thereby reducing the annual amortization charge by approximately $2.0 million or $500,000 quarterly. We expect the current level of depreciation and amortization to continue through 2010.

Nine Months Ended September 30, 2009 and 2008:

Revenues

During the nine months ended September 30, 2009 and 2008, EM generated $7.4 million and $8.5 million in revenues, respectively. Revenue is derived from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs” are currently booked in museums through July 2011 and December 2012, respectively. The $1.1 million decline in revenues during the nine months ended September 30, 2009 is due to the move of the exhibit, “Tutankhamun and The Golden Age of the Pharaohs” from Dallas to San Francisco which caused the exhibit to be closed for approximately 45 days as compared to a closure of approximately 30 days in 2008; as a result, visitor attendance declined 25% for this exhibit. Although there was an overall 7% increase in visitor attendance at the exhibits, there was an 18% decline in revenues per attendee. The decline in revenues per attendee is due to generally poor economic conditions as well as a competing store at one of the exhibit locations.

Direct Operating Expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses for the nine months ended September 30, 2009 and 2008 were $4.4 million and $5.1 million, respectively and were 60% of revenues.

Selling, Marketing and Administrative Expenses

EM’s selling, marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment’s cost of management. For the nine months ended September 30, 2009 and 2008, EM’s selling, marketing and administrative expenses were $1.8 million or 24% of revenues and $2.9 million or 34% of revenues, respectively. The decline in selling, marketing and administrative expenses reflect the lower cost of operating domestic stores as compared to operating stores abroad.  In 2009, the exhibits for which EM provides merchandising services were all domestic shows, whereas in 2008, all of the shows were located abroad.

Depreciation and Amortization

Depreciation and amortization expense incurred during the nine months ended September 30, 2009 and 2008 was $888,000 and $2.4 million, respectively, and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. The decrease in amortization expense relates to the $7.7 million impairment of intangible assets we recorded at December 31, 2008, thereby reducing the annual amortization charge by approximately $2.0 million or $500,000 quarterly. We expect the current level of depreciation and amortization to continue through 2010.

Live Entertainment:

Our Live Entertainment segment operating results were as follows:

Segment Reporting- Tix Productions

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,		2009 vs.	September 30,		2009 vs.
	2009	2008	2008	2009	2008	2008

Revenue	$2,526,000	$2,683,000	-6%	$35,345,000	$30,265,000	17%
Operating Expenses:
Direct operating expenses	2,407,000	2,253,000	7%	32,377,000	24,816,000	30%
Selling, general and administrative expenses	741,000	695,000	7%	3,075,000	4,231,000	-27%
Depreciation and amortization	196,000	235,000	-17%	591,000	609,000	-3%

Operating income (loss)	$(818,000)	$(500,000)	64%	$(698,000)	$609,000	-215%

Operating margin	-32%	-19%	-68%	-2%	2%	-198%

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

Three Months Ended September 30, 2009:

Revenues

During the three months ended September 30, 2009 and 2008, revenues from our Live Entertainment operations were $2.5 million and $2.7 million, respectively. The $157,000 decrease in revenues is due to several factors including:

•
In the third quarter of 2009, we presented or produced 6 show dates as compared to 16 show dates in the third quarter of 2008. The decrease in revenues attributable to the 62% decline in the number of shows produced and related revenues was offset in part in 2009 by several shows being presented in arenas where ticket prices and number of attendees are greater than the community theaters, where many of our shows generally play. As a result of these arena plays, our show revenues declined only 6% to $2.5 million in 2009, as compared to $2.7 million in 2008.

•
In 2008, tours of live entertainment companies began earlier and later in the year to avoid the presidential campaign season (July through October) when advertising prices were at their highest and audience attention at its lowest. As a result, Live Entertainment revenues in 2008 were higher than normal for the first and fourth quarters and lower than normal in the second quarter. The third quarter is our live entertainment segment’s weakest quarter as a result of live theater seasons ending in June and starting in October. In addition, in 2008, many productions that Tix was associated with toured Canada during the election cycle which, due to a strong Canadian dollar and economy, resulted in unusually strong profits. These combined factors resulted in an unusually large number of productions in the first and fourth quarters that under normal circumstances would have naturally fallen in the second or third quarters.

Revenues from live entertainment are a function of a number of elements: tickets sold, ticket prices and ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these revenues at gross. In other instances where we only receive a fee and are not the principal obligors to vendors, we record these revenues at net. It is management’s belief that this is consistent with the authoritative guidance provided by the Financial Accounting Standards Board. Revenues from our Live Entertainment operations are seasonal with the first and fourth quarters being traditionally the strongest.

Opportunities for growth in the Live Entertainment unit revolve around our expanding ownership of intellectual content, for example our producing role in the new “101 Dalmatians-The Musical” project and “American Idiot”, which gives us first rights to present these shows and provides us the ability to direct ticket sales and branded merchandising to our other operating segments. In addition, we see growth opportunities to present in major marketplaces where competition has diminished due to industry consolidation such as Detroit and Milwaukee, and even more opportunities in smaller markets where individual promoters and competitors have left the market.

Direct Operating Expenses

During the three months ended September 30, 2009 and 2008, direct operating expenses were $2.4 million and $2.3 million and represented 95% and 84% of revenues, respectively. The higher direct operating cost as a percentage of revenues reflects the greater number of tickets that have been discounted in 2009 as compared to 2008, as a strategic response to lower demand due to the poor economic climate. Expenses that are direct operating expenses include the show guarantees, profit sharing and royalties paid directly to the touring productions; direct expenses of the theater which include staffing, rent and box office charges; marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. For the three months ended September 30, 2009 and 2008, Live Entertainment’s administrative expenses were $741,000 or 29% of revenues, and $695,000 or 26% of revenues, respectively.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended September 30, 2009 and 2008 was $196,000 and $235,000, and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for the remainder of 2009.

Nine Months Ended September 30, 2009:

Revenues

During the nine months ended September 30, 2009 and 2008, revenues from our Live Entertainment operations were $35.3 million and $30.2 million, respectively. The $5.1 million increase in revenues is due to several factors including:

•
During the nine months ended September 30, 2009, we presented or produced 396 show dates as compared to 391 show dates in the nine months ended September 30, 2008. In addition, several shows that were presented in 2009 were in arenas where ticket prices and number of attendees are greater than the community theaters, where many shows generally play. As a result of these, our show revenues increased by $5.1 million.

•
In 2008, tours of live entertainment companies began earlier and later in the year to avoid the presidential campaign season (July through October) when advertising prices were at their highest and audience attention at its lowest. As a result, Live Entertainment revenues in 2008 were higher than normal for the first and fourth quarters and lower than normal in the second quarter. The third quarter is our live entertainment segment’s weakest quarter as a result of live theater seasons ending in June and starting in October. In addition, in 2008, many productions that Tix was associated with toured Canada during the election cycle which, due to a strong Canadian dollar and economy, resulted in unusually strong profits. These combined factors resulted in an unusually large number of productions in the first and fourth quarters that under normal circumstances would have naturally fallen in the second or third quarters.

Revenues from live entertainment are a function of a number of elements: tickets sold, ticket prices and ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these revenues at gross. In other instances where we only receive a fee and are not the principal obligors to vendors, we record these revenues at net. It is management’s belief that this is consistent with the authoritative guidance provided by the Financial Accounting Standards Board. Revenues from our Live Entertainment operations are seasonal with the first and fourth quarters being traditionally the strongest.

Direct Operating Expenses

During the nine months ended September 30, 2009 and 2008, direct operating expenses were $32.4 million and $24.8 million and represented 92% and 82% of revenues, respectively. The higher direct operating cost as a percentage of revenues reflects the greater number of tickets that have been discounted in 2009 as compared to 2008, due to the poor economic climate. Expenses that are direct operating expenses include the guarantees, profit sharing and royalties paid directly to the touring productions; direct expenses of the theater which include staffing, rent and box office charges; marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. For the nine months ended September 30, 2009 and 2008, Live Entertainment’s administrative expenses were $3.1 million or 9% of revenues, and $4.2 million or 14% of revenues, respectively.

Depreciation and Amortization

Depreciation and amortization expense incurred during the nine months ended September 30, 2009 and 2008 was $591,000 and $609,000, and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for the remainder of 2009.

Liquidity and Capital Resources:

At September 30, 2009, we had cash of $10.1 million and total assets of $30.7 million compared to $9.2 million and $28.8 million, respectively, at December 31, 2008. Our working capital totaled $9.4 million at September 30, 2009, compared to $8.0 million at December 31, 2008. We had no debt for the nine months ended September 30, 2009 and the year ended December 31, 2008.

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

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$793	$(1,690)
Non-cash charges, net	3,261	5,286
Decrease in cash from working capital changes	(2,475)	(969)

Cash flows from operating activities	$1,579	$2,627

Cash provided by operating activities declined $1.0 million for the nine months ended September 30, 2009. The decline in cash provided from operating activities is the result of $2.5 million increase in net income net of tax, which was offset by a decrease of $2.0 million in non-cash charges, and a $1.5 million decrease in working capital charges. The decline in non-cash charges for the nine months ended September 30, 2009, as compared to the same period of 2008, is primarily attributable to a $2.0 million decline in amortization of intangible expenses. The decline is the result of our write-off of intangible assets related to Exhibit Merchandising in 2008. These increases were offset by a $1.5 million decline in working capital. Items contributing to the decline in working capital were $1.6 million increase in advances to vendors and $1.8 million in additional capitalized theatrical costs, which was offset in part by a $1.2 million decrease in inventory. The remaining $700,000 difference in working capital items is due to small differences in several smaller accounts.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash flows from investing activities:

Purchases of property, plant and equipment	(197)	(398)

Acquisitions	-	(3,225)

Cash flows from investing activities	$(197)	$(3,623)

For the nine months ended September 30, 2009 and 2008, net purchases of property, plant and equipment accounted for minor cash outlays. We expect purchase of property, plant and equipment to be an insignificant portion of our cash flow activities. During the nine months ended September 30, 2008, we used $3.2 million in cash to fund the acquisitions of Magic Arts & Entertainment and NewSpace Entertainment, for which there is no corresponding transaction in the nine months ended September 30, 2009.

Cash Flows from Financing Activities

        Cash flows from financing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash flows from financing activities:
Cost of Treasury Stock	(463)	(1,128)
Payments of capital lease obligations	(39)	(34)
Net Proceeds from exercise of options and warrants	23	54
Cash flows from financing activities	$(479)	$(1,108)

Cash provided by financing activities increased by $629,000 for the nine months ended September 30, 2009, primarily driven by a $665,000 decrease in cash used to repurchase shares of our common stock under the stock repurchase program described below. Amounts paid related to capital leases obligations or amounts received related to options and warrants were immaterial.

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

		Three months ended		Three months ended
		September 30, 2009		September 30, 2008

Net loss		$(161,000)		$(986,000)

Interest income	$10,000		$7,000
Interest expense	(3,000)		(5,000)
Net interest income	$7,000	7,000	$2,000	2,000

Depreciation		492,000		170,000
Amortization		133,000		981,000
Income taxes		-		-

EBITDA		$457,000		$163,000

		Nine months ended		Nine months ended
		September 30, 2009		September 30, 2008

Net income (loss)		$793,000		$(1,690,000)

Interest income	$32,000		$52,000
Interest expense	(10,000)		(15,000)
Net interest income (expense)	$22,000	22,000	$37,000	37,000

Depreciation		397,000		1,388,000
Amortization		1,475,000		1,987,000
Income Taxes		106,000		-

EBITDA		$2,749,000		$1,648,000

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

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at September 30, 2009, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

	Payments due by Fiscal Years Ending December 31,
	Total	2009	2010	2011	2012	2013 and beyond

Employment agreements	$3,201,000	$537,000	$1,898,000	$679,000	$87,000	$-

Capital lease obligations	102,000	15,000	67,000	9,000	8,000	3,000

Operating lease obligations	9,097,000	771,000	2,918,000	2,239,000	1,828,000	1,341,000

Total contractual cash obligations	$12,400,000	$1,323,000	$4,883,000	$2,927,000	$1,923,000	$1,344,000

Employment Agreements:

The Company has employment agreements with its President and Chief Executive Officer, as well as several of its key officers and employees that are for varying periods of one to three years.

Retirement Plan:

The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 75% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to 100% of the first 3% withheld and 50% for the next 2% withheld. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $108,000 and $86,000 for the nine months ended September 30, 2009 and 2008, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As substantially all of our investments are in short-term bank deposits, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three- or nine month periods ended September 30, 2009, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in legal proceedings that are incidental to its business and occur in the ordinary and routine course of business.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s 2008 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Common stock repurchases made in the quarter

In the nine months ended September 30, 2009, we paid $463,000 for the purchase of 282,000 of our common shares in the open market for the recipients of our 2009 common stock grants.

2008 Repurchase Program
				Maximum number of
			Total number of	shares that may
			shares purchased	yet be purchased
			as part of publicly	under a publicly
	Total number of	Average price	announced plan or	announced plan
Period	shares purchased	paid per share	program	or program
January 2009	91,300	$1.99	823,670	176,330
February 2009	83,600	$1.60	907,270	92,730
March 2009	50,900	$1.25	958,170	41,830
Q1 2009	225,800	1.68	958,170	41,830

April 2009	28,482	$1.30	986,652	13,348
May 2009	11,100	$1.29	997,752	2,248
June 2009	2,248	$1.89	1,000,000	-
Q2 2009	41,830	1.32	1,000,000	-

Total	267,630	$1.62	1,000,000	-

2009 Repurchase Program
				Maximum number of
			Total number of	shares that may
			shares purchased	yet be purchased
			as part of publicly	under a publicly
	Total number of	Average price	announced plan	announced plan
Period	shares purchased	paid per share	or program	or program
June 2009	5,000	$1.91	5,000	995,000
July 2009	9,000	$2.18	14,000	986,000
August 2009	-	$-	14,000	986,000
September 2009	-	$-	14,000	986,000
Q3 2009	9,000	2.18	14,000	986,000

Total	14,000	$2.08	14,000	986,000

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

TIX CORPORATION (Registrant)

Date: November 9, 2009	By:	/s/Mitch Francis
Mitch Francis
Chief Executive Officer

Date: November 9, 2009	By:	/s/ Matthew Natalizio
Matthew Natalizio
Chief Financial Officer (On behalf of the registrant and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

10.1	Employment Agreement dated as of March 1, 2009 between Mitch Francis and the Company. (1)

31.1	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009.