Form 10-K
period 2009-12-31
Tix CORP
filed 2010-03-16
CIK 925956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009,

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

Indicate by check mark whether the registrant is (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company☐

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of June 30, 2009, based on the closing market price of $2.45 per share, was $50,225,858.

As of February 27, 2010, the issuer had 31,123,357, shares of common stock issued and outstanding, net of treasury shares.

Documents incorporated by reference: None.

PART I.

“Tix Corporation” (which may be referred to as “Tix”, the “Company”, “we”, “us” or “our”) means Tix Corporation and its subsidiaries, or one of our segments or subsidiaries, as the context requires.

Special Note about Forward-Looking Statements

Certain statements contained in this Form 10-K (or otherwise made by us or on our behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases conferences, internet postings or otherwise) that are not statement of historical facts constitute "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, not withstanding that such statements are not specifically identified.  Forward-looking statements include, but are not limited to statements about our financial position, business strategy, competitive position, potential growth opportunities, and potential operating performance improvements, the effects of competition, the effects of future legislation or regulations and plans and objectives or our management for future operations.  We have based our forward looking statements on our beliefs and assumptions based on information available to us at the time the statements are made.  Use of the words “anticipates”, “believes”, “expects”, “estimates” “intends”, “may”, “outlook”, “plans”,  “potential”, “project”, “predict”, “should”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Tix Corporation is a diversified integrated entertainment company providing ticketing services, event merchandising, and the production and promotion of live entertainment. The Company was incorporated in the State of Delaware in April 1993. Its principal executive offices are located at 12001 Ventura Place, Suite 340, Studio City, California 91604. Its principal website is www.tixcorp.com. Tix Corporation is listed on The NASDAQ Capital Markets, trading under the symbol “TIXC.”

Our Business Strategy

Tix Corporation is an integrated entertainment company focusing on ticketing services, event merchandising, and the production and promotion of live entertainment. We operate three complementary business units: Tix4Tonight, Exhibit Merchandising (EM), and Tix Productions Inc. (TPI).  TPI was formed by combining Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace), which were acquired at the beginning of 2008. Our broad strategic goals are to be the leading discount ticket and group ticket seller in the US, a leading exhibition and event merchandising company, and a major presenter and producer of live entertainment in the US and Canada. We are pursuing these strategic goals through both internal and external means. Internally we are looking at opportunities to enhance both revenue and operating income by increasing market share, focusing on internal cost control and streamlining our operating procedures. Externally we are looking for accretive growth opportunities through the acquisition of complementary businesses and exploitation of new and existing market opportunities. We are executing these strategies utilizing tactical approaches as outlined below:

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

o	Event Merchandising is increasing revenues by identifying new projects internally through Tix Productions and externally through add-on opportunities created from relationships with existing clients;

o
Tix Productions is expanding its live entertainment offerings through development of presenting relationships with new presenters, expanding its existing relationship with several major show producers, and more focused exploitation of internally produced shows.

•
Focus on acquiring and developing intellectual property. We are always seeking to expand the opportunities inherent in owning the creative content of live entertainment productions. Tix Productions is aggressively pursuing producing opportunities that can provide add-on opportunities across our complementary businesses of presenting, ticket distribution and merchandising. When we take an equity position in a touring production, we are sharing the financial risk of the tour with the other equity holders, which makes it easier to assure that we have complementary opportunities to present those shows in our markets, sell the merchandise, and handle discount and premium ticketing opportunities.

•
Extend our network of relationships with producers, promoters and venue managers. Recognizing the value inherent in strong relationships, TPI is pursuing promoting and producing opportunities with a group of leading producers and promoters of live entertainment and with leading venues in major markets in the US and Canada.  In a difficult economic time, the multiple revenue streams that we can offer a producer allows for novel partnerships and deal-making, thus increasing our business opportunities.

In order to achieve our objectives and successfully implement our strategies, we have made and expect to continue to pursue investments and acquisitions that contribute to the above goals where the valuations, returns, and growth potential are consistent with our long-term goal of increasing shareholder value.

Our History

Prior to December 31, 2003, we were in an unrelated business. From January 2004 until March 2007, our principal business activity was the sale of tickets for Las Vegas shows at a discount from the original box office price on the day of the performance, through our wholly-owned subsidiary, Tix4Tonight, LLC (Tix4Tonight). In March 2007, we acquired the assets of John’s Tickets, LLC, which was a premium ticket reseller of live theatre, concerts and sporting events.  In March 2010, Tix4Tonight acquired certain assets and assumed the responsibility of certain leases of All Access Entertainment, LLC (All Access). All Access was a competitor of Tix4Tonight in the Las Vegas last minute discount ticket market and operated five locations with the main location located in Circus-Circus. The acquisition of these assets and the assumption of the leases provide us with greater coverage of the Las Vegas area in which to sell our discount tickets. In August 2008, we acquired the assets of Exhibit Merchandising, LLC (Ohio). The assets of Exhibit Merchandising, LLC (Ohio) were assigned to Exhibit Merchandising, LLC (Nevada) (EM) which owns and operates complete turnkey retail stores that are leased in conjunction with the exhibits that they are supporting, stocked with commercially-available and extensive custom-branded products for sale in addition to professional management that complements the exhibition or theatrical production it represents. The major exhibit currently operated by EM is “Tutankhamun and The Golden Age of the Pharaohs.” EM has agreements to operate stores for three exhibitions in 2010. In January 2008, we acquired two live theatrical and concert production companies: Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace).

Our Business

We operate in three reportable segments: ticketing services, event and branded merchandising, and with our formation of Tix Productions, Inc. (TPI) in 2008, live entertainment.

Operating Segments

Ticketing Services

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight, which offers for sale discount and premium tickets, and provides group sale services. Discounted tickets are sold byTix4Tonight, while premium tickets are offered through Tix4AnyEvent, and group sales are handled through Tix4Members.com. When selling last minute discounted tickets, Tix4Tonight sells them under short-term, exclusive and non-exclusive agreements with approximately 85 Las Vegas shows and attractions, out of a total of approximately 110 Las Vegas shows and attractions running at any one time.  Tix4Tonight typically does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost, that is, we record only the commissions and service fees as revenues.

We conduct the operations of Tix4Tonight at twelve leased locations in Las Vegas, Nevada:

The South Strip ticketing locations are at:
1.	Tahiti Village at the southern end of the Las Vegas strip, south of McCarran International Airport (former All Access location);
2.	Town Square Shopping Center near McCarran International Airport (opened December 2009);
3.	Showcase Mall at the base of the world famous giant glass Coke bottle, across from New York, New York.

The Mid-South Strip ticketing location is at:
4.	The Hawaiian Marketplace Shopping Center.
At the heart of the strip, our ticketing location is at:
5.	Bill’s Gamblin Hall at the intersection of “Flamingo” and the “Strip”(opened November 2008).
The Mid-North Strip ticketing locations are at:
6.	The Fashion Show Mall Strip entrance in front of Neiman-Marcus;
7.	Casino Royale Hotel between the Venetian Hotel and Harrah’s Hotel.
North Strip ticketing locations are at:
8.	Slots-A-Fun Casino (former All Access location);
9.	Two locations in Circus Circus Hotel and Casino (both are former All Access locations);
10.	Blue booth in front of the Peppermill Restaurant between the Riviera Hotel and Denny’s;
Non-Strip ticketing locations are at:
11.	Downtown Fremont Street Experience is at the Four Queens Hotel;
12.	Tuscany Suites & Casino east of the Las Vegas Strip.

Tix4Tonight also maintains leased administrative offices for Tix4Tonight in Las Vegas, Nevada.

Effective March 14, 2007, we acquired substantially all the assets of John’s Tickets, LLC, an Ohio limited liability company dba Tix4AnyEvent (“AnyEvent”).  AnyEvent is a national event ticket broker that sells premium tickets for sporting events, concerts, tours and theatre. AnyEvent operations are located in the administrative offices of Tix Corporation in Studio City, California.

Beginning August 10, 2006, as an adjunct to its Las Vegas show ticketing business, we launched our Tix4Dinner operations from the same leased locations as the sale of show tickets. Tix4Dinner offers reservations for discounted dinners at various restaurants on the Las Vegas strip, usually sold in conjunction with show tickets at T4T.

In February 2009, we launched our internet based ticketing operation, Tix4Members.com in conjunction with Costco Wholesale Corporation (Costco). However, revenues from the Costco arrangement were minimal. As a result, we terminated the Costco arrangement effective October 2009. The Company believes in this strategy of selling discount tickets to concerts, live theater, and sporting events to membership group members through co-branded websites, and continues to seek additional partners. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discount ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members uses the internet as its customer interface, and instead of offering only discounted day of show tickets, it has expanded the date range of its ticket availability of discount tickets to concerts, theatre shows and sporting events.

In March 2010, Tix4Tonight acquired certain assets and assumed the responsibility of certain leases of All Access Entertainment, LLC (All Access). All Access was a competitor of Tix4Tonight in the Las Vegas last minute discount ticket market and operated five locations with the main location located in Circus-Circus. The acquisition of these assets and the assumption of the leases provide us with greater coverage of the Las Vegas area in which to sell our discount tickets.

Because of the seasonal nature of tourism and convention attendance in Las Vegas, attendance patterns at Las Vegas shows may vary accordingly. The nature and degree of this seasonality varies among Las Vegas shows depending on the time of year, as well as the nature of entertainment alternatives available to audiences. Tix4Tonight’s revenues are more dependent on the type of shows being offered for sale than seasonality.

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

EM offers exhibit and theatrical producers the opportunity for additional revenue streams without adding the retail expertise required to manage the operations, thereby leveraging the use of EM’s expertise and knowledge in the specialized retail world. Producers receive a royalty payment based upon gross sales that occur in each period with no other expense to the producer.

EM develops custom pieces that fit the specific exhibition branding in consultation with each event producer. EM strives to run an efficient operation, focused on providing superior customer service and quality products on the front end, and efficient management on the back end.

EM will be providing and operating the retail specialty stores for the next museum exhibition tour by Arts and Exhibitions International, LLC (AEI), a subsidiary of AEG, “Cleopatra: The Search for the Last Queen of Egypt”, when it makes its worldwide debut in Philadelphia at The Franklin Institute. The tour runs from June 5, 2010 to January 2, 2011, before moving on to four other cities that are currently scheduled.

Live Entertainment

In early 2008, we acquired two live theatrical and concert production companies: Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). Magic and NewSpace were both independent presenters and producers of live theater and concerts with a history of working together. In May 2008, we combined the operations of these two entertainment companies into our newly-formed, wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of these two companies into a single entity, we have been better able to leverage resources, gain operating efficiencies, and more fully utilize their combined experience with venues, producers and promoters. NewSpace and Magic continue to operate under their previous names as a reflection of the marketplace recognition of these entities.

As presenters, we generally contract for entertainment properties from producers to present in markets in the US and Canada. We have worked in most major North American cities and can negotiate terms that are unavailable to presenters in individual markets. In eleven markets, we have substantial subscriber-based operations operating as “Broadway in (city name)” series which greatly reduces the risk associated with individual presentations and provides additional opportunities to generate sponsorship and other ancillary revenue streams. These markets are Salt Lake City, Eugene, Kalamazoo, Akron, Albuquerque, Colorado Springs, Detroit, Fresno, Boise, Birmingham, and Milwaukee. In Canada, we have a presenting relationship that operates under the name Canada Theatricals Live which is now the second largest presenter of theater-based events in Canada. We use a wide variety of marketing channels to sell tickets to these programs including our Salt Lake City based group sales team, traditional marketing tools including print, radio, television, outdoor, internet-focused marketing tools, and internet social networking groups. In addition, we may invest in shows or productions in advance of their initial tours to obtain favorable presentation and merchandising rights.

Net revenues from live entertainment are a function of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  Expenses that would be characterized as Cost of Goods Sold include the guarantees, profit sharing and royalties paid directly to the touring productions, direct expenses of the theater which include staffing, rent and box office charges, marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live entertainment productions typically have substantial artist sharing relationships with the productions involved, and as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production or artist. On the other hand, significant decreases in presentation revenue do have a comparably large impact on operating income as the largest burden of risk in these presentations lies with the promoter.

The Company has invested in carious nonconsolidated affiliates that are primarily related to live shows.  The Company owns a 40% interest in an LLC which was formed in 2009 to develop, produce and promote a traveling musical of Mr. Dodie Smith’s story “101 Dalmatians.”  This investment is not consolidated, but is accounted for using the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates.  The Company’s proportional interest in its operating results is recorded in the consolidated statement of operations and comprehensive loss as equity in losses of nonconsolidated affiliates.

Revenue Concentrations

During 2009, 47% of our Ticketing Service segment’s revenues were derived from two separate producers that we sell discount tickets for multiple shows, of which 32% was related to one producer and 15% was related to the other producer. The shows appear at different venues, hotels or theatres; however no single show, venue or theatre was greater than 10% of revenues. During the year ended December 31, 2008, 37% of our Ticketing Service segment’s revenues were derived from two producers of shows, of which 24% was related to one producer and 13% was related to the other producer. The multiple shows appeared at different venues, hotels or theaters; however, no single show, venue or theatre was greater than 10% of revenues. During the year ended December 31, 2007, there were no showrooms or other ticket sources which accounted for 10% or more of ticketing services revenues.

Substantially all of Exhibit Merchandising’s revenues since its acquisition on August 8, 2007 have been derived from the exhibits, “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs.”

During 2009 and 2008, our Live Entertainment segment had several shows that were in excess of 10% of its revenues. In 2009, we had two shows that represented 39% of our Live Entertainment segment’s revenues, of which one show represented 28% of revenues and a second show represented 11% of revenues. In 2008, we had four shows that represented 45% of our Live Entertainment segment’s revenues with each show representing slightly more than 10% of revenues. At the end of 2009 and 2008, we owed one show approximately $2.8 million and $1.3 million, respectively.

Competition

The following is a discussion of the competitive landscape of each of our operating segments.

Ticketing Services

Tix4Tonight sells unsold tickets on the same day of the performance, generally at 25% to 50% off the box office price. Producers provide such tickets to the Company both on an exclusive and non-exclusive basis. Therefore, new ticket brokers can enter into competition with the Company to offer the same or similar ticketing services to non-exclusive shows and customers. Tix4Tonight, after its acquisition of All Access, currently has one stand-alone discount ticket competitor in the Las Vegas market and faces competition from venues and producers selling discount tickets direct to customers, and the possibility exists for other competitors to compete both there and in other markets targeted by the Company. Additionally, with the Company’s launch of its third ticketing platform, Tix4Members.com in 2009, the Company has entered the national group sales market.  The first affiliate member group to launch was Costco Wholesale Corporation whose co-branded website operated from February 2009 until October 2009, at which time the Company elected to provide notice to terminate the agreement, as it resulted in minimal revenues. The Company believes in this strategy and continues to seek additional partners. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members.com uses the internet as its customer interface, and has expanded the date range of ticket availability instead of offering only day of show tickets. Other competitors may possess longer operating histories, larger customer bases, longer relationships with producers, and significantly greater financial, technical, marketing, and public relations resources than the Company. Accordingly, we may not be able to compete successfully and competitive pressures may adversely affect our business, results of operations and financial condition.

Exhibit and Event Merchandising

Our main competitor is Event Network, whose business model is to manage smaller permanent location retail gift shops at museums, zoos, historical and other like attractions that are more of a permanent nature, with a small number of touring exhibits. We differ in our operations by focusing on large touring exhibitions with higher volume of sales.  We believe our background and experience in the entertainment industry allows us to be able to react quickly to changes in schedules, volume of sales, and other business perspectives related to touring events and exhibitions. Further, our experience operating in foreign market places including Canada, Australia, United Kingdom and Austria, provide us significant opportunities.

Live Entertainment

Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality entertainment products and enhanced revenues to promoters, producers and live entertainment venues. We are able to do this through our ability to provide complementary revenue opportunities in our markets, sell the merchandise, and handle discount and premium group sales ticketing opportunities. We believe that our primary strengths include:

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

Government Regulations:

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

Intellectual Property:

We create and own intellectual property. It is our practice to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. Our trademarks include, among others, “Tix4”, “Tix4Tonight”, “Tix4Dinners”, “Tix4Members.com”,  “Tix4Members.net”, and through acquisition of Magic Arts and Entertainment, we acquired the “Broadway” theatrical rights to “101 Dalmatians.” Additionally, the United States Patent and Trademark Office has awarded and issued the Company a United States patent on a "Ticket Distribution System." The new patent covers a number of the key aspects of discount ticketing brokerage operations and technological systems related to the sale and distribution of unused tickets. We believe the patent broadly covers the way our Tix4Tonight subsidiary distributes discount tickets and encompasses our distribution methods. We believe that our patent, trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. We cannot predict however whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.

Insurance:

We maintain insurance coverage that we believe provides adequate coverage for all of our current operations. We maintain $1,000,000 of "key-man" life insurance on the life of Mitch Francis, our President and Chief Executive Officer, as to which we are the sole beneficiary.

Employees:

As of January 30, 2010, we had 172 employees. At Tix corporate operations, we had eleven full-time employees; 105 employees at our Las Vegas operations; 27 employees at Exhibit Merchandising, of which eleven were in San Francisco, California, three are at Norfolk, Virginia, and one in Toronto, Canada. Additionally we have two employees touring with our live theatrical productions. Tix Productions has 29 employees. Employees at the Las Vegas operation consist of both full-time and part-time employees. Our employees are not represented by any unions. We believe that our relations with our employees are satisfactory.

Available Information:

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website, www.tixcorp.com, as soon as reasonably practicable after they are filed electronically with the SEC.  We are providing the address to our Internet site solely for the information of investors.  We do not intend the address to be an active link or to otherwise incorporate the contents of the website into the report.

Item 1A. RISK FACTORS

We are subject to various risks that may materially affect our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company’s common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and an investor could lose all or part of his investment.

WE MAY BE ADVERSELY AFFECTED BY A GENERAL DETERIORATION IN ECONOMIC CONDITIONS, WHICH COULD AFFECT CONSUMER AND CORPORATE SPENDING, AND THEREFORE SIGNIFICANTLY ADVERSELY IMPACT OUR OPERATING RESULTS.

Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business.  The impact of slowdowns on our businesses is difficult to predict, but it may result in reductions in ticket sales and our ability to generate revenue. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at events that we are involved in the ticket sales, merchandising, or production and promotion. There is evidence that this is affecting demand for some of our products and services, and a continued decline in economic activity could adversely affect demand for any of our businesses, thus reducing our revenue and earnings.  A sustained decline in economic conditions could result in a decline in attendance at or reduction in the number of live entertainment events, which would have an adverse effect on our revenue and operating income.

Our business depends on discretionary consumer and corporate spending. Many factors related to discretionary consumer spending and corporate spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest, tax rates and inflation, can significantly impact our operating results.

WE HAVE INCURRED NET LOSSES AND MAY EXPERIENCE FUTURE NET LOSSES.

Our operating results have been adversely affected by among other things, goodwill and intangible asset impairments and increased stock compensation expense related to obtaining access to the distribution rights of tickets to sporting, theatre and concert events. We incurred net losses of approximately $518,000, $34.7 million and $16.3 million in 2009, 2008, and 2007, respectively. We may face reduced demand for our entertainment offerings and other factors that could adversely affect our results of operations in the future. We cannot predict whether we will achieve profitability in future periods.

CHANGES IN OUR BUSINESS STRATEGY OR RESTRUCTURING OF OUR BUSINESSES MAY INCREASE OUR COSTS OR OTHERWISE AFFECT PROFITABILITY OF OUR BUSINESSES.

As changes to our business environment occur, we may need to adjust our business strategy to meet these changes, or we may otherwise find it necessary to restructure our operations or particular business assets.  In addition, external events including acceptance of our theatrical offerings, our merchandise, and changes in macro-economic conditions may impair the value of our assets.  When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets.  We may also need to invest in businesses that have short-term returns that are negative or low, and whose ultimate business prospects are uncertain.  In any of these events, our costs may increase, and we may have significant charges associated with the write-down of assets, or returns on new investments may be lower than prior to the change in strategy or restructuring.

CHANGES IN PUBLIC AND CONSUMER TASTES AND PREFERENCES FOR ENTERTAINMENT AND CONSUMER PRODUCTS COULD REDUCE DEMAND FOR OUR ENTERTAINMENT OFFERINGS AND PRODUCTS AND ADVERSELY AFFECT THE PROFITABILITY OF OUR BUSINESSES.

Our live entertainment and merchandising businesses create entertainment or consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create, purchase, present, promote, and distribute live entertainment and related consumer products that meet the changing preferences of the broad consumer market. Our live entertainment and merchandising businesses are dependent on our ability to successfully predict and adapt to changing consumer tastes and preferences inside the United States, as well as in foreign countries. Moreover, we must often invest substantial amounts in live productions before we learn the extent to which these shows will earn consumer acceptance. If our live entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from subscription series and touring shows and related consumer products may decline and adversely affect the profitability of one or more of our businesses.

OUR FUTURE CAPITAL NEEDS MAY NOT BE MET AND WE MAY BE FORCED TO ABANDON OR CURTAIL OUR BUSINESS PLANS.

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

Our common stock is listed on the The NASDAQ Capital Market and is quoted under the symbol “TIXC.”  The NASDAQ Capital Market exists for securities of smaller, less-capitalized companies that do not qualify for inclusion in The NASDAQ National Market. There is limited volume of sales in our stock, thus providing limited liquidity into the market for the Company’s shares. As a result of the foregoing, stockholders may be unable to liquidate their shares or if a large volume of stock is being sold into the market at any one time, the price of our stock could rapidly decline.

LOSS OF OUR KEY PROMOTERS, MANAGEMENT AND OTHER PERSONNEL COULD RESULT IN THE LOSS OF KEY TOURS AND NEGATIVELY IMPACT OUR BUSINESS.

The entertainment industry is uniquely dependent upon personal relationships. As promoters and executives within the entertainment industry, we leverage our existing network of relationships with producers, promoters, and venue managers in order to secure the rights to distribute tickets, sell merchandise and secure the other resources that are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our producers, promoters, officers or other key personnel could adversely affect our operations. Although we have entered into long-term agreements with many of those individuals to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their associations with key contacts.

OUR OPERATIONS ARE SUBJECT TO INTENSE COMPETITION AND COMPETITIVE PRESSURES THAT COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our three business segments operate in highly competitive market environments and we may not be able to maintain or increase our current share of entertainment revenues.  We compete in the ticketing services, exhibit and branded merchandising, and live entertainment segments of the entertainment industry.  In addition, our competitors compete with us for key employees who have relationships with the artists, theatre managers, promoters and producers we rely upon.  These competitors may engage in more extensive development efforts, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to theatre managers, producers and promoters with whom we presently have relationships. Our competitors may develop services, advertising strategies and opportunities with entertainment venues that are equal or superior to those we provide and/or utilize or that achieve greater market acceptance and brand recognition than we are able to achieve.  Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, event attendance, ticket prices or profit margins include:

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

We believe that barriers to entry into the business segments that we compete are low and that certain local ticket brokers, promoters and producers are increasingly expanding the geographic scope of their operations.

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

THE SUCCESS OF OUR TICKETING OPERATIONS DEPENDS IN PART ON THE INTEGRITY OF OUR SYSTEMS AND INFRASTRUCTURE. SYSTEM INTERRUPTION AND LACK OF INTEGRATION AND REDUNDANCY IN THESE SYSTEMS AND INFRASTRUCTURE MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The success of our ticketing operations depends in part on our ability to maintain the integrity of our system and infrastructure, including websites, information and related systems, and distribution facilities. System interruption and the lack of integration and redundancy in the information systems and infrastructures of our ticketing operations may adversely affect our ability to process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable, or prevent us from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in the systems and infrastructures of our business, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of our business to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, acts of war or terrorism, acts of God and similar events, or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.

THE PROCESSING, STORAGE, USE, AND DISCLOSURE OF PERSONAL DATA COULD GIVE RISE TO LIABILITIES AS A RESULT OF GOVERNMENTAL REGULATION, CONFLICTING LEGAL REQUIREMENTS OR DIFFERING VIEWS OF PERSONAL PRIVACY.

In the processing of consumer transactions, we receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the respective privacy and data security policies maintained by our business. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

We may also become exposed to potential liabilities as a result of differing views on the privacy of the consumer and other user data collected by our business. The failure by us and/or the various third-party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of our business, discourage potential users from trying the products and services that we offer, and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

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

DOING BUSINESS IN FOREIGN COUNTRIES CREATES RISKS NOT FOUND IN DOING BUSINESS IN THE UNITED STATES.

Our international operations accounted for approximately 1% of our revenues in 2009 and are expected to account for between 5% and 10% of our revenues in 2010. The risks involved in foreign operations that could result in losses, which we are not insured against include:

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

WE MAY BE UNSUCCESSFUL IN OUR FUTURE ACQUISITIONS, IF ANY, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESSES.

Our future growth rate depends in part on our acquisitions of additional businesses. A significant portion of our recent and projected growth is expected to be growth attributable to acquisitions including Exhibit Merchandising, LLC, Magic Arts & Entertainment, LLC, and NewSpace Entertainment, Inc. We may be unable to identify suitable acquisition targets or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. Acquisitions involve risks, including those associated with:

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

As of February 15, 2010, our directors and executive officers and principal shareholders beneficially owned or have the right to vote approximately 50% of our outstanding common stock. These stockholders, if they act together, will be able to direct the outcome of matters, including the election of our directors and other corporate actions, such as a merger with or into another company, a sale of substantially all of the Company’s assets, and amendments to the Company’s certificate of incorporation. The decisions of these stockholders may conflict with the Company’s interests or the interests of the Company’s other stockholders.

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

In the fourth quarter of fiscal year 2008, we recorded an impairment charge related to goodwill and intangible assets of $33.1 million related to our acquisition of EM.  As of December 31, 2009, we have remaining goodwill and intangible assets related to our acquisitions of John’s Tickets, LLC, EM, Magic and NewSpace of $10.4 million. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.  For additional information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate Offices:

We lease office space at 12001 Ventura Place, Suite 340, Studio City, California 91604 as our corporate headquarters, pursuant to a lease for a period of five years expiring June 2010, with an option to extend the term of the lease for one additional five-year period.

Las Vegas Operations:

We conduct the operations of Tix4Tonight at twelve leased locations in Las Vegas, Nevada:

The South Strip ticketing locations are at:
1.	Tahiti Village at the southern end of the Las Vegas strip, south of McCarran International Airport (former All Access location);
2.	Town Square Shopping Center near McCarran International Airport (opened December 2009);
3.	Showcase Mall at the base of the world famous giant glass Coke bottle, across from New York, New York.
The Mid-South Strip ticketing location is at:
4.	The Hawaiian Marketplace Shopping Center.
At the heart of the strip, our ticketing location is at:
5.	Bill’s Gamblin Hall at the intersection of “Flamingo” and the “Strip”(opened November 2008).
The Mid-North Strip ticketing locations are at:
6.	The Fashion Show Mall Strip entrance in front of Neiman-Marcus;
7.	Casino Royale Hotel between the Venetian Hotel and Harrah’s Hotel.
North Strip ticketing locations are at:
8.	Slots-A-Fun Casino (former All Access location);
9.	Two locations in Circus Circus Hotel and Casino (both are former All Access locations);
10.	Blue booth in front of the Peppermill Restaurant between the Riviera Hotel and Denny’s;
Non-Strip ticketing locations are at:
11.	Downtown Fremont Street Experience is at the Four Queens Hotel;
12.	Tuscany Suites & Casino east of the Las Vegas Strip.

Tix4Tonight also maintains administrative offices in Las Vegas, Nevada, pursuant to a lease that terminates on August 31, 2011, with an option to extend the term of the lease for one additional five-year period.

Exhibit Merchandising:

EM leases its administrative offices which it shares with Tix Productions and a warehouse facility in Streetsboro, Ohio under a non-cancelable operating lease. EM also leases additional storage space and housing at the locations of its exhibits, typically through the duration of the exhibit. Presently, we have leased additional retail space, storage space and housing in San Francisco, California; Norfolk, Virginia; Cairo, Egypt; and Toronto, Canada.

Live Entertainment:

Live Entertainment has two facilities: one facility houses the producing operations, while the other facility contains the subscription series operations. The producing operations leases a 782 square foot facility that expires in August 2011 and is connected to Exhibit Merchandising’s facility located in Streetsboro, Ohio. The subscription series offices are in Salt Lake City, Utah, pursuant to a lease that terminates on June 1, 2011, with an option to extend the term of the lease for one additional five-year period.

Minimum future rental payments:

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at December 31, 2009, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

Years Ending December 31,
2010	$3,506,000
2011	3,030,000
2012	2,582,000
2013	1,512,000
2014 and beyond	1,570,000
Total payments	$12,200,000

Included in the minimum future rental payments above are the leases associated with the acquisition of All Access in March 2010.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2009, the end of the period covered by this report, the Company was subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

Vegas.Com Trademark Litigation

On October 23, 2009, the Company and Tix4Tonight filed a complaint against Vegas.com ("Vegas.com") and Vegas Tix4Less (“VT4L”) in the United States District Court for the Central District of California for federal trademark infringement, federal trade dress infringement and unfair competition, and common law unfair competition. Specifically, the complaint alleges that Vegas.com and VT4L are intentionally confusing consumers by using the Company's and Tix4Tonight's trademarks and trade dress. The complaint seeks damages, an injunction, declaratory relief, and attorneys' fees and costs. On December 4, 2009, Vegas.com and VT4L filed a motion to dismiss and/or transfer the litigation to Nevada, arguing that the court lacked personal jurisdiction over the defendants and that venue was either improper or inconvenient. The Company and Tix4Tonight filed its opposition on January 29, 2010 and the hearing on the motion is currently scheduled for March 15, 2010. To stop Vegas.com and VT4L's infringement during the pendency of the litigation, the Company and Tix4Tonight filed a motion for preliminary injunction on February 22, 2010. Vegas.com and VT4L have not yet responded to the preliminary injunction motion and the hearing is currently set for March 29, 2010.

Vegas.Com Antitrust Litigation

On December 14, 2009, Vegas.com and VT4L filed a complaint in the United States District Court for the District of Nevada alleging violations by the Company and its wholly owned subsidiary Tix4Tonight of 15 U.S.C. §1, 15 U.S.C. §2, 15 U.S.C. §14, and Nevada state law. The Complaint specifically alleges that the Company and Tix4Tonight entered into exclusive deals with venues and producers with the effect of unreasonably restricting trade and commerce, prevented actual and prospective competitors such as Vegas.com and VT4L from entering the market or obtaining a non-trivial share of the market, interfered with existing or prospective contractual arrangements between Vegas.com and VT4L and venues and producers, and asserted an invalid patent to prevent competition. In their demand, Vegas.com and VT4L seek compensatory, consequential, incidental, treble and punitive damages in an amount to be determined at trial, in addition to attorneys' fees and costs and injunctive relief. On December 23, 2009, Vegas.com and VT4L filed an Amended Complaint to add requests for declaratory judgment of non-infringement and invalidity related to the Company's ticket systems patent and also a claim for unfair trade practices under the Lanham Act related to the assertion of that patent. On February 3, 2010, Vegas.com and VT4L filed their Second Amended Complaint, to add allegations that the Company and Tix4tonight helped organize a group boycott among venues and producers against VT4L. The Company and Tix4Tonight's response to the Second Amended Complaint was filed on March 4, 2010.

ITEM 4. RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “TIXC”. The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by The NASDAQ Capital Market:

	Low	High
Fiscal Year Ended December 31, 2008:

Three Months Ended -
March 31, 2008	$4.45	$5.65
June 30, 2008	$4.05	$5.44
September 30, 2008	$2.33	$4.75
December 31, 2008	$1.89	$4.70

Fiscal Year Ended December 31, 2009:

Three Months Ended -
March 31, 2009	$0.81	$2.22
June 30, 2009	$0.95	$2.45
September 30, 2009	$2.15	$4.04
December 31, 2009	$1.49	$4.18

 (b) Holders

As of December 31, 2009, we had 278 common shareholders of record, excluding 19,063,203 shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors. We estimate that we had approximately 1,700 beneficial common shareholders as of December 31, 2009.

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

(d) Repurchases of common stock

The following table sets forth the common shares repurchased during the quarter ended December 31, 2009:

2009 Repurchase Program
					Maximum number
			Total number of		of shares that may
			shares purchased as		yet be purchased
			part of publicly		under a publicly
	Total number of	Average price	announced plan or		announced plan or
Period	shares purchased	paid per share	program		program
October 2009	-	$0.00	14,000		986,000
November 2009	56,103	$2.57	70,103	(1)	929,897
December 2009	1,270,000	$1.50	1,340,103		3,659,897
Q4 2009	1,326,103	1.55	1,340,103		3,659,897

Total	1,326,103	$1.55	1,340,103		3,659,897

(1)	The Board of Directors of Tix Corporation on December 4, 2009 amended the Company’s share repurchase authorization from its originally authorized 1 million shares to 5 million shares.

Comparison of Cumulative Total Returns

The following line graph presentation compares cumulative total stockholder returns of Tix with The NASDAQ Stock Market Index and the NASDAQ Peer Index for the five-year period from December 31, 2004 to December 31, 2009. The graph and table assume that $100 was invested in each of Tix’s common stock, the NASDAQ Stock Market Index and the Peer Index on December 31, 2004. No dividends were paid during the measurement period. This data was furnished by Zacks Investment Research, Inc. Copyright© 2008, NASDAQ, Inc.  All rights reserved. Used with permission.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2009

Equity Compensation Plan

The securities authorized for issuance under the Company's equity compensation plans at December 31, 2009 are summarized as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category
Equity compensation plans approved by our security holders
2009 Equity incentive plan	365,000	$6.63	2,635,000
2004 Directors stock option plan	170,000	2.18	830,000
2004 Stock option plan	716,000	5.26	144,000
2003 Consultant stock plan	-	-	409,243
Subtotal	1,251,000	$3.71	4,018,243
Equity compensation plans not approved by security holders
Outstanding warrants (1)	950,000	$3.70	N/A

Total	2,201,000	$3.71	4,018,243

(1)
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

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements. Our financial statements for 2009, 2008, 2007, 2006, and 2005 have been audited by Weinberg & Company, P.A., our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Annual Report. Financial information provided below has been rounded to the nearest thousand.

	Year Ended December 31, (1)
	2009		2008	2007	2006	2005
Results of Operations Data:
Revenue	$81,791,000		$69,545,000	$18,567,000	$5,388,000	$2,695,000
Operating Expenses:
Direct operating expenses	60,901,000		48,752,000	11,672,000	2,173,000	1,510,000
Selling and marketing expense	2,520,000		3,008,000	13,475,000 (4)	467,000	326,000
General and administrative expenses	14,031,000		14,931,000	8,117,000	3,306,000	1,907,000
Impairment of goodwill	-		25,445,000 (2)	-	-	-
Impairment of intangible assets	-		7,687,000 (2)	-	-	-
Depreciation and amortization	2,496,000		4,601,000	1,668,000	164,000	109,000
Operating income (loss)	1,843,000		(34,879,000)	(16,365,000)	(722,000)	(1,157,000)
Equity in losses of nonconsolidated affiliates	(2,644,000	) (5)	-	-	-	-
Interest expense	(13,000)		(19,000)	(104,000)	(329,000)	(677,000)
Interest income	40,000		59,000	96,000	15,000	-
Gain on settlement of debt, net	-		-	-	1,033,000 (3)	-
Other income	296,000		175,000	28,000	37,000	68,000

Income (loss) from continuing operations	(478,000)		(34,664,000)	(16,345,000)	34,000	(1,766,000)
Income from discontinued operations	-		-	-	5,000	743,000
Income tax expense	40,000		-	-	-	-
Net income (loss)	(518,000)		(34,664,000)	(16,345,000)	39,000	(1,023,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	36,000		(29,000)	-	-	-
Comprehensive income (loss)	$(482,000)		$(34,693,000)	$(16,345,000)	$39,000	$(1,023,000)

Basic net income (loss) per common share:
From continuing operations	$(0.02)		$(1.09)	$(0.70)	$-	$(0.17)
From discontinued operations	-		-	-	-	0.07
Combined net income (loss) per common share- basic	$(0.02)		$(1.09)	$(0.70)	$-	$(0.10)
Diluted net income (loss) per common share:
From continuing operations	$(0.02)		$(1.09)	$(0.70)	$-	$(0.17)
From discontinued operations	-		-	-	-	0.07
Combined net income (loss) per common share-diluted	$(0.02)		$(1.09)	$(0.70)	$-	$(0.10)

	Year Ended December 31, (1), (2)
	2009		2008	2007	2006	2005
Balance Sheet Data:
Total assets	$29,562,000		$28,848,000	$55,168,000	$2,632,000	$1,042,000
Long-term debt; including current maturities	-		-	-	-	1,379,000
Shareholders' equity (deficiency)	$21,128,000		$22,197,000	$51,746,000	$378,000	$(2,400,000)

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

2.
The Company performed its 2008 annual impairment testing of goodwill and intangibles as of December 31, 2008. Based on a combination of factors, including the economic environment, decreased revenues and increased decline in margins, management determined that an impairment of goodwill and intangible assets had occurred, thus  recording impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively. There were no impairments of goodwill or intangible assets in 2009 and 2007, or in years prior to 2007.

3.
On September 13, 2006, the Company repaid in full its obligation to the lender of $1,180,000 (including accrued interest of $298,000) by making a final payment of $101,000. As a result, the Company recognized a non-cash gain on settlement of debt of $1,079,000 during the year ended December 31, 2006. Netted against the gain on settlement of debt is $58,000 of deferred offering costs and an additional $12,000 gain from a separate settlement with other lenders.

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

5.
The Company in 2008 acquired the rights from the estate of Dodie Smith to develop, promote and tour the production “101 Dalmatians the Musical,” for $400,000. These rights were estimated to have a seven year life. Separately, the company invested $2.2 million, resulting in a 40% interest in the limited liability company that was formed to produce, promote and tour “101 Dalmatians the Musical.” Further, as part of an amendment to the original rights with the estate of Dodie Smith, future rights to the show “101 Dalmatians the Musical” would vest for a twenty-four year period once the show was performed sixteen times in New York. In addition, the Company advanced $820,000 to the limited liability company during the development period of the show, of which $766,000 remains outstanding. The advance earns interest at 15% per annum and is expected to be repaid from the projected future licensing revenues of the show over a four year or five year period.

The touring event associated with the affiliate is expected to end in June 2010, which includes a sixteen performance run in New York. During 2009, the Company’s share of losses from the tour including advertising costs that were expensed when incurred or first performed was $1.3 million. In addition, the Company has recorded a $1.3 million charge to write off its investment and the estimated expenses related to its proportionate share of losses that are expected to be incurred in 2010 to secure the future rights to the show. The rights to the show will be extended significantly to 24 years if the show has a minimum run on Broadway. The remaining balance of the note receivable and the intangible asset totaling $1,052,000 related to the show are to be recovered from show royalties. The Company expects future recoveries from royalties will exceed the note and intangible values.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2009, we continued to execute our strategy to improve and build our operations comprised of Tix4Tonight, Exhibit Merchandising (EM), and Tix Productions Inc. (TPI). The key developments for each of our segments for 2009 were:

Tix4Tonight
•	For the year ended December 31, 2009, the value of the discount tickets sold increased by $23.8 million or 44% to $77.7 million.

•	For the year ended December 31, 2009, the number of the discount tickets sold increased by 307,000 tickets or 29% to 1,366,000 tickets.

•	For the year ended December 31, 2009, the number of dinner reservations sold increased by 110,000 or 42% to 371,000 dinner reservations.

•
In September and December, we opened our seventh and eighth leased ticket locations in Las Vegas. The ticket booths are located at Casino Royale on the Las Vegas Strip, between the Venetian Hotel and Harrah’s Hotel and at the Town Square Shopping Center near McCarran International Airport.

Exhibit Merchandising
•	Was profitable for the year ended December 31, 2009.

•	Negotiated a royalty agreement with exhibition producers reducing our royalty rate by 25%, which we estimate is a savings of $30,000 per month.

•
EM will be providing and operating the retail specialty stores for the next museum exhibition tour by Arts and Exhibitions International, LLC (AEI), a subsidiary of AEG, “Cleopatra: The Search for the Last Queen of Egypt”, when it makes its worldwide debut in Philadelphia at The Franklin Institute, and runs from June 5, 2010 to January 2, 2011, before moving on to four other cities that are currently scheduled.

Live Entertainment
•
TPI’s subscription series shows are presently selling slower than anticipated; however, offsetting the decline in revenues from our subscription series are stronger than anticipated sales of shows such as Walking with Dinosaurs.

•	Shows that are produced or presented by TPI such as David Copperfield, Rain, and Lord of the Dance continue to perform in line with expectations.

•	TPI invested in live shows such as “101 Dalmatians, The Musical”, which debuted in Minneapolis in October 2009.

Basis of Presentation

The consolidated financial statements include the accounts of Tix together with those of its wholly-owned subsidiaries, Tix4Tonight, EM, and TPI. Investments in business entities the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and the Company’s proportionate share of the income or loss is recorded as a single line item in the income statement, “Equity in losses of nonconsolidated affiliates”, an example of this is “101 Dalmatians, the Musical.”  All intercompany transactions and accounts have been eliminated in consolidation.

Segment Overview

Ticketing Services

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight. Tix4Tonight offers both the sale of discount and premium tickets to live shows and events, and provides membership group sales services. Additionally, Tix4Tonight also offers discounts on meals. Tix4Tonight sells its offerings from thirteen leased locations in Las Vegas, Nevada. Through these same thirteen leased locations, Tix4Tonight also sells discount dinner reservations to various restaurants through Tix4Dinners.

Tix4Tonight also sells premium tickets through Tix4AnyEvent (AnyEvent). AnyEvent is a national event ticket broker that sells premium tickets for sporting events, concerts, tours and theatre.  AnyEvent operations are located in the leased administrative offices of Tix Corporation in Studio City, California.

In December 2008, Tix4Tonight announced its new ticket distribution channel Tix4Members.com (Tix4Members).  Tix4Members sells discount tickets to concerts, live theater and sporting events to membership group members through co-branded websites. To this end Tix4Tonight entered into an agreement to provide Costco Wholesale Corporation (Costco) members with event and ticketing services. In February 2009, Tix4Members launched its first co-branded discount website with Costco Event Ticket Services; however, revenues from the Costco arrangement were minimal. As a result, we terminated the Costco arrangement effective October 2009. The Company believes in this strategy of selling discount tickets to concerts, live theater and sporting events to members of membership groups through co-branded websites and continues to seek additional partners. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members uses the internet as its customer interface, and instead of offering only discounted day of show tickets, it has expanded the date range of its ticket availability of discount tickets to concerts, theatre shows and sporting events. Tix4Members is currently looking at partnering opportunities.

In March 2010, Tix4Tonight acquired certain assets and assumed the responsibility of certain leases of All Access Entertainment, LLC (All Access). All Access was a competitor of Tix4Tonight in the Las Vegas last minute discount ticket market and operated five locations with the main location located in Circus-Circus. The acquisition of these assets and the assumption of the leases provide us with greater coverage of the Las Vegas area in which to sell our discount tickets.

The Company also maintains leased administrative offices for Tix4Tonight in Las Vegas, Nevada.

See further discussion of our Ticketing Services segment in Item 1. Business - Operating Segments.

Exhibit and Event Merchandising

The Company provides exhibit and event merchandising services through its wholly owned subsidiary Exhibit Merchandising LLC (EM). EM provides a complete turnkey retail store with commercially-available and extensive custom-branded product for touring museum exhibitions and touring theatrical productions.

See further discussion of our Exhibit and Event Merchandising segment in Item 1. Business - Operating Segments.

Live Entertainment

In January 2008, the Company acquired two live theatrical and concert production companies: Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). Both Magic and NewSpace were independent presenters and producers of live theater and concerts with a history of working together. The Company combined the operations of Magic and NewSpace to form its wholly-owned subsidiary Tix Productions Inc. We believe the combination of the two companies has allowed us to better leverage our resources, gain operating efficiencies, and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names for the foreseeable future as a reflection of the marketplace recognition of these entities.

See further discussion of our Live Entertainment segment in Item 1. Business - Operating Segments.

Critical Accounting Policies and Estimates

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

Revenue Recognition and Presentation

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

The Company’s Tix4Members.com recognizes as revenues the commissions and related transaction fees from the sale of tickets when the related event has occurred.  Refunds are only issued if the event is canceled or postponed.  Payments for such ticket sales received prior to the event are recorded as deferred revenue.  Claims for ticket refunds, which will be generally received and paid the day after the show date, are charged back to the respective shows and recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed.  Tix4Members does not have any accounts receivable associated with sales transactions to individual customers because payment is collected at the time of sale.

Tix4Dinner offers reservations for discounted dinners at various restaurants surrounding the Las Vegas strip and downtown, with dining at specific times on the same day or in some cases the day after the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the purchaser of the dinner reservations at the time the reservations are made and a subsequent nominal fee from the restaurant at the time the reservation is used. At this time, the Company has immaterial amounts of accounts receivable and does not have any accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant.

AnyEvent recognizes as revenue the gross amount of ticket sales from the sale of its ticket inventory. AnyEvent bears the risk of economic loss if the tickets are not sold by the date that the event occurs. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. AnyEvent does not have any accounts receivable associated with sales transactions to individual customers, as payment is collected at the time of sale. However, sales transactions with other ticket brokers may be conducted on a credit basis, which would generate accounts receivable.

Exhibit Merchandising recognizes retail store sales at the time the customer takes possession of the merchandise. Sales are recorded net of discounts and returns, and exclude sales tax. Discounts are estimated based on historical experience. For online sales, revenue is recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility at the time of shipment, which we refer to as the date of purchase by the customer. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. Shipping and handling revenues from sales are included as a component of net sales. Conversely, shipping and handling costs are a component of direct cost of revenues. The Company does not have any accounts receivable associated with this business, as all transactions are done by cash or credit card.

On January 2, 2008, the Company began its live entertainment business. Revenue from the presentation and production of an event is recognized after the performance occurs. Revenue from our producing and presenting activities are reported in accordance with the authoritative guidance issued by the Financial Accounting Standards Board, which advises that the following items are indicators as to whether something should be recorded at gross or net:

•	Acts as principal in the transaction
•	Has risk and rewards of ownership, such as risk of loss for collection, delivery and returns, and
o	Takes title to the products
o	Selects the supplier
o	Flexibility in pricing
o	Assumes credit risk
•
Acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. If the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, sales should be reported on a net basis.

TPI’s operating units, Magic Arts & Entertainment and NewSpace, act as both presenter and promoters of productions, as well as agent. TPI’s revenues from live entertainment where it is acting as the producer or promoter are a function of a number of elements; revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the presenter or promoter, it:

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

Stock-Based Compensation

Our share-based employee compensation plans are described in Note 10 of the Notes to our Financial Statements. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee share-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total share-based compensation charge is recorded in the period of the measurement date.

The fair value of Tix’s common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

We review long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with the authoritative guidance provided by the Financial Accounting Standards Board. Our long-lived assets, such as property and equipment, are reviewed for impairment when events and circumstances indicate that depreciable or amortizable long lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current value.

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

Valuation of Intangible Assets

The Company has acquired and continues to acquire significant intangible assets that Tix records at fair value. The authoritative guidance provided by the Financial Accounting Standards Board requires Tix to make assumptions regarding inputs into the discounted cash flow model about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Tix engages independent valuation experts who review Tix's critical assumptions and calculations for acquisitions of significant intangibles. Tix’s management reviews intangible assets for impairment annually using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and intangible assets are reviewed for impairment annually or when an event that could result in an impairment of goodwill occurs. At December 31, 2009, goodwill and intangibles amounted to $5.9 million and $4.5 million, respectively, and amortization expense for intangible assets amounted to $2.0 million in 2009. During 2008, Tix recorded impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively.  There were no impairments of goodwill in 2009 or 2007. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. There can be no assurance that future goodwill impairments will not occur.

Inventory Valuation

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

Recent Accounting Pronouncements

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

In June 2009, the FASB amended its guidance on accounting for variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that this change in accounting policy will have on our consolidated financial statements. Based on our initial assessment, we anticipate that certain entities that are consolidated under our current accounting policy may not be consolidated subsequent to the effective date of the new guidance. The Company does not expect this change in accounting policy to have a material impact on our consolidated financial statements.

Non-GAAP Measurement Used by Management to Evaluate Results

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

EBITDA is presented solely as a supplemental disclosure because (1) management believes it enhances an overall understanding of its past and current performance, (2) management believes it is a useful tool for investors to assess the operating performance of the business in comparison to other entertainment businesses since EBITDA excludes certain items that may not be indicative of management’s operating results, (3) measures that are comparable to EBITDA are often used as an important basis for the valuation of entertainment companies, and (4) management uses EBITDA internally to evaluate its operating performance in comparison to its competitors.

The use of EBITDA has certain limitations. EBITDA should be considered in addition to, not as a substitute for or superior to any GAAP financial measure including net income as an indicator of management’s performance, or cash flows provided by operating activities as an indicator of the Company’s liquidity, nor should it be considered as an indicator of management’s overall performance. Management’s calculation of EBITDA may be different from the calculation of EBITDA or other similarly titled measurements used by other entertainment companies, and therefore comparability may be limited. EBITDA eliminates certain substantial recurring items from net income, such as depreciation, amortization, interest expense and income taxes. Each of these items has been incurred in the past, will continue to be incurred in the future and should be considered in the overall evaluation of the Company’s results. We compensate for these limitations by providing the relevant disclosure of depreciation and amortization, interest expense and income taxes that are excluded in the calculation of EBITDA both in the reconciliation to the GAAP financial measure of net income (loss) and in the consolidated financial statements and related footnotes, all of which should be considered when evaluating the Company’s results. Management strongly encourages readers to review our financial information in its entirety and not to rely on a single measure. A reconciliation of EBITDA to net (loss) follows:

		Year ended		Year ended
		December 31, 2009		December 31, 2008

Net loss		$(518,000)		$(34,664,000)

Interest income	$40,000		$59,000
Interest expense	(13,000)		(19,000)
Net interest income	$27,000	(27,000)	$40,000	(40,000)

Depreciation		530,000		491,000
Amortization		1,966,000		4,110,000
Income taxes		40,000		-

EBITDA		$1,991,000		$(30,103,000)

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $9.9 million and total assets of $29.6 million compared to $9.2 million and $28.8 million, respectively, at December 31, 2008. Working capital at December 31, 2009 and 2008 was $7.9 million and $8.0 million, respectively. We had no debt for the years ending December 31, 2009 and 2008.

Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from the selling of equity securities, and to a much lesser extent upon proceeds received upon the exercise of options and warrants, as well as borrowings from related and unrelated parties. Prior to 2008, our primary sources of liquidity and funding for operations and acquisitions were from loans from shareholders and proceeds from the sale of equity securities. We may need to incur debt or issue equity to make other strategic acquisitions. We currently do not have any lines of credit available to us. We have no commitments from third parties to provide us with any additional future financing, and may not be able to obtain future financing on favorable terms.

We generally receive cash related to the sale of discount tickets and merchandise at the time of purchase. In certain instances, but not all, the sale of premium tickets occurs before the event. In these instances, the sale is recorded as deferred revenue until the event occurs. We pay the majority of event related expenses at the time of or after the event occurs.

Our revenues and cash fluctuate based upon the seasonality of our various businesses. Examples of seasonality of our businesses include Ticketing Services, which reports slightly greater revenues in the third and fourth quarters than those reported in the first half of the year. Our Live Entertainment segment records the majority of its revenues in the first and fourth quarters. Exhibit Merchandising and AnyEvent revenues are not subject to seasonal fluctuation, but their revenues are affected by other factors including special events, additional tours, and tour cancellations. Exhibit Merchandising is less subject to seasonal fluctuations in revenues than our other businesses. EM is however, subject to revenue fluctuations as a result of exhibits that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. We expect cash flows from operations and other financing alternatives to satisfy working capital and capital expenditures for at least the succeeding year in the absence of any significant cash requirements resulting from future acquisitions.

Sources of Cash

For the years ended December 31, 2009, 2008, and 2007, the Company generated $6.2 million, $7.6 million, and $144,000 from operating activities respectively.  During the years ended December 31, 2009 and 2008, the Company did not undertake any capital fund raising activities. During the year ended December 31, 2007, the Company raised gross proceeds of $18.0 million, $17.8 million of which were the result of the Company’s sale of common stock and warrants. The Company for the years ended December 31, 2009, 2008, and 2007 received net proceeds of $23,000, $54,000, and $229,000, respectively from the exercise of options and warrants.

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

On April 24, 2007, the Company borrowed $2,000,000 from Joseph Marsh, a stockholder of the Company, pursuant to an unsecured short-term note, with interest at 8%, per annum payable monthly. The note was due on or before April 1, 2008. During the term of the loan, Mr. Marsh had the right to convert the loan into an investment in any subsequent private placement the Company may conduct. On September 29, 2007, the Company repaid the loan in full. During the term of the loan the Company paid $76,000 in interest.

Uses of Cash

During the years ended December 31, 2009, 2008, and 2007, we used $3.0 million, $3.7 million, and $12.6 million related to investing activities.

Investments:

The Company in 2008 acquired the rights from the estate of Dodie Smith to develop, promote and tour  the production “101 Dalmatians the Musical,” for $400,000. These rights were estimated to have a seven year life. Separately, the company invested $2.2 million, resulting in a 40% interest in the limited liability company that was formed to produce, promote and tour “101 Dalmatians the Musical.” Further, as part of an amendment to the original rights with the estate of Dodie Smith, future rights to the show “101 Dalmatians the Musical” would vest for a twenty-four year period once the show was performed sixteen times in New York. In addition, the Company advanced $820,000 to the limited liability company during the development period of the show, of which $766,000 remains outstanding. The advance earns interest at 15% per annum and is expected to be repaid from the projected future licensing revenues of the show over a four year or five year period.

The touring event associated with the affiliate is expected to end in June 2010, which includes a sixteen performance run in New York. During 2009, the Company’s share of losses from the tour including advertising costs that were expensed when incurred or first performed was $1.3 million. In addition, the Company has recorded a $1.3 million charge to expense related to its proportionate share of losses that are expected to be incurred in 2010 to secure the future rights to the show.

Acquisitions:

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

On August 7, 2007, pursuant to an Asset Purchase Agreement with Exhibit Merchandising LLC, and the members of EM, the Company purchased substantially all of the assets of EM. Prior to the Company’s acquisition of EM, EM was owned by Mr. Marsh and Mr. Marshall, the former owners of Magic. The purchase price for the assets was $11.5 million in cash and 5,000,000 restricted shares of the Company’s Common Stock with a market value of $35.0 million. We also assumed $120,000 in liabilities, primarily related to inventory of EM.

Other:

During 2009, 2008, and 2007, the Company purchased $405,000, $454,000, and $678,000 of fixed assets. Further, in 2007, the Company acquired certain website domain names for an additional $132,000.

Summary

Our primary short-term liquidity needs are to fund general working capital requirements while our long-term liquidity needs are primarily acquisition related. Our primary source of funds for our short-term needs will be cash flows from operations, while our long-term sources of funds will be from operations and debt or equity financing.

Results of Operations

Consolidated Results of Operations

				% change	% change
	Twelve Months Ended December 31,			2009v	2008v
	2009	2008	2007	2008	2007

Revenue	$81,791,000	$69,545,000	$18,567,000	18%	275%
Operating expenses:

Direct operating expenses	60,901,000	48,752,000	11,672,000	25%	318%
Selling, general and administrative expenses	10,918,000	12,285,000	15,934,000	-11%	-23%
Depreciation and amortization	2,496,000	4,601,000	1,668,000	-46%	176%
Impairment of goodwill	-	25,445,000	-	N/A	N/A
Impairment of intangible assets	-	7,687,000	-	N/A	N/A
Corporate expenses	5,633,000	5,654,000	5,658,000	0%	0%

Operating income (loss)	1,843,000	(34,879,000)	(16,365,000)	105%	-113%
Operating margin	2%	-50%	-88%

Equity in losses of nonconsolidated affiliates	(2,644,000)	-	-

Interest expense	(13,000)	(19,000)	(104,000)

Interest income	40,000	59,000	96,000

Other income - net	296,000	175,000	28,000

Loss before income taxes	(478,000)	(34,664,000)	(16,345,000)

Income tax expense	40,000	-	-

Net loss	$(518,000)	$(34,664,000)	$(16,345,000)

Revenues

The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offer discount dinner reservations. From Exhibit Merchandising, LLC (Ohio), we earn revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Further, through our live entertainment segment, we earn revenues from the presentation and production of events, as well as sponsorship and ancillary revenues. Our revenues for the years ended December 31, 2009 and 2008 were $81.8 million and $69.5 million, respectively. Our revenues increased $12.3 million, or 18%, during the year ended December 31, 2009 as compared to the same period of the prior year.  The increase in revenues is due to a $9.9 million increase in Live Entertainment revenues and a $4.3 million increase in Ticketing Services revenues, which were offset in part by a $1.9 million decline in revenues from our Exhibit Merchandising segment.

Our revenues for the years ended December 31, 2008 and 2007 were $69.5 million and $18.6 million, respectively. Our revenues increased $50.9 million, or 275%, during the year ended December 31, 2008 as compared to the same period of the prior year. The increase in revenues is due to the acquisitions of Magic, NewSpace and Exhibit Merchandising and the organic growth of our existing Ticketing Services. During the twelve months ended December 31, 2008, the Company realized $44.6 million of revenues from Tix Productions whose operating units Magic Arts & Entertainment and NewSpace Entertainment were acquired effective January 2, 2008, and therefore there are no corresponding revenues in 2007.

More detailed explanations for the changes in the years ended December 31, 2009, and 2008 are included in the applicable segment discussions following.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs, and advertising expenses along with other related costs of promoting and producing live entertainment. Direct Costs of Revenues were $60.9 million for the year ended December 31, 2009 as compared to $48.7 million for the year ended December 31, 2008. Our operating expenses increased $12.2 million or 25% during the year ended December 31, 2009 as compared to the same period of the prior year. The increase in direct operating expenses is reflective of the 18% higher overall revenues earned and the 22% higher revenues earned in our Live Entertainment segment, which has higher direct cost of goods and services than our other operating segments. Direct cost of goods and services at our Live Entertainment segment was 89% and 81% of revenues in 2009 and 2008 respectively, and increased 34% for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Direct Costs of Revenues were $48.7 million for the year ended December 31, 2008 as compared to $11.7 million for the year ended December 31, 2007. Our operating expenses increased $37.0 million or 318% during the year ended December 31, 2008 as compared to the same period of the prior year primarily as a result of a 275% increase in revenues. Additionally, the live entertainment companies that we acquired have higher direct cost of goods and services than our Ticketing Services and Exhibit Merchandising businesses, which were our primary sources of revenue in 2007.

More detailed explanations of the changes in the years ended December 31, 2009 and 2008 are included in the applicable segment discussions following.

Operating Segment Selling, Marketing and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities, as well as the segment cost of management. Our operating segment selling, marketing and administrative expenses were $10.9 million for the year ended December 31, 2009, as compared to $12.3 million for the year ended December 31, 2008. Our selling, general and administrative expenses decreased $1.4 million, or 11%, during the year ended December 31, 2009 as compared to the same period of the prior year.  The decrease in operating segments’ selling, marketing and administrative expenses is the result of a $1.3 million and $936,000 decline in selling and administrative expenses at our Exhibit Merchandising segment and Live Entertainment segment, respectively. These decreases were offset in part by an $828,000 increase in selling and administrative expenses at our Ticketing Services segment.

Our operating segment selling, marketing and administrative expenses were $12.3 million for the year ended December 31, 2008, as compared to $15.9 million for the year ended December 31, 2007. Our selling, general and administrative expenses decreased $3.6 million or 23%, during the year ended December 31, 2008 as compared to the same period of the prior year.  The decrease in operating segments’ selling, marketing and administrative expenses was a result of a $12.3 million decline in selling and administrative expenses at our Ticketing Services segment, which was offset in part by a $2.8 million increase in selling and administrative expenses at Exhibit Merchandising and a $5.9 million increase in selling and administrative expenses due to the operations of our Live Entertainment segment that was formed in January 2008 from the merged assets of Magic and NewSpace.

More detailed explanations of changes in the years ended December 31, 2009 and 2008 are included in the applicable segment discussions following.

Corporate Expenses

Corporate expenses are expenses that relate to activities directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses were relatively unchanged for the year ended December 31, 2009, as compared to the same period of the prior year. Corporate expenses were $5.6 million for the year ended December 31, 2009 and represented 7% of revenues as compared to $5.7 million for the year ended December 31, 2008 and 8% of revenues. During the year ended December 31, 2009, corporate employee-related costs declined $110,000 due to the departure of employees. This was offset in part by a $67,000 increase in board of director expenses.

Corporate expenses were relatively unchanged for the year ended December 31, 2008, as compared to the same period of the prior year. Corporate expenses were $5.7 million for the twelve months ended December 31, 2008 and represented 8% of revenues as compared to $5.7 million for the year ended December 31, 2007 and 31% of revenues.  During the twelve months ended December 31, 2008, corporate consulting expenses related to marketing services and public relations declined $900,000 to $1.4 million, as compared to $2.3 million during 2007.  This was offset by an increase in the corporate payroll and related expenses of $600,000 during 2008, as well as an additional $200,000 in other corporate expenses, including $100,000 related to our NASDAQ listing. The increase in payroll and related benefits was attributable to additional administrative personnel being added to the payroll during 2008 due to our growth and employees added in 2007 being employed for the entire year.

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

There were no impairments of goodwill or intangible assets in 2009 or 2007. In 2008, management believed that impairment occurred in the Company’s Exhibit Merchandising segment due to events and financial performance in 2008. In the first nine months of 2008, the King Tutankhamun exhibit, which is the Company’s Exhibit Merchandising Segment’s primary source of revenue, was in Europe where it performed below Management’s expectations due to less than expected attendance, higher cost of doing business in Europe than in the United States, and a difference in buying patterns of consumers in Europe as compared to the United States. It was believed that revenues would improve when the Exhibit returned to the United States in November 2008. However, revenues in the fourth quarter of 2008 continued to be lower than projected as consumers were forced to reduce their non-essential spending due to deteriorating economic conditions. These conditions led management to believe that an economic impairment had occurred. As a result, in 2008, with the assistance of an independent study, Tix’s management performed a study of the goodwill and intangible assets related to the acquisition of Exhibit Merchandising, and recorded impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively.

Depreciation and Amortization

Our depreciation and amortization expense was $2.5 million and $4.6 million for the years ended December 31, 2009 and 2008, respectively. The decline of $2.1 million in depreciation and amortization expense in 2009 reflects a $2.1 million decrease in amortization expense. The decrease in amortization expense is the result of the $7.7 million impairment of intangible assets we recorded at December 31, 2008, which reduced future amortization expense by $500,000 a quarter.

Our depreciation and amortization was $4.6 million and $1.7 million for the years ended December 31, 2008 and 2007 respectively. The approximate increase of $2.9 million in depreciation and amortization expense in 2008 reflects a $1.8 million increase in amortization expense associated with EM and $900,000 associated with our acquisitions of Magic and NewSpace in January 2008, for which there are no corresponding charges in 2007.  The increase in amortization expense associated with EM reflects twelve months of amortization in 2008, whereas 2007 reflects the five months of expense following its acquisition in August 2007.  For the year ended December 31, 2008, depreciation expense increased $200,000 as compared to the same period in the prior year. The increase reflects $175,000 in depreciation expense resulting from the EM fixed assets acquired in August 2007 being depreciated for twelve months in 2008 versus five months of depreciation expense in 2007.  Additionally, the remaining amount of the increase in depreciation expense was related to the fixed assets acquired in our acquisitions of Magic and NewSpace in January 2008, for which there is no corresponding expense in 2007.  We expect that our future depreciation of expenses will be consistent with our past amounts recorded.

Equity in Losses of Nonconsolidated Affiliates

The Company in 2008 acquired the rights from the estate of Dodie Smith to develop, promote and tour the production “101 Dalmatians the Musical,” for $400,000. These rights were estimated to have a seven year life. Separately, the company invested $2.2 million, resulting in a 40% interest in the limited liability company that was formed to produce, promote and tour “101 Dalmatians the Musical.” Further, as part of an amendment to the original rights with the estate of Dodie Smith, future rights to the show “101 Dalmatians the Musical” would vest for a twenty-four year period once the show was performed sixteen times in New York. In addition, the Company advanced $820,000 to the limited liability company during the development period of the show, of which $766,000 remains outstanding. The advance earns interest at 15% per annum and is expected to be repaid from the projected future licensing revenues of the show over a four year or five year period.

The touring event associated with the affiliate is expected to end in June 2010, which includes a sixteen performance run in New York. During 2009, the Company’s share of losses from the tour including advertising costs that were expensed when incurred or first performed was $1.3 million. In addition, the Company has recorded a $1.3 million charge to write off its investment and the estimated expenses related to its proportionate share of losses that are expected to be incurred in 2010 to secure the future rights to the show. The rights to the show will be extended significantly to 24 years if the show has a minimum run on Broadway. The remaining balance of the note receivable and the intangible asset totaling $1,052,000 related to the show are to be recovered from show royalties. The Company expects future recoveries from royalties will exceed the note and intangible values.

Other Income and (Expense)

Other Income and Expense was $296,000 for the year ended December 31, 2009, and was the result of miscellaneous box office revenues, such as patron club income and season handling fees, earned by our Live Entertainment segment Tix Productions.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Interest Expense

Interest expense was $13,000, $19,000, and $104,000 for the years ended December 31, 2009, 2008, and 2007. Interest expense in 2009 and 2008 was primarily the result of interest associated with capital leases. Interest Expense of $76,000 incurred in 2007 was related to a $2.0 million note payable with a related party and an additional $28,000 incurred was a result of capital leased assets.

Cash Flows

	For The Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(518,000)	$(34,664,000)	$(16,345,000)
Non-cash charges, net	6,810,000	39,996,000	15,819,000
Change in cash from working capital changes	(45,000)	2,238,000	670,000
Cash flows from operating activities	$6,247,000	$7,570,000	$144,000

Cash flows from investing activities:
Investment in nonconsolidated affiliate	$(2,644,000)	$-	$-
Purchase of domain name	-	-	(132,000)
Purchases of property, plant and equipment	(405,000)	(454,000)	(678,000)
Acquisitions	-	(3,225,000)	(11,832,000)
Cash flows from investing activities	$(3,049,000)	$(3,679,000)	$(12,642,000)

Cash flows from financing activities:
Capital fund raising	$-	$-	$17,784,000
Cost of treasury stock	(2,512,000)	(2,098,000)	-
Payments on capital lease obligations	(52,000)	(46,000)	(41,000)
Net proceeds from exercise of options and warrants	23,000	54,000	229,000
Cash flows from financing activities	$(2,541,000)	$(2,090,000)	$17,972,000

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

Year Ended 2009 Compared to Year Ended 2008

Cash flows provided from operating activities were $6.2 million for the year ended December 31, 2009, compared to cash flows provided from operations of $7.6 million for the year ended December 31, 2008. The $1.4 million decline in cash provided from operating activities was the result of a $33.2 million decrease in non-cash charges and a $2.3 million decrease in working capital charges, which were offset by a $34.1 million increase in net income net of tax. The decline in non-cash charges was due to a $33.1 million impairment charge to goodwill and intangible assets in 2008 for which there was no corresponding charge in 2009, $2.1 million less amortization expense in 2009 than 2008, which was a result of the impairment of intangible assets in 2008, and a $592,000 decline in non-cash compensation to employees, directors, and consultants for services; offset in part by $2.6 million equity in the losses of nonconsolidated affiliates. Items contributing to the decline in working capital were a $780,000 increase in advances to vendors, $766,000 in advances to nonconsolidated affiliates, a $399,000 increase in accounts receivable, and a $400,000 decrease in income taxes payable.

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

Investing Activities

Year Ended 2009 Compared to 2008

Cash used in investing activities was $3.0 million for the year ended December 31, 2009 compared to $3.7 million in 2008. For the year ended December 31, 2009, the Company invested $2.6 million, for a 40% interest in a company which was formed in 2009 to develop, produce and promote a traveling musical of Mr. Dodie Smith’s story “101 Dalmatians”. Net purchases of property, plant and equipment accounted for minor cash outlays in 2009. We expect purchase of property, plant, and equipment to be an insignificant portion of our cash flow activities. During the year ended December 31, 2008, we used $3.2 million in cash to fund the acquisitions of Magic Arts & Entertainment and NewSpace Entertainment, for which there is no corresponding transaction in 2009.

Year Ended 2008 Compared to 2007

Cash used in investing activities was $3.7 million for the year ended December 31, 2008 compared to $12.6 million in 2007. During 2008, Tix acquired through merger Magic Arts & Entertainment, LLC and NewSpace Entertainment, Inc for $2.0 million and $1.3 million respectively, as compared to 2007 when Tix acquired the assets of Exhibit Merchandising, LLC (Ohio) for $11.4 million and AnyEvent, LLC for $396,000. Additionally, in 2008 and 2007, we made investments in our infrastructure (e.g., telephone system and intellectual property) of $454,000 and $703,000 respectively.  We expect to continue to consider acquisition opportunities; however there is no assurance that we can find such opportunities in the future, or if identified that we can come to an agreement with their owners.  The Company expects to make similar levels of investment in its infrastructure in future years.

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

Financing Activities

Year Ended 2009 Compared to 2008

Cash used in financing activities for the year ended December 31, 2009, were $2.5 million, as compared to $2.1 million during the year ended December 31, 2008. The $451,000 increase in cash used in financing activities during the year ended December 31, 2009 primarily reflects an additional $414,000 used in our stock buy-back program. Amounts paid related to capital lease obligations or amounts received related to options and warrants exercised were immaterial.

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

Discussion of Segment Results

We operate in three reportable segments: ticketing services, event and branded merchandising, and Tix Productions, Inc. (TPI).

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis.

Information related to our operating segments is as follows:

	Ticketing	Exhibit	Live		Consolidated
	Services	Merchandising	Entertainment	Corporate	and Combined

2009
Revenue	$18,257,000	$9,079,000	$54,455,000	$-	$81,791,000
Direct cost of revenues	6,964,000	5,462,000	48,475,000	-	60,901,000
Selling, general and administrative expenses	3,548,000	2,422,000	4,948,000	5,633,000	16,551,000
Depreciation and amortization	515,000	1,179,000	790,000	12,000	2,496,000
Operating income (loss)	$7,230,000	$16,000	$242,000	$(5,645,000)	$1,843,000

Current assets	$3,073,000	$3,127,000	$5,349,000	$4,733,000	$16,282,000
Fixed assets	670,000	478,000	82,000	78,000	1,308,000
Intangible assets and goodwill	232,000	3,851,000	6,311,000	-	10,394,000
Other non-current assets	180,000	21,000	1,371,000	6,000	1,578,000
Total assets	$4,155,000	$7,477,000	$13,113,000	$4,817,000	$29,562,000

2008
Revenue	$13,952,000	$11,030,000	$44,563,000	$-	$69,545,000
Direct cost of revenues	5,725,000	6,877,000	36,150,000	-	48,752,000
Selling, general and administrative expenses	2,720,000	3,681,000	5,884,000	5,654,000	17,939,000
Impairment of goodwill	-	25,445,000	-	-	25,445,000
Impairment of intangible assets	-	7,687,000	-	-	7,687,000
Depreciation and amortization	501,000	3,173,000	916,000	11,000	4,601,000
Operating income (loss)	$5,006,000	$(35,833,000)	$1,613,000	$(5,665,000)	$(34,879,000)

Current assets	$2,960,000	$4,969,000	$2,784,000	$3,770,000	$14,483,000
Fixed assets	583,000	711,000	109,000	30,000	1,433,000
Intangible assets and goodwill	523,000	4,769,000	6,755,000	-	12,047,000
Other non-current assets	65,000	13,000	801,000	6,000	885,000
Total assets	$4,131,000	$10,462,000	$10,449,000	$3,806,000	$28,848,000

2007
Revenue	$14,284,000	$4,283,000	$-	$-	$18,567,000
Direct operating expenses	8,829,000	2,843,000	-	-	11,672,000
Selling, general and administrative expenses	15,029,000	905,000	-	5,658,000	21,592,000
Depreciation and amortization	415,000	1,229,000	-	24,000	1,668,000
Operating income (loss)	$(9,989,000)	$(694,000)	$-	$(5,682,000)	$(16,365,000)

Current assets	$2,133,000	$5,623,000	$-	$4,251,000	$12,007,000
Fixed assets	668,000	759,000	-	21,000	1,448,000
Intangible assets and goodwill	819,000	40,820,000	-	-	41,639,000
Other non-current assets	46,000	22,000	-	6,000	74,000
Total assets	$3,666,000	$47,224,000	$-	$4,278,000	$55,168,000

Balances have been changed for consistency and comparability of assets and expenses.

The following is a summary of the operating results of our operating segments.

Ticketing Services:

Our Ticketing Services segment operating results were as follows:

Segment Reporting – Ticketing Services (T4T, AE, Tix4Members)

				% Change	% Change
	Year Ended December 31,			2009 vs.	2009 vs.
	2009	2008	2007	2008	2008

Revenue	$18,257,000	$13,952,000	$14,284,000	31%	-2%
Operating Expenses:
Direct operating expenses	6,964,000	5,725,000	8,829,000	22%	-35%
Selling, general and administrative expenses	3,548,000	2,720,000	15,029,000	30%	-82%
Depreciation and amortization	515,000	501,000	415,000	3%	21%

Operating income (loss)	$7,230,000	$5,006,000	$(9,989,000)	44%	150%

Operating margin	40%	36%	-70%	10%	151%

Revenues

The Ticketing Services operations are performed by our Tix4Tonight subsidiary. Tix4Tonight has three operating units: Tix4Tonight, our discount ticket seller, Tix4AnyEvent (AnyEvent), our premium ticketing operation, and Tix4Members, our membership group ticket sales program. The Ticketing Service segment earns fee revenues from the sales of discounted tickets to purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offer discount dinner reservations. Ticketing Services revenues were $18.3 million for the year ended December 31, 2009 as compared to $14.0 million for the year ended December 31, 2008. Our revenues increased $4.3 million, or 31%, during the year ended December 31, 2009 as compared to the same period of the prior year. The increase in Ticketing Service revenues is the result of a $4.8 million increase in Tix4Tonight revenues and a $365,000 increase in ancillary revenues i.e. the sale of dinner reservations and tee times, offset by an $841,000 decline in premium ticket revenues. The decline in premium ticket revenues is primarily the result of lower demand for premium concert tickets and sporting event tickets due to overall weak economic conditions across the United States. Revenues earned through Tix4Members were not meaningful. Tix4Tonight revenues for the year ended December 31, 2009 and 2008 were $16.6 million and $11.8 million, which is an increase of $4.8 million, or 40% in 2009 as compared to the same period in 2008. The increase reflects both higher demand for discount tickets as well as a higher average selling ticket price in 2009. Sales of Tix4Tonight discount show tickets increased by 306,000 tickets or 29%, to 1,366,000 discount show tickets for the year ended December 31, 2009. The gross sales value of show tickets sold to customers plus commissions and fees earned were $77.7 million for the year ended December 31, 2009, as compared to $53.9 million for the year ended December 31, 2008, or a 44% increase. The average selling price per ticket in 2009 was $56.86 per ticket, which represented an increase of $5.98 per ticket or 12% as compared to $50.88 per ticket in 2008.

Ticketing Services revenues were $14.0 million for the year ended December 31, 2008 as compared to $14.3 million for the year ended December 31, 2007. Our revenues were relatively unchanged during the year ended December 31, 2008 as compared to the same period of the prior year. The stability in our Ticket Service segment revenues is the result of two factors. The first factor is that we have changed our strategy with regards to premium tickets.  AnyEvent’s customer changed from the general public to national retail ticket brokers. As a result of this change, we are assuming less risk. The effect of this change in strategy was that our premium ticket revenues declined $5.1 million to $1.2 million for the year ended December 31, 2008.  The second factor is Tix4Tonight’s revenues increased $4.7 million or 59% in 2008, as compared to the same period in 2007. The increase reflects both higher demand for discount tickets as well as a higher average selling ticket price in 2008. Tix4Tonight discount tickets sold increased 346,000 tickets or 48% to 1,060,000 discounted show tickets for the year ended December 31, 2008. This increase in revenues in 2008 as compared to 2007 reflects an increased customer demand for tickets, and higher revenues at our dinner reservation operations. Tix4Tonight earned commissions and fees related to the sale of $53.9 million of tickets to Las Vegas shows and events for the year ended December 31, 2008, as compared to $33.2 million for the year ended December 31, 2007. The average ticket price increased to $50.88 during the year-ended December 31, 2008, as compared to $46.56 for the comparable period in 2007.

Ticketing Services revenues were $14.3 million for the year ended December 31, 2007 as compared to $5.4 million for the year ended December 31, 2006. Our revenues increased $8.9 million, or 165%, during the year ended December 31, 2007 as compared to the same period of the prior year. The increase in Ticket Service segment revenues is the result of two factors. The first factor is AnyEvent was acquired in March 2007 and its results are reflected in this segment. During the approximately 10 months that we owned AnyEvent, it generated $6.2 million in revenues. The second factor is Tix4Tonight’s revenues increased $2.6 million or 49% in 2007 as compared to the same period in 2006. The increase reflects both higher demand for discount tickets as well as an average higher selling price per ticket in 2007. Tix4Tonight discount tickets sold increased 141,000 tickets or 27% to 714,000 discounted show tickets for the year ended December 31, 2007. This increase in revenues in 2007 as compared to 2006 reflects an increased customer demand for tickets, and new sources of revenue, including discount dinner reservations. Commissions and fees were earned on the gross sales value of show tickets sold to customers of $33.2 million for the year ended December 31, 2007, as compared to $23.0 million for the year ended December 31, 2006. The average ticket price increased to $48.39 in 2007, as compared to $36.38 in 2006.

During 2009 and 2008, two producers of shows accounted for 47% and 37% of revenues, respectively. The first producer’s shows represented 32% and 24% of our Ticketing Services segment’s revenues during 2009 and 2008, respectively. The second producer’s shows represented 15% and 13% of our Ticketing Services segment’s revenues during 2009 and 2008, respectively. Each producer’s shows appear at a different venue, hotel or theatre; however, no single show, venue or theatre was greater than 10% of revenues. During the year ended December 31, 2007, there was no single producer of shows that accounted for 10% or more of ticketing services revenues.

Direct Operating Expenses

Ticketing Services direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct operating expenses were $6.9 million for the year ended December 31, 2009 as compared to $5.7 million for the year ended December 31, 2008. Our direct operating expenses increased $1.2 million or 22%. The increase in direct operating expenses was the result of a $949,000 increase in rent expense and a $718,000 increase in employee related expense, which were offset in part by a $473,000 decline in direct operating costs associated with our premium ticket business. The increase in rent expense was due to a $127,000 increase as a result of new ticket outlets, $282,000 annual rent increases, $186,000 increase in bonus rents, and a $354,000 increase associated with a full year of rent expense in 2009 as compared to three months rent expense on a location that opened in October 2008. Employee related expenses increased 32% to $718,000 which is consistent with the 29% increase in discount show tickets sold. Offsetting the increase in direct operating expenses at our discount ticketing operations was a $473,000 decline in direct operating expenses at our premium tickets operations, which is consistent with the $841,000 or 72% decline in its revenue. The direct operating expenses for the years ended December 31, 2009 and 2008, as a percentage of revenues were 38% and 41%, respectively. The decline in direct operating expenses as a percentage of revenues in 2009 as compared to 2008 is reflective of the fixed nature of the operating expenses.

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

Selling, Marketing and Administrative Expenses

Ticketing Services selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. Selling, general, and administrative expenses for the years ended December 31, 2009 and 2008 were $3.5 million and $2.7 million, respectively. Our selling, marketing, and administrative expenses increased $828,000 or 30% during the year ended December 31, 2009 as compared to 2008. The increase in selling, general, and administrative expenses is reflective of the 31% increase in revenue activity at the Ticketing Services segment. Selling, marketing and administrative expenses were 19% of revenues during the years ended December 31, 2009 and 2008.

Tix4Tonight’s selling, marketing and administrative expenses were $2.7 million for the year ended December 31, 2008, as compared to $15.0 million for the year ended December 31, 2007. Our selling, marketing and administrative expenses decreased $12.3 million or 82%, during the year ended December 31, 2008. The $12.3 million decrease in selling, marketing and administrative expenses is the result of the Company issuing $12.6 million of common stock in 2007 as a payment for certain consulting services provided in conjunction with the development of strategic relationships with producers, presenters and venues for which there was no corresponding expense in 2008. This was partially offset by a $300,000 increase in Tix4Tonight’s selling, marketing, and administrative expense due to additional selling, and administrative expense associated with an increase in revenues.

Tix4Tonight’s selling, marketing and administrative expenses were $15.0 million for the year ended December 31, 2007, as compared to $1.2 million for the year ended December 31, 2006. Our selling, marketing and general and administrative expenses increased $13.8 million or 1,138%, during the year ended December 31, 2007. The $13.8 million increase in selling, general and administrative expenses includes $12.6 million related to consulting expenses. We issue our common stock as a payment for certain consulting services provided in conjunction with the development of strategic relationships with producers, presenters and venues. These agreements are reviewed and approved by our Board of Directors prior to their being entered and have durations that vary from two to four years. Due to the nature of the work being performed by the service provider there are no performance requirements included in these agreements, as a result the fair value of the common stock is expensed at the time the agreement is entered into by us. During 2007, we paid $1.7 million and issued common stock and warrants, which at the time of issuance had a fair market value of $10.9 million. The remaining $1.2 million increase is due to additional selling, and administrative expense associated with an increase in revenues and our acquisition of John's Tickets.

Exhibit Merchandising:

Our Exhibit Merchandising segment operating results were as follows:

Segment Reporting - Exhibit Merchandising

				% Change	% Change
	Year Ended December 31,			2009 vs.	2009 vs.
	2009	2008	2007	2008	2008

Revenue	$9,079,000	$11,030,000	$4,283,000	-18%	158%
Operating Expenses:
Direct operating expenses	5,462,000	6,877,000	2,843,000	-21%	142%
Selling, general and administrative expenses	2,422,000	3,681,000	905,000	-34%	307%
Impairment of goodwill	-	25,445,000	-	-100%	N/A
Impairment of intangible assets	-	7,687,000	-	-100%	N/A
Depreciation and amortization	1,179,000	3,173,000	1,229,000	-63%	158%

Operating income (loss)	$16,000	$(35,833,000)	$(694,000)	100%	-5063%

Operating margin	0%	-325%	-16%	100%	-1905%

Exhibit Merchandising offers exhibit and theatrical producers the opportunity for additional revenue streams while adding the retail expertise required to manage the operations, thereby leveraging the use of EM’s expertise and knowledge in the specialized retail world. Exhibitors receive a simple royalty payment each period with no other expense to the producer.

Revenues

EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turnkey retail store with commercially-available and extensive custom-branded product for sale. It operates the stores in spaced rented in conjunction with the exhibit. EM earns its revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, which is primarily derived from “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs” are currently booked in museums through July 2011 and December 2012, respectively. During the years ended December 31, 2009 and 2008, EM generated $9.1 million and $11.0 million in revenues, respectively. The $1.9 million decline in revenues during the year ended December 31, 2009 is due to three reasons. The first reason is that despite an overall 6% increase in visitor attendance at the exhibits supported by EM, there was a 22% decline in revenues per attendee as revenues per attendee in 2009 declined to $4.95 per attendee from $6.36 per attendee in 2008. Management believes this decline in revenues per attendee is due to the generally poor economic conditions in the United States. The second reason is the exhibit, “Tutankhamun and The Golden Age of the Pharaohs” taking 45 days to move from Dallas to San Francisco which caused the exhibit to be closed for approximately 15 additional days as compared to 2008. Lastly, a competing store was established at one of the exhibit locations. For the year ended December 31, 2008 revenues from our Exhibit Merchandising operation were $11.0 million or $917,000 per month as compared to $4.3 million or $860,000 per month for the five months of operation from August 8, 2007, the acquisition date, to December 31, 2007.

Direct Operating Expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses for the years ended December 31, 2009, 2008, and 2007 were $5.5 million or 60% of revenues, $6.9 million or 62% of revenues, and $2.8 million or 66% of revenues, respectively.

Selling, Marketing and Administrative Expenses

EM’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. EM’s selling, marketing and administrative expenses for the twelve months ended December 31, 2009, 2008, and 2007 were $2.4 million or 27% of revenues, $3.7 million or 33% of revenues, and $905,000 or 21% of revenues.  The higher selling, marketing and administrative expenses incurred during 2008 are reflective of legal fees associated with the establishment of the foreign subsidiaries and the associated cost of housing, travel and transportation. In the first three quarters of 2009, the exhibits for which EM provided merchandising services were all domestic shows, whereas in 2008, all of the shows were located abroad.

Goodwill and Intangible Asset Impairment

There were no impairments of goodwill or intangible assets for the years ended December 31, 2009 and 2007. At December 31, 2008, as part of the annual review of goodwill and intangible assets, management determined an impairment of goodwill and intangible assets had occurred. As a result, in 2008, Tix’s management recorded impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. There can be no assurance that future goodwill impairments will not occur.

Live Entertainment:

Our Live Entertainment segment operating results were as follows:

Segment Reporting – Live Entertainment

				% Change	% Change
	Year Ended December 31,			2009 vs.	2009 vs.
	2009	2008	2007	2008	2008

Revenue	$54,455,000	$44,563,000	$-	22%	N/A
Operating Expenses:
Direct operating expenses	48,475,000	36,150,000	-	34%	N/A
Selling, general and administrative expenses	4,948,000	5,884,000	-	-16%	N/A
Depreciation and amortization	790,000	916,000	-	-14%	N/A

Operating income	242,000	1,613,000	-	-85%	N/A

Operating margin	0%	4%	N/A	-88%	N/A

As a live entertainment presenter, we book touring theatrical and concert presentations with a history of successful commercial appeal as well as participate in the development and roll-out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London.  We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eleven US cities, our Salt Lake City based group and corporate sales team, and standard marketing tools including print, radio, television, outdoor and e-marketing tools. In addition, we invest in shows or productions in advance of their initial tour to obtain favorable touring and distribution rights.

Revenues

During the years ended December 31, 2009 and 2008, revenues from our Live Entertainment operations were $54.5 million and $44.6 million, respectively. The $9.9 million increase in revenues was due to several shows being presented in arenas where ticket prices and number of attendees are greater than the community theaters, where many of our shows generally play. Although the overall number of show performances decreased in 2009 to 1,045 as compared to 1,076 show performances in 2008, there was an increase in show dates for the shows that played in the arenas. These shows that played in arenas had 112 show performances in 2009 as compared to 33 show performances in 2008, which led to a $9.9 million increase in revenues.

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

During 2009, our Live Entertainment segment had several shows that represented approximately 10% of its revenues. Shows that represented approximately 10% of our revenues were “Walking with Dinosaurs,” and “Mannheim Steamroller.”

Direct Operating Expenses

During the years ended December 31, 2009 and 2008, direct operating expense was $48.5 million or 89% of revenues and $36.1 million or 81% of revenues, respectively. The higher direct operating cost as a percentage of revenues reflects the greater number of tickets that have been discounted in 2009 as compared to 2008 as a strategic response to lower demand resulting from the poor economic climate. Expenses that would be characterized as direct operating expenses include the guarantees, profit sharing and royalties paid directly to the touring productions, direct expenses of the theater which include staffing, rent and box office charges, marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have sharing arrangements whereby the artist receives an increasingly higher share of the operating income as revenues increase, therefore, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. Live Entertainment’s administrative expenses for the years ended December 31, 2009 and 2008, were $4.9 million or 9% of revenues, and $5.9 million or 13% of revenues, respectively. The decline in selling, marketing, and administrative expenses was due to Management’s decision to reduce costs to maximize profitability.

Depreciation and Amortization

Depreciation and amortization expense incurred during the years ended December 31, 2009 and 2008 was $790,000 and $916,000, respectively, and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for 2010.

Contractual Obligations and Commitments

At December 31, 2009, the Company did not have any material commitments for capital expenditures. The Company’s principal commitments for the next five fiscal years consisted of contractual commitments as summarized below.

	Payments due by Fiscal Years Ending December 31,
	Total	2010	2011	2012	2013	2014

Debt obligations (1)	$1,000,000	$1,000,000	$-	$-	$-	$-

Capital lease obligations	87,000	67,000	9,000	8,000	3,000	-

Operating lease obligations (2)	12,200,000	3,506,000	3,030,000	2,582,000	1,512,000	1,570,000

Total contractual cash obligations	$13,287,000	$4,573,000	$3,039,000	$2,590,000	$1,515,000	$1,570,000

(1)	Includes a $1.0 million promissory note related to the acquisition of All Access in March 2010.
(2)	Includes $2.9 million in operating lease obligations assumed related to the acquisition of All Access in March 2010.

Off-Balance Sheet Arrangements:

At December 31, 2009, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2009, it would not have had a material effect on our results of operations or cash flows for that period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2009, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act to ensure the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, Weinberg & Company, P.A., who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of all directors and executive officers of the Company as of February 15, 2010. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers.

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

Name	Age	Position(s)
Mitch Francis	54	Chairman of the Board of Directors, President, Chief Executive Officer

Kimberly Simon	42	Chief Operating Officer

Matthew Natalizio	54	Chief Financial Officer

Joseph Marsh	57	Director, Co-CEO of Tix Productions, Inc.

Benjamin Frankel	73	Director

Norman Feirstein	60	Director

Sam Georges	63	Director

Andrew Pells	53	Director

None of the Company's directors or executive officers has, during the past ten years, (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Biographies of Directors and Executive Officers:

Mitch Francis founded Tix Corporation in 1993 and has been the Chairman of the Board of Directors and Chief Executive Officer since its inception. Mr. Francis is an innovative leader whose inventions have yielded two United States patents with another three inventions patent- pending. All of these inventions have contributed to the unique businesses and success of Tix Corporation. Mr. Francis was one of the first real estate majors in the United States at the University of Colorado and developed numerous shopping centers, office buildings and condominium projects. His real estate expertise has been a valuable asset to the Company in identifying and negotiating its retail facilities which have been a significant element of Tix Corporation’s success.

Kimberly Simon has been employed by the Company for over twelve years. Ms. Simon started her career with the Company in September 1997 as the general manager of the Company's Las Vegas ride simulator facility. Effective March 1, 2007, Ms. Simon was promoted to Chief Operating Officer and is responsible for all day-to-day operations. Prior to joining the Company, Ms. Simon gained managerial experience with several national companies. Ms. Simon graduated from Northern Illinois University with a Bachelor’s Degree.

Matthew Natalizio has been Chief Financial Officer of the Company since September 2007. Prior to joining us, Mr. Natalizio was the CFO of CytRx Corporation from July 2004 to September 2007, and from November 2002 to December 2003, he was President and General Manager of a privately held furniture manufacturing company. Prior to that, from January 2000 to October 2002, he was Chief Financial Officer of Qualstar Corporation, a publicly traded designer and manufacturer of data storage devices. Mr. Natalizio was Vice President of Finance and Treasurer from 1993 until 1998, and as Vice President, Operations from 1998 through 1999, of Superior National Insurance Group, Inc., a publicly traded insurance company. Mr. Natalizio is a CPA (inactive) and was a Senior Manager at KPMG. He earned his Bachelor of Arts degree in Economics from the University of California, Los Angeles.

Joseph Marsh was elected as a director of the Company effective July 8, 2009. Mr. Marsh has produced and promoted concerts, theatricals and family shows worldwide for the last 20 years. Currently, Mr. Marsh is an investor in the exhibits of “King Tutankhamun” and  “Diana: a Celebration”, a showcase of the life and works of Diana, Princess of Wales. Mr. Marsh continues to produce David Copperfield worldwide and is active in the national tour of Lord of the Dance. Mr. Marsh is currently involved in the production of shows throughout North America including The Magic of David Copperfield, Michael Flatley’s Lord of the Dance, Jesus Christ Superstar, Bob the Builder Live, Mannheim Steamroller, and 101 Dalmatians The Musical. Mr. Marsh is also a partner in the Stonebridge project in Cleveland, Ohio, and his management company owns and manages over 200,000 square feet of commercial property, 1,000 acres of developable land and two large housing developments.

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

Andrew Pells was elected as a Director of the Company effective July 2, 2007. From 1990 to December 2003, Mr. Pells served as an executive of Hotels.com and its predecessors in various management capacities. From January 1, 2004 to the present, Mr. Pells has been an independent consultant to the Internet/Travel Industry.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities complied with Section 16(a) during 2009.

Family Relationships among Directors and Executive Officers:

There were no family relationships among directors and executive officers during the years ended December 31, 2009, 2008, and 2007.

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

Meetings and Committees of the Board of Directors:

During the year ended December 31, 2009, the Company’s Board of Directors met on three occasions. Additional board actions were taken by unanimous written consent.

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

The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to an individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our Company. The Compensation Committee uses annual and other periodic cash bonuses to reward an officer’s achievement of specific goals and employee stock options as a retention tool and as a means to align the executive’s long-term interests with those of our stockholders, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation to maintain our company’s ability to attract and retain excellent employees in key positions and to assure that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies. To that end, the Compensation Committee believes executive compensation packages provided by us to our named executive officers should include both cash compensation and stock options.

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

The Compensation Committee and the President and Chief Executive Officer annually review the performance of each named executive officer (other than the President and Chief Executive Officer, whose performance is reviewed only by the Compensation Committee). The conclusions reached and recommendations based on these reviews with respect to salary adjustments and annual award amounts, are presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

     Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual cash and incentive-based cash and non-cash executive compensation to motivate our named executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Compensation Committee historically has not employed outside compensation consultants. The Compensation Committee utilizes data to set compensation for our executive officers at levels targeted at or around a range of compensation amounts provided to executives at comparable companies considering, for each individual, their individual experience level related to their position with us. There is no pre-established policy or target for the allocation between cash and non-cash incentive compensation.

     2009 Executive Compensation Components

For 2009, the principal components of compensation for the named executive officers were:

•	base salary;

•	annual bonuses; and

•	equity incentive compensation.

     Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the year. Base salary ranges for the named executive officers and are determined for each named executive officer based on his position and responsibility.

During its review of base salaries for executives, the Compensation Committee primarily considers:

•	the negotiated terms of each executive employment agreement;

•	internal review of the executive’s compensation, both individually and relative to other named executive officers; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of the Company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the Compensation Committee’s assessment of the individual’s performance. Base salaries for the named executive officers in 2009 were increased from the base salaries in effect during the prior year by amounts ranging from 8% to 40%.

     Annual and Special Bonuses

The Compensation Committee has not established an incentive compensation program with fixed performance targets. Because we do not generate significant profits, the Compensation Committee bases its discretionary compensation awards on the achievement of milestones, effective fund-raising efforts, and effective management of personnel and capital resources, among other criteria. During 2009, a bonus of $50,000 was paid to each of the named Executive Officers.

     Equity Incentive Compensation

As indicated above, the Compensation Committee also aims to encourage the Company’s executive officers to focus on long-term company performance by allocating to them stock options that vest over a period of several years. In 2009, the Compensation Committee granted to Mr. Francis a non-qualified common stock option to purchase 150,000 shares of our common stock at a price of $1.28 per share, which equaled the closing market price on the date of grant. The common stock option vests annually over three years, provided that Mr. Francis continues in our employ. In 2007, the Compensation Committee granted to Ms. Simon a nonqualified common stock option to purchase 300,000 shares of our common stock at a price of $7.00 per share, which equaled the closing market price on the date of grant. The common stock option vests annually over three years, provided that Ms. Simon continues in our employ. In 2007, in connection with the hiring of Matthew Natalizio as Chief Financial Officer, the Compensation Committee granted to Mr. Natalizio common stock options to purchase 340,000 shares of our common stock at a price of $7.00 per share, which equaled the closing market price on the date of grant. In addition, the Compensation Committee also granted to other executives common stock options that had an exercise price equal to the closing market price on the date of grant, and also vest annually over three years, provided that such executives remain in our employ through such annual vesting periods.

     Retirement Plans, Perquisites and Other Personal Benefits

We have adopted a tax-qualified employee savings and retirement plan, the 401(k) Plan, for eligible United States employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) Plan in an amount determined by our board of directors. Matching and profit-sharing contributions, if any, as well as all other contributions are at all times fully vested. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

We do not provide any of our executive officers with any other perquisites or personal benefits (what about reimbursement to Mitch and Kim for tax payments on perquisites, does this need to be disclosed?- it’s not mentioned in the employment agreements), other than benefits that we offer Mr. Francis and Ms. Simon in their employment agreements. As required by Mr. Francis’ employment agreement, during 2009 we paid insurance premiums with respect to life insurance policies for Mr. Francis which had a face value of approximately $5.3 million as of December 31, 2009 and under which Mr. Francis’ designee is the beneficiary. In addition, Mr. Francis receives a car allowance, car insurance, tax preparation, long term disability and health insurance for his spouse. As required by Ms. Simon’s employment agreement, during 2009, we paid a car allowance, car insurance, tax preparation, and medical insurance premiums.

     Ownership Guidelines

The Compensation Committee has no requirement that each named executive officer maintains a minimum ownership interest in our company.
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

We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest annually over the first three years of the ten-year option term. Vesting and exercise rights cease upon termination of employment (or, in the case of exercise rights, 90 days thereafter), except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives, and reward or provide incentive for the achievement of corporate goals and strong individual performance. Options are granted based on a combination of individual contributions to our company and on general corporate achievements, which may include the attainment of product development milestones and attainment of other annual corporate goals and objectives. On an annual basis, the Compensation Committee assesses the appropriate individual and corporate goals for our new executives and provides additional option grants based upon the achievement by the new executives of both individual and corporate goals. We expect that we will continue to provide new employees with initial option grants in the future to provide long-term compensation incentives and will continue to rely on performance-based and retention grants to provide additional incentives for current employees. Additionally, in the future, the Compensation Committee may consider awarding additional or alternative forms of equity incentives, such as grants of restricted stock, restricted stock units and other performance-based awards.

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

Accounting for Share-Based Compensation

Beginning on January 1, 2006, we began accounting for share-based compensation in accordance with the authoritative guidance of the Financial Accounting Standards Board. This accounting treatment has not significantly affected our compensation decisions. The Compensation Committee takes into consideration the tax consequences of compensation to the named executive officers, but tax considerations are not a significant part of the company’s compensation policy.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee. Messrs. Feirstein, Georges, and Pells served as the members of the Compensation Committee during 2009.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing “Compensation Discussion and Analysis” be included in this Annual Report. Norman Feirstein, Sam Georges, and Andy Pells served as the members of the Compensation Committee during 2009.

The following table and text sets forth information with respect to the compensation paid to the Company’s senior executive officers during the years ended December 31, 2009, 2008, and 2007. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SAR’s, or any other compensation paid to the named executive officers.

SUMMARY COMPENSATION TABLE

	Year Ended		Base		Stock	Option		Other		Total
	December		Salary	Bonus	Awards	Awards		Compensation		Compensation
Name and Principal Position	31,		$	$	$	$		$		$

Mitch Francis	2009		425,000	50,000	-	158,000	(1)	81,000	(2)	714,000
Chief Executive Officer,	2008		297,000	-	-	-		54,000	(2)	351,000
Chairman of the Board	2007		297,000	-	-	-		39,000	(2)	336,000

Kimberly Simon	2009		249,000	50,000	-	-		28,000	(4)	327,000
Chief Operating Officer	2008		243,000	-	-	-		17,000	(4)	260,000
	2007		225,000	21,000	-	1,600,000	(3)	10,000	(4)	1,856,000

Matthew Natalizio	2009		238,000	50,000	-	-		-		288,000
Chief Financial Officer	2008		215,000	-	-	-		-		215,000
	2007		62,000	-	-	1,600,000	(5)	-		1,662,000

Lee Marshall	2009	(6)	321,000	25,000	-	-		-		346,000
Co-CEO Tix Productions Inc (TPI)	2008	(7)	250,000	102,000	-	-		-		352,000

Steve Boulay	2009	(7)	189,000	-	-	-		3,000	(7)	192,000
Vice President, Marketing (TPI)	2008	(7)	149,000	-	-	-		3,000	(7)	152,000

John Ballard	2009	(7)	189,000	-	-	-		5,000	(7)	194,000
President, Tix Productions (TPI)	2008	(7)	149,000	-	-	-		4,000	(7)	153,000

(1)  On March 1, 2009, the Company entered into a new written employment agreement with Mr. Francis, in conjunction with the agreement the Compensation Committee of the Company’s board of directors granted Mr. Francis a ten-year, nonqualified stock option to purchase 150,000 shares of our common stock at a price of $1.28 per share. The options vest in three installments of 50,000 shares each on March 1, 2010, 2011 and 2012, subject to Mr. Francis remaining in the continuous employ of the Company through such vesting dates. Upon termination of Mr. Francis’ employment agreement for any reason other than “cause” (as defined), any options not previously vested will immediately vest and be exercisable for a period of one year from the date of termination. The aggregate fair value of this common stock option at the grant date was $158,000, and was calculated using the Black Scholes option pricing model. For a discussion on the assumptions made in the valuation, refer to the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

(2)  In 2009, other compensation includes $4,000 of disability insurance premiums, $20,000 of automobile expense, $12,000 of life insurance premiums, $2,000 for personal tax consultation paid on behalf of Mr. Francis, $14,000 of company 401 (k) matching funds, and $29,000 in reimbursements for the payment of taxes. In 2008 this amount includes $8,000 of disability insurance premiums, $17,000 of automobile expense, $11,000 of life insurance premiums, $4,000 for personal tax consultation paid to or on behalf of Mr. Francis, and $11,000 of company 401(K) matching funds. In 2007 this amount includes $11,000 of disability insurance premiums, $18,000 of automobile expense, $7,000 of life insurance premiums and $4,000 for personal tax consultation paid to or on behalf of Mr. Francis.

(3)  On September 27, 2007, the Company entered into a written employment agreement with Kimberly Simon, in conjunction with the agreement the Compensation Committee of the Company’s board of directors granted Ms. Simon a ten-year, nonqualified stock option to purchase 300,000 shares of our common stock at a price of $7.00 per share. The options vest in three installments of 100,000 shares each on September 1, 2008, 2009 and 2010, subject to Ms. Simon remaining in the continuous employ of the Company through such vesting dates.  Upon termination of Ms. Simon’s employment agreement for any reason other than “cause” (as defined), any options not previously vested will immediately vest and be exercisable for a period of one year from the date of termination. The aggregate fair value of this common stock option at the grant date was $1.6 million, and was calculated using the Black Scholes option pricing model. For a discussion on the assumptions made in the valuation, refer to the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

(4)  For 2009, other compensation includes $7,000 of automobile expense, $1,000 for personal tax consultation paid on behalf of Ms. Simon, $12,000 of company 401 (k) matching funds, and $8,000 in reimbursements for the payment of taxes. For 2008, this amount includes $7,000 of automobile expense, $2,000 of medical insurance premiums and $8,000 of Company 401(k) matching funds. For 2007, this amount includes $7,000 of automobile expense, $2,000 of medical insurance premiums and $1,000 for personal tax consultation paid to or on behalf of Ms. Simon.

(5) In conjunction with his employment in September 2007, Mr. Natalizio was granted a ten-year, nonqualified option to purchase 340,000 shares of our common stock at a price of $7.00 per share, which equaled the closing market price of our common stock on the date Mr. Natalizio commenced service. The first 40,000 options vested immediately and the remaining 300,000 stock options vest annually over a three-year period, provided that Mr. Natalizio remains in our employ. The aggregate fair value of this common stock option at the grant date was $1.8 million, and was calculated using the Black Scholes option pricing model. For a discussion on the assumptions made in the valuation, refer to the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

(6)  In conjunction with the completion of the Merger with Magic Arts and Entertainment, we entered into an employment agreement with Lee D. Marshall, a founder of Magic, under which he will serve as the Co-Chief Executive Officer of TPI. The employment agreement commenced on February 29, 2008 and will expire on February 28, 2011, unless sooner terminated in accordance with the applicable provisions of the employment agreement. Under the employment agreement, Mr. Marshall is entitled to an annual salary of $300,000 that will increase by $25,000 each year during the term of the agreement. Mr. Marshall also is eligible to receive annual bonuses based upon TPI exceeding performance milestones specified in his employment agreement. For 2009 and 2008, the Company recorded $25,000 and $102,000, respectively, which was charged to operations as general and administrative expense.

(7) In conjunction with the completion of the Merger with NewSpace Entertainment, we entered into written employment agreements with John Ballard and Steve Boulay, pursuant to which they serve as Chief Operating Officer and Vice President - Marketing, respectively, at TPI. The term of each of the employment agreements commenced on March 11, 2008, and will expire on the third anniversary of such date, unless sooner terminated in accordance with applicable provisions of the employment agreements.

Mr. Ballard and Mr. Boulay are entitled under their respective employment agreements to an annual salary of $185,000. Each of Messrs. Ballard and Boulay are entitled to increases in their annual salaries of at least 3% per annum. For 2008 the salary amount represents salary from March 11, 2008 through December 31, 2008.  Other compensation represents the Company’s 401(K) contribution match.

Grants of Plan-Based Awards for Fiscal Year 2009:

The following table details grants to our named executive officers during 2009:

		Estimated Future Payouts		All Other
		Under Non-Equity		Option Awards:
		Incentive Plan Awards		Number of	Exercise	Grant Date
		Target	Maximum	Securities	Price of	Fair Value
	Grant	Bonus	Bonus	Underlying	Option	of Option
	Date	Payments	Payments	Options (1)	Awards	Awards (2)

Mitch Francis	4/3/2009	$-	$-	150,000	$1.28	$158,000

(1)	The options vest in three installments of 50,000 shares each on March 1, 2010, 2011 and 2012, subject to continued employment through such vesting dates.
(2)
The aggregate fair value of this common stock option at the grant date was calculated using the Black Scholes option pricing model. For a discussion on the assumptions made in the valuation, refer to the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Stock Option and Warrant Grants:

The following table sets forth information as of December 31, 2009 concerning unexercised options and warrants, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table. For additional information related to stock options and the valuation of stock options, see footnote 11 to the consolidated financial statements.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2009

	Option and Warrant Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
			Equity					Plan	Awards:
			Incentive					Awards:	Market
			Plan					Number	or Payout
			Awards:					of	Value of
	Number of	Number of	Number of				Market	Unearned	Unearned
	Securities	Securities	Securities			Number	Value of	Shares,	Shares,
	Underlying	Underlying	Underlying			of Shares	Shares or	Units or	Units or
	Unexercised	Unexercised	Unexercised	Option		or Units	Units of	Other	Other
	Options	Options	Unearned	and	Option	of Stock	Stock	Rights	Rights
	and	and	Options	Warrant	and	That	That	That	That
	Warrants	Warrants	and	Exercise	Warrant	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Warrants	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Mitch Francis	-	150,000	-	1.28	4-3-2019
Chief Executive Officer

Kim Simon	200,000	100,000	-	7.00	9-27-2017
Chief Operating Officer
	100,000	-	-	0.36	2-27-2012

Matthew Natalizio	240,000	100,000	-	7.00	9-10-2017
Chief Financial Officer

Option and Warrant Exercises and Stock Vested:

The following table provides information regarding exercise of stock options and warrants by each of our named executive officers during 2009:

2009 EXERCISES OF PLAN-BASED AWARDS

	Number of	Value Realized
	Shares Acquired	on Exercise (1)
Name	on Exercise	($)

Kimberly Simon	150,000	$214,500
Chief Operating Officer

1.	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise of common stock options.

Quantification of Termination Payments and Benefits

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment without “cause” or his resignation for “good reason,” termination following a change in control, and termination upon the executive’s death or permanent disability. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2009, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

TERMINATION PAYMENTS AND BENEFITS

		Termination Without Cause
		or for Good Reason
		Before Change	After Change			Change in
Name	Benefit	in Control ($)	in Control ($)	Death ($)	Disability ($)	Control ($)

Mitch Francis	Severance Payment (3)	975,000	2,250,000	-	-	-
Chief Executive Officer,	Stock Options (4)	-	69,000	-	-	-
Chairman of the Board	Health Insurance (1)	-	15,000	-	-	-
	Life Insurance (1)	-	18,000	-	-	-
	Disability Insurance (1)	-	6,000	-	-	-
	Automobile (2)	44,000	-	-	-	-

Kimberly Simon	Severance Payment (3)	175,000	1,312,000	-	-	-
Chief Operating Officer	Stock Options	-	-	-	-	-
	Health Insurance (1)	-	16,000	-	-	-
	Automobile (2)	15,000	-	-	-	-

Matthew Natalizio	Severance Payment (5)	125,000	125,000	-	-	-
Chief Financial Officer

Lee Marshall	Severance Payment (5)	163,000	163,000	-	-	-
Co-CEO Tix Productions

Steve Boulay	Severance Payment (5)	95,000	95,000	-	-	-
Chief Operating Officer,
Tix Productions

John Ballard	Severance Payment (5)	95,000	95,000	-	-	-
President, Tix Productions

(1)	Represents the cost as of December 31, 2009 for a period of eighteen months.

(2)
Represents the cost as of December 31, 2009 for the remaining term of the employment agreement. For Mitch Francis, the contract term ends February 28, 2012. For Kimberly Simon, the contract term ends August 31, 2010.

(3)
The Severance Payment in the Before Change in Control column represents salary paid through the end of the employment contract term. For Mitch Francis, the contract term ends February 28, 2012. For Kimberly Simon, the contract term ends August 31, 2010. The Severance Payment in the After Change in Control Payment column represents five times the annual base salary as of December 31, 2009, and is a lump sum payment no later than 30 days after employee’s date of termination.

(4)
Represents the aggregate value of stock options that vest and become exercisable immediately upon the triggering event, as if such event took place on December 31, 2009. The amount was determined as the aggregate difference between the stock price as of December 31, 2009 and the exercise price of the underlying options.

(5)	Amount is paid over a six month period in accordance with the Company's normal payroll practices.

Directors Compensation:

Beginning in July 2008, members of the Board of Directors who are not employees of the Company receive quarterly payments totaling $25,000 annually and reimbursement for any expenses incurred in attending the meetings. Also, beginning in April 2009, the Chairman of the Audit Committee receives an additional $20,000 annually and the Corporate Secretary receives an additional $6,000 annually.  Further, in 2009, Messer Pells, Georges, Frankel, and Feirstein each received 25,000 common stock options with an exercise price of $1.25. In 2008 and 2007, Messrs Pells and Georges each received 25,000 common stock options and 10,000 common stock options, respectively. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. The non-employee directors are eligible to participate in the 2004 Directors Option Plan.

Prior to July 2008, members of the Board of Directors who were not employees of the Company received $2,000 for each meeting they attended of the Board of Directors, and reimbursement for any expenses incurred in attending the meetings.

DIRECTOR COMPENSATION TABLE

			All Other
		Stock Awards	Compensation	Total
Name and Principal Position	Year	($)	($) (1) (2) (3)	($)

Andrew Pells - Director	2009	-	45,000	45,000
	2008	-	55,500	55,500
	2007	-	48,000	48,000

Benjamin Frankel - Director	2009	-	45,000	45,000
	2008	-	12,500	12,500
	2007	-	8,000	8,000

Norman Feirstein - Director	2009	-	49,500	49,500
	2008	-	12,500	12,500
	2007	-	8,000	8,000

Sam Georges - Director	2009	-	62,500	62,500
	2008	-	58,000	58,000
	2007	-	48,000	48,000

(1)
During the year ended December 31, 2009, the Company’s Board of Directors met on three occasions, of which two were telephonic and one was through video conference. Messrs. Georges and Feirstein attended all three meetings. Messrs. Pells and Frankel attended two meetings, of which one was telephonic and one was video conference. Non-employee directors of the Company received $6,250 per quarter. In addition, Mr. Georges received an additional $2,500 per quarter for chairing the audit committee until April 2009. Beginning in April 2009, Mr. Georges received an increase in compensation to $5,000 per quarter for chairing the audit committee and Mr. Feirstein received an additional $1,500 per quarter for performing the Corporate Secretary responsibilities. Messrs Pells, Georges, Frankel and Feirstein each received options to purchase 25,000 shares of our common stock, which management estimated the value to be $20,000 each using the Black-Scholes Model. For a discussion on the assumptions made in the valuation, refer to the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

(2)
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

(3)
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

Long-Term Incentive Plans:

2009 Equity Incentive Plan:

On July 8, 2009, the 2009 Equity Incentive Plan (the “2009 Equity Plan”) for officers, employees and consultants of the Company was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company. The 2009 Equity Plan authorized the granting of not more than 3,000,000 restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. The 2009 Equity Plan provides that stock options or SAR’s granted can be exercisable immediately as of the effective date of the applicable agreement, or in accordance with a schedule or performance criteria as may be set in the applicable agreement. The exercise price for non-qualified stock options or SAR’s would be the amount specified in the agreement, but shall not be less than the fair value of the Company’s common stock at the date of the grant. The exercise price for incentive stock options cannot be less than the fair market value of the Company’s common stock on the date of grant (110% of the fair market value of the Company’s common stock on the date of grant for a stockholder owning in excess of 10% of the Company’s common stock).

During 2009, the Company’s board of directors granted options to purchase 25,000 shares of common stock under the 2009 Equity Plan. Further, options granted to Mr. Natalizio to purchase 340,000 shares of our common stock that were previously not under a Company Plan were transitioned and deemed to be grants under the newly adopted 2009 Equity Plan.

As of December 31, 2009, options to purchase 2,635,000 shares of common stock are reserved for issuance under the 2009 Equity Plan.

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

During the year ended December 31, 2009, the Company issued options to purchase 150,000 shares of common stock under the 2004 Option Plan. During the year ended December 31, 2008, the Company issued options to purchase 25,000 shares of common stock under the 2004 Option Plan. During the year ended December 31, 2007, the Company issued options to purchase 507,000 shares of common stock under the 2004 Option Plan. The Company issued 300,000 options under the 2004 Option Plan in 2006.
As of December 31, 2009, options to purchase 144,000 shares of common stock were reserved for issuance under the 2004 Option Plan.

2004 Directors Option Plan:

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the “2004 Directors Option Plan”) for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 100,000 shares of the Company’s common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and vest one-third in each of the three years following the grant. The exercise price for non-qualified stock options would be the fair value of the Company’s common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. On May 30, 2007, an amendment to the 2004 Directors Option Plan was approved through a Corporate Resolution by the Company’s Board of Directors, and adjusts the vesting period of options granted from vesting one-third annually over three years to vesting immediately. On July 8, 2009, an additional amendment to the 2004 Directors Option Plan (“The Amendment”) was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company. The Amendment increased the authorized amount of option grants to purchase shares of our common stock to 1,000,000 shares.

During 2009, the Company’s board of directors granted 25,000 options each to Messrs. Pells, Georges, Frankel, and Feirstein. The grant date fair value of the options granted to Messrs. Pells, Georges, Frankel, and Feirstein in 2009, as calculated using the Black Scholes Model, was $20,000 each. During 2008, the Company’s board of directors granted 25,000 options each to Messrs. Pells and Georges. The value of the options granted to Messrs. Pells and Georges in 2008, as calculated using the Black Scholes Model, was $43,000 each. During 2007, the Company’s board of directors granted 10,000 options to purchase our common stock to each of Messrs. Pells and Georges in conjunction with them becoming directors of Tix Corporation. The value of the options granted, as calculated using the Black Scholes Model, was $46,000 and $40,000, respectively. Prior to the above issuance, the Company had not granted any options under the 2004 Directors Option Plan.

 A summary of stock options and warrants issued to officers, directors and employees as of December 31, 2009 is presented below:

	Stock Option and Warrant Value Table
				Value of Unexercised
	Number of Shares of		Weighted	in-the-Money Stock Options
	Common Stock Underlying		Average	and Warrants at
	Stock Options and Warrants		Exercise	Fiscal Year-End (1)
	Unvested	Vested	Price	Unvested		Vested

Option Plans:

Directors	-	170,000	$2.18		$-		$49,000

Mitch Francis	150,000	-	$1.28		$69,000		$-

Kimberly Simon	100,000	200,000	$7.00	$		$

Matthew Natalizio	100,000	240,000	$7.00		$-		$-

Curt Bechdel	50,000	75,000	$6.09		$2,250	$

Employees	22,000	44,000	$6.85		$-		$-

Non-Plan Stock Options and Warrants:

Kimberly Simon - Warrants		100,000	$0.36	$			$138,000

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and warrants and the market price for the common stock of $1.74 per share at December 31, 2009.

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

As of February 15, 2010, the Company had a total of 31,123,357 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of February 15, 2010: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

			Percent of
	Amount and		Shares of
	Nature of		Common Stock
	Beneficial		Outstanding
Name and Address of Beneficial Owner	Ownership		(2)

Mitch Francis (1)	3,589,474	(3)	11.2%

Kimberly Simon (1)	968,109	(4)	2.8%

Matthew Natalizio (1)	340,000	(6)	0.8%

Benjamin Frankel (1)	324,000	(7)	1.0%

Norman Feirstein (1)	455,000	(8)	1.5%

Sam Georges (1)	70,000	(6)	0.2%

Andy Pells (1)	60,000	(6)	0.2%

Joe Marsh (1), (10)	4,650,301		14.9%

Lee Marshall (1)	1,758,298		5.6%

All directors and officers as a group (9 persons)	12,215,182	(5)	38.3%

Christopher Maggiore (9)	1,810,625		5.8%

(1)   The address of each such person is c/o the Company, 12001 Ventura Place, Suite 340, Studio City, California 91604.

(2)   The calculation is based on the number of shares of common stock outstanding on February 15, 2010, plus, with respect to each named person, the number of shares of common stock which the stockholder has the right to acquire upon exercise of stock options and warrants exercisable within 60 days of February 15, 2010.

(3)   Includes 3,439,000 shares of common stock owned by Mr. Francis. Also includes an option to purchase 150,000 shares of the Company’s common stock. The balance excludes 255,000 shares of common stock owned by Sandra Francis, the wife of Mr. Francis, as to which Mr. Francis disclaims beneficial ownership.

(4)   Includes 568,000 shares of common stock owned by Ms. Simon and 400,000 shares of common stock issuable upon exercise of stock options and warrants.

(5)   Includes 11,188,000 shares of common stock owned by officers and directors, and 1,060,000 shares of common stock issuable upon exercise of stock options and warrants granted to officers and directors. Also excludes 255,000 shares of common stock owned by Sandra Francis, the wife of Mr. Francis, as to which Mr. Francis disclaims beneficial ownership.

(6)   Messrs Pells and Georges were each granted options to purchase 35,000 shares of the Company’s common stock as a result of their directorships. In addition, Messrs Pells and Georges were each granted options to purchase 25,000 shares of the Company’s common stock in 2009. Mr. Georges separately purchased 10,000 shares of Tix common stock in the open market.  Mr. Natalizio was granted 340,000 shares as a result of his appointment as Chief Financial Officer.

(7)   Includes 299,000 shares of common stock owned by Mr. Frankel and 25,000 shares of common stock issuable upon exercise of stock options granted to Mr. Frankel.

(8)   Includes 430,000 shares of common stock owned by Mr. Feirstein and 25,000 shares of common stock issuable upon exercise of stock options granted to Mr. Feirstein.

(9)   The address of this person is 6860 Chillingsworth Circle, Canton, Ohio 44718.

(10) In connection with the acquisition of Exhibit Merchandising, the Company entered into a Voting Agreement with Joseph Marsh pursuant to which, for a period of four years, Mr. Marsh granted the Company, through its board of directors, the right to vote all of his shares, including the shares acquired pursuant to the Asset Purchase Agreement. As of the date hereof, such shares totaled 4,650,301.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2007, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation. During the years ended December 31, 2009, 2008, and 2007, the Company incurred fees to such accounting firms for accounting and tax services of $55,000, $33,000, and $53,000, respectively.

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

Director Independence

Our board of directors reviewed our directors’ responses to a questionnaire inquiring about their transactions, relationships and arrangements with us, as well as those of their immediate family members.  The questionnaire also inquired as to other potential conflicts of interest.  After reviewing this information, our board of directors determined that it is comprised of a majority of “independent directors,” as such term is defined in the NASDAQ rules and Rule 10A-3 of the Exchange Act.  Among our six directors, Andy Pells, Norman Feirstein, Benjamin Frankel and Sam Georges meet the NASDAQ and the Exchange Act standards for independent directors except that Mr. Frankel does not meet the independence standards under the Exchange Act for members of the Audit Committee and is not a member of such Committee.  The remaining directors, Mitch Francis and Joseph Marsh do not qualify as an independent director.  Our independent directors did not engage in any transaction, or otherwise have relationship or arrangement with us that would compromise their independency as defined by the NASDAQ rules or Rule 10A-3 of the Exchange Act.  Our Audit Committee is comprised of three independent directors, Messrs. Pells, Feirstein and Georges.  Our Compensation Committee is comprised of three independent directors, Messrs. Pells, Feirstein and Georges.  Our Nominating and Governance Committee is comprised of three independent directors, Messrs. Pells, Feirstein and Georges.

Additional information with respect to securities issued to the Company’s officers and directors in 2009, 2008, and 2007 is provided at “ITEM 11. EXECUTIVE COMPENSATION”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees:

Weinberg & Company, P.A. ("Weinberg") was the Company's independent registered public accounting firm for the years ended December 31, 2009, 2008, and 2007. Services provided to the Company by Weinberg with respect to such periods consisted of the audits of the Company's consolidated financial statements and limited reviews of the condensed consolidated financial statements included in Quarterly Reports on Form 10-Q. Weinberg & Co. also provided audit services with respect to our 2009 and 2008 Sarbanes-Oxley compliance, acquisition audits of Magic Arts & Entertainment, LLC and Exhibit Merchandising, LLC, and the subsequent filing of their financial statements on Form 8-K. Charges by Weinberg with respect to these matters aggregated $420,000, and $343,000, respectively, for the years ended December 31, 2009 and 2008.

Tax Fees:

Weinberg did not provide any services to the Company with respect to the preparation of corporate income tax returns or tax planning matters.

All Other Fees:

Weinberg did not provide any services with respect to any matters other than those related to audit and audit-related matters.

Pre-Approval Policies and Procedures:

The Audit Committee meets telephonically to periodically review and approve the scope of the services to be provided to the Company by its independent accountant, as well as to review and discuss any issues that may arise during an engagement. The Audit Committee considers various issues with respect to the services to be provided by the Company’s independent accountant, including the complexity of any engagement, its expected cost, the knowledge and expertise of the independent accountant's staff, any complex accounting or disclosure issues, new accounting pronouncements, and the capability of the Company's financial staff.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

TIX CORPORATION
(Registrant)

Date: March 16, 2010	By:	/s/ MITCH FRANCIS
Mitch Francis
Chief Executive Officer, President,
and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2010	By:	/s/ MATTHEW NATALIZIO
Matthew Natalizio
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 16, 2010	By:	/s/ BENJAMIN FRANKEL
Benjamin Frankel
Director

Date: March 16, 2010	By:	/s/ NORMAN FEIRSTEIN
Norman Feirstein
Director

Date: March 16, 2010	By:	/s/ SAM GEORGES
Sam Georges
Director

Date: March 16, 2010	By:	/s/ ANDREW PELLS
Andrew Pells
Director

Date: March 16, 2010	By:	/s/ JOSEPH MARSH
Joseph Marsh
Director

TIX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Tix Corporation

We have audited the accompanying consolidated balance sheets of Tix Corporation and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules on pages F-28 and F-29.  We have also audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  An audit of the consolidated financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tix Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Weinberg & Company, P.A.
Los Angeles, California

March 12, 2010

TIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

Assets
Current assets:
Cash	$9,885,000	$9,192,000
Accounts receivable, including show revenues earned but not billed	1,911,000	1,104,000
Advances to vendors	964,000	118,000
Inventory, net	2,172,000	3,320,000
Prepaid expenses and other current assets	1,350,000	749,000
Total current assets	16,282,000	14,483,000

Property and equipment:
Office equipment and furniture	2,191,000	1,816,000
Equipment under capital lease	408,000	408,000
Leasehold improvements	394,000	364,000
Property and equipment	2,993,000	2,588,000
Less accumulated depreciation	(1,685,000)	(1,155,000)
Total property and equipment, net	1,308,000	1,433,000

Other assets:
Intangible assets:
Goodwill	5,895,000	5,639,000
Intangibles, net	4,499,000	6,408,000
Total intangible assets	10,394,000	12,047,000
Investments in and advances to nonconsolidated affiliates	1,052,000	343,000
Capitalized theatrical costs	368,000	459,000
Deposits and other assets	158,000	83,000
Total other assets	11,972,000	12,932,000
Total assets	$29,562,000	$28,848,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,357,000	$4,822,000
Accrued expenses	1,797,000	1,315,000
Current portion of capital lease obligations	60,000	51,000
Deferred revenue	160,000	100,000
Income taxes payable	-	200,000
Total current liabilities	8,374,000	6,488,000

Non-current liabilities:
Capital lease obligations, less current portion	17,000	78,000
Deferred rent	43,000	85,000
Total non-current liabilities	60,000	163,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; none issued
Common Stock, $.08 par value; 100,000,000 shares authorized; 31,123,357 shares net of 2,340,103 treasury shares, and 32,345,863 shares net of 732,370 treasury shares issued at December 31, 2009 and December 31, 2008 respectively	2,678,000	2,646,000
Additional paid-in capital	89,955,000	88,062,000
Cost of shares held in treasury	(4,610,000)	(2,098,000)
Accumulated deficit	(66,902,000)	(66,384,000)
Accumulated other comprehensive loss	7,000	(29,000)
Total stockholders’ equity	21,128,000	22,197,000
Total liabilities and stockholders’ equity	$29,562,000	$28,848,000

See accompanying notes to the consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2009	2008	2007

Revenues	$81,791,000	$69,545,000	$18,567,000
Operating expenses:
Direct costs of revenues	60,901,000	48,752,000	11,672,000
Selling and marketing expenses	2,520,000	3,008,000	13,475,000
General and administrative expenses, including non-cash equity-based costs of $1,715,000, $2,336,000, and $3,284,000 in 2009, 2008, and 2007, respectively (including $1,371,000, $1,753,000, and $682,000 for officers, directors and employees in 2009, 2008, and 2007, respectively)	14,031,000	14,931,000	8,117,000
Impairment of goodwill	-	25,445,000	-
Impairment of intangible assets	-	7,687,000	-
Depreciation and amortization	2,496,000	4,601,000	1,668,000
Total costs and expenses	79,948,000	104,424,000	34,932,000
Income (loss) from operations	1,843,000	(34,879,000)	(16,365,000)
Other income (expense):
Equity in losses of nonconsolidated affiliates	(2,644,000)	-	-
Other income	296,000	175,000	28,000
Interest income	40,000	59,000	96,000
Interest expense	(13,000)	(19,000)	(104,000)
Other income, net	(2,321,000)	215,000	20,000
Loss before income tax expense	(478,000)	(34,664,000)	(16,345,000)
Income tax expense	40,000	-	-
Net loss	(518,000)	(34,664,000)	(16,345,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	36,000	(29,000)	-
Comprehensive loss	$(482,000)	$(34,693,000)	$(16,345,000)

Net loss per common share – basic and diluted	$(0.02)	$(1.08)	$(0.70)

Weighted average common shares outstanding – basic and diluted	32,388,829	31,962,375	23,446,349

See accompanying notes to the consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

						Accumulated
			Additional			Other	Total
	Common Stock		Paid In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Loss	Equity

Balance, January 1, 2007	18,440,305	$1,475,000	$14,278,000	$(15,375,000)	$-	$-	$378,000

Issuance of common stock to consultants	1,601,924	128,000	8,764,000				8,892,000

Issuance of common stock to officers and employees	316,668	25,000	657,000				682,000

Issuance of common stock upon exercise of warrants and options	1,161,912	93,000	136,000				229,000

Issuance of common stock for acquisition of Any Event	137,500	11,000	539,000				550,000

Issuance of common stock for acquisition of Exhibit Merchandising	5,000,000	400,000	34,600,000				35,000,000

Fair value of options issued to employees	-	-	1,136,000				1,136,000

Fair value of options and warrants issued to consultants	-	-	3,440,000				3,440,000

Sale of common stock	3,744,016	300,000	17,484,000				17,784,000

Net loss				(16,345,000)			(16,345,000)

Balance, December 31, 2007	30,402,325	2,432,000	81,034,000	(31,720,000)	-	-	51,746,000

Issuance of common stock to consultants	85,564	7,000	417,000				424,000

Issuance of common stock to officers and employees	216,667	17,000	30,000				47,000

Issuance of common stock upon exercise of warrants and options	1,326,059	106,000	(52,000)				54,000

Fair value of options issued to employees and directors	-	-	1,706,000				1,706,000

Issuance of common stock for acquisition of Magic Arts & Entertainment	476,190	38,000	2,219,000				2,257,000

Issuance of common stock for acquisition of NewSpace Entertainment	571,428	46,000	2,549,000				2,595,000

Fair value of warrants issued to outside consultants	-	-	159,000				159,000

Net Loss				(34,664,000)			(34,664,000)

Foreign currency translation adjustment						(29,000)	(29,000)

Cost of Treasury Stock	(732,370)				(2,098,000)		(2,098,000)

Balance, December 31, 2008	32,345,863	2,646,000	88,062,000	(66,384,000)	(2,098,000)	(29,000)	22,197,000

Issuance of common stock to consultants	50,000	5,000	114,000				119,000

Issuance of common stock to officers and employees	38,194	3,000	5,000				8,000

Issuance of common stock upon exercise of warrants and options	106,557	9,000	(55,000)				(46,000)

Fair value of options issued to employees and directors			1,363,000				1,363,000

Issuance of common stock related to acquisition of Magic Arts & Entertainment	190,476	15,000	241,000				256,000

Fair value of warrants issued to outside consultants			225,000				225,000

Net loss				(518,000)			(518,000)

Foreign currency translation adjustment						36,000	36,000

Cost of Treasury Stock	(1,607,733)				(2,512,000)		(2,512,000)

Balance, December 31, 2009	31,123,357	$2,678,000	$89,955,000	$(66,902,000)	$(4,610,000)	$7,000	$21,128,000

See accompanying notes to the consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(518,000)	$(34,664,000)	$(16,345,000)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	530,000	491,000	294,000
Impairment of goodwill	-	25,445,000	-
Impairment of intangible assets	-	7,687,000	-
Amortization of intangible assets	1,966,000	4,110,000	1,375,000
Fair valued common stock issued for services to employees	8,000	47,000	682,000
Fair valued common stock issued for services to consultants	119,000	395,000	8,892,000
Fair value of options issued to employees and directors	1,363,000	1,706,000	1,136,000
Fair value of warrants issued to consultants	225,000	159,000	3,440,000
Change in allowance of inventory	(45,000)	(44,000)	-
Equity in losses of nonconsolidated affiliates	2,644,000	-	-
(Increase) decrease in:
Accounts receivable	(807,000)	(456,000)	(408,000)
Advances to vendors	(846,000)	(66,000)	(52,000)
Advances to nonconsolidated affiliates	(766,000)	-	-
Inventory	1,193,000	1,077,000	(56,000)
Prepaid expenses and other current assets	(601,000)	(202,000)	107,000
Capitalized theatrical costs, deposits and other assets	16,000	(469,000)	(7,000)
Increase (decrease) in:
Accounts payable and accrued expenses	1,948,000	2,219,000	1,019,000
Income taxes payable	(200,000)	200,000	-
Deferred revenue	60,000	38,000	53,000
Deferred rent	(42,000)	(103,000)	14,000
Net cash provided by operating activities	6,247,000	7,570,000	144,000

Cash flows from investing activities:
Investment in nonconsolidated affiliates	(2,644,000)	-	-
Purchases of Domain Names	-	-	(132,000)
Purchases of property and equipment	(405,000)	(454,000)	(678,000)
Purchase of Exhibit Merchandising	-	-	(11,436,000)
Purchase of Magic Arts & Entertainment, net of cash acquired	-	(1,971,000)	-
Purchase of NewSpace Entertainment, net of cash acquired	-	(1,254,000)	-
Purchase of ticket inventory from AnyEvent	-	-	(96,000)
Purchase of AnyEvent	-	-	(300,000)
Net cash used in investing activities	(3,049,000)	(3,679,000)	(12,642,000)

Cash flows from financing activities:
Proceeds from note payable, stockholder	-	-	2,000,000
Repayment of note payable, stockholder	-	-	(2,000,000)
Proceeds from common stock subscription	-	-	17,784,000
Cost of Treasury Stock	(2,512,000)	(2,098,000)	-
Payments on capital lease obligations	(52,000)	(46,000)	(41,000)
Net proceeds from exercise of options and warrants	23,000	54,000	229,000
Net cash (used in) provided by financing activities	(2,541,000)	(2,090,000)	17,972,000

Effect of exchange rate changes on cash	36,000	(26,000)	-

Change in Cash:
Net increase	693,000	1,775,000	5,474,000
Balance at beginning of period	9,192,000	7,417,000	1,943,000
Balance at end of period	$9,885,000	$9,192,000	$7,417,000

Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$604,000	$-	$-
Interest	$13,000	$19,000	$104,000

Non-cash investing activities:
Issuance of earn-out shares of 190,476 and originally issued 476,190 shares of common stock in conjunction with the acquisition of Magic Arts & Entertainment – Florida, Inc. in 2009 and 2008 respectively	$256,000	$2,257,000	$-
Issuance of 571,428 shares of common stock in conjunction with the acquisition of NewSpace Entertainment, Inc.	$-	$2,595,000	$-
Issuance of 137,500 shares of common stock in conjunction with acquisition of John’s Tickets, LLC	$-	$-	$550,000
Issuance of 5 million shares of common stock in conjunction with the acquisition of Exhibit Merchandising, LLC	$-	$-	$35,000,000

Non-cash financing activities:
Issuance of common stock to officers	-	-	671,000
Issuance of common stock as payment for accrued bonus	-	29,000	-
Equipment acquired through capital lease	-	22,000	-
Exercise of options	$69,000	$-	$-

See accompanying notes to the consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008, and 2007

1.	Organization and Basis of Presentation

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993 under the name Cinema Ride, Inc. The Company changed its name from Cinema Ride, Inc. to Tix Corporation (Tix), effective March 3, 2005. Tix is an integrated entertainment company focusing on ticketing services, event merchandising, and the production and promotion of live entertainment. We operate three complementary business units: Tix4Tonight, Exhibit Merchandising (EM), and Tix Productions Inc. (TPI).

Operating Segments

Ticketing Services

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight, which offers for sale discount and premium tickets, and provides membership group sales services. Discounted tickets are sold byTix4Tonight, while premium tickets are offered through Tix4AnyEvent, and membership group sales are handled through Tix4Members.com. When selling last minute discounted tickets, Tix4Tonight sells them under short-term, exclusive and non-exclusive agreements with approximately 85 Las Vegas shows and attractions, out of a total of approximately 110 Las Vegas shows and attractions running at any one time. Tix4Tonight typically does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of our cost.

Tix4Tonight dba AnyEvent, a national event ticket broker, sells premium tickets for sporting events, concerts, tours, and theatre. Any Event operations are located in the administrative offices of Tix4Tonight.

Tix4Tonight expanded our market reach through the development of a new targeted marketing channel which includes a national, online, branded discount ticket portal called Tix4Members.com. In February 2009, Tix4Members launched its first co-branded discount website with Costco Event Ticket Services. However, revenues from the Costco arrangement had been minimal. As a result, we terminated the Costco arrangement effective October 2009. The Company believes in this strategy of selling discount tickets to concerts, live theater, and sporting events to membership group members through co-branded websites and continues to seek additional partners. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members uses the internet as its customer interface, and instead of offering only discounted day of show tickets, it has expanded the date range of its discount ticket availability to concerts, theatre shows and sporting events. Tix4Members’ revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events.

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

Live Entertainment

In December 2007, we announced that we had entered into letters of intent to acquire two live theatrical and concert production companies: Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent, the managements of Magic and NewSpace agreed to manage the operations of their respective companies for the benefit of Tix Corporation from January 2, 2008 until the transactions were finalized. The managements of Magic and NewSpace were required to consult and obtain the approval of the management of Tix Corporation prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any profits or losses that might be incurred during this period by both Magic and NewSpace. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  In May of 2008, we combined the operations of these two entertainment companies into our newly-formed, wholly-owned subsidiary Tix Productions Inc. We believe that by combining the operations of these two companies into a single entity, we have been better able to leverage resources, gain operating efficiencies, and more fully utilize their combined experience with venues, producers and promoters. NewSpace and Magic continue to operate under their previous names and will for the foreseeable future as a reflection of the equity and marketplace recognition those entities have.

As a live entertainment presenter, we book touring theatrical and concert presentations with a history of successful commercial appeal as well as participate in the development and roll out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London.  We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eleven US cities, our Salt Lake City based group sales team, and traditional marketing tools including print, radio, television, outdoor and internet-focused marketing tools. In addition, we invest in shows or productions in advance of their initial tours to obtain favorable presentation and merchandising rights.

2.	Summary of Significant Accounting Policies

Revenue Recognition, Presentation and Concentrations

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

Tix4Dinner offers reservations for discounted dinners at various restaurants surrounding the Las Vegas strip and downtown with dining at specific times on the same day or in some cases the day after the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the booking of dinner reservations at the time that the reservations are made and a subsequent nominal fee from the restaurant at the time the reservation is used. At this time, the Company has immaterial amounts of accounts receivable and does not have any accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time that the reservation is made, and the dinner payment is collected directly by the restaurant.

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

Tix4Members.com recognizes as revenues the commissions and related transaction fees from the sale of tickets when the related event has occurred.  Refunds are only issued if the event is canceled or postponed.  Payments for such ticket sales received prior to the event are recorded as deferred revenue.  Claims for ticket refunds, which will be generally received and paid the day after the show date, are charged back to the respective shows and recorded as a reduction to the Company’s commissions and fees at the time that such refunds are processed.  Tix4Members does not have any accounts receivable associated with sales transactions to individual customers because payment is collected at the time of sale.

During 2009, 47% of our Ticketing Service segment’s revenues were derived from two separate producers that we sell discount tickets for multiple shows, of which 32% was related to one producer and 15% was related to the other producer. The shows appear at different venues, hotels or theatres; however no single show, venue or theatre was greater than 10% of revenues. During the year ended December 31, 2008, 37% of our Ticketing Service segment’s revenues were derived from two producers of shows, of which 24% was related to one producer and 13% was related to the other producer. The multiple shows appeared at different venues, hotels or theaters; however, no single show, venue or theatre was greater than 10% of revenues. During the year ended December 31, 2007, there were no showrooms or other ticket sources which accounted for 10% or more of ticketing services revenues.

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

Substantially all of Exhibit Merchandising’s revenues since its acquisition on August 8, 2007 have been derived from the exhibits, “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs.”

On January 2, 2008, the Company began its live entertainment business. Revenue from the presentation and production of an event is recognized after the performance occurs. Revenue from our producing and presenting activities are reported in accordance with the authoritative guidance of the Financial Accounting Standards Board, which provides guidance that the following items are indicators as to whether something should be recorded at gross or net:

•	Acts as principal in the transaction
•	Has risk and rewards of ownership, such as risk of loss for collection, delivery and returns, and
o	Takes title to the products
o	Selects the supplier
o	Flexibility in pricing
o	Assumes credit risk
•
Acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. If the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, sales should be reported on a net basis.

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

During 2009 and 2008, our Live Entertainment segment had several shows that were in excess of 10% of its revenues. In 2009, we had two shows that represented 39% of our Live Entertainment segment’s revenues, of which one show represented 28% of revenues and a second show represented 11% of revenues. In 2008, we had four shows that represented 45% of our Live Entertainment segment’s revenues with each show representing slightly more than 10% of revenues. At the end of 2009 and 2008, we owed one show approximately $2.8 million and $1.3 million, respectively.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Inventory

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

Business Combinations

We allocate the purchase price of acquired companies to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by Tix include customer contracts and trade names.

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

Property and Equipment

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

We estimate volatility and forfeitures based upon historical data.  As permitted by the authoritative guidance issued by the Financial Accounting Standards Board, we use the “simplified” method to determine the expected life of an option grant due to the Company’s lack of sufficient historical exercise data to provide a reasonable basis, which is a result of the relative high turnover rates experienced in the past for positions granted options. All of these variables have an effect on the estimated fair value of our share-based awards.

Intangible Assets and Goodwill

The Company accounts for intangible assets and goodwill in accordance with the authoritative guidance issued by the Financial Accounting Standards Board. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets and goodwill for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  During the year ended December 31, 2008, we recorded an impairment charge of $33.1 million related to goodwill and intangible assets related to the assets acquired from our acquisition of Exhibit Merchandising, LLC. There were no indications of impairment based on managements’ assessment at December 31, 2009 or 2007. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.

Income Taxes

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

Cash Concentrations

The Company's cash balances on deposit with banks in the United States (US) are guaranteed up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had cash balances with a bank in excess of the insurance limit as of December 31, 2009, 2008, and 2007. At December 31, 2009, the Company’s aggregate cash in excess of the FDIC insured amount was $8.3 million. In addition, the Company had aggregate cash balances in Canada of $286,000, which is $194,000 in excess of this country’s equivalent of the US FDIC guarantee.

Foreign Currency

Results of foreign operations are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those operations are translated into U.S. dollars using the exchange rates at the balance sheet date. Exchange gains and losses were minor in 2009, 2008, and 2007. The Company began operating in the United Kingdom in November 2007, with the opening of its exhibit shop at the O2 for “Tutankhamun and The Golden Age of the Pharaohs.” Additionally, in March 2008, the Company opened a second exhibit shop in Vienna, Austria for “Tutankhamun and the World of the Pharaohs.” In November 2009, the Company opened an exhibit shop in Toronto, Canada. Foreign currency gains and losses are included in operations.

Net Income (Loss) Per Common Share

Basic net income per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2009, 2008 and 2007, because the Company incurred a loss during those periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the years ended December 31, 2009, 2008 and 2007. At December 31, 2009, 2008 and 2007, potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 2,201,000, 3,935,000 and 5,261,000 shares, respectively.

Issued but unvested shares of common stock are excluded from the calculation of basic earnings per share, but are included in the calculation of diluted earnings per share, when dilutive.

Comprehensive Income (Loss)

The Company reports comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. This include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. During the years ended December 31, 2009 and 2008, the Company had a comprehensive gain of $36,000 and comprehensive loss of $29,000, respectively. The Company did not have items of comprehensive income (loss) for the year ended December 31, 2007.

Accounting Estimates

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

Advertising Costs

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. Advertising costs for the years ended December 31, 2009, 2008, and 2007 were $1.8 million, $4.4 million, and $823,000, respectively.

Impairment of Long-Lived Assets

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. There were no indications of impairment based on management’s assessment at December 31, 2009. At December 31, 2008, Tix’s management recorded impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively. There can be no assurance that future goodwill impairments will not occur. There were no impairments of goodwill or intangible assets in 2007.

Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Investments in Nonconsolidated Affiliates

The Company has investments in various nonconsolidated affiliates. Investments in nonconsolidated affiliates in which the Company owns between 20% to 50% of the voting common stock or otherwise exercises significant influence over the operating and financial policies of the nonconsolidated affiliate are accounted for using the equity method. Under this method, the Company records its investments in these entities on the balance sheet based upon its investments and contributions, and adjusts its basis for the Company’s pro rata share of earnings or losses, which is reflected in its consolidated statement of operations. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting.

Reclassifications

In presenting the Company’s consolidated balance sheet at December 31, 2008, the Company has presented $343,000 of investments in nonconsolidated affiliates that were previously included with intangible assets.

Recent Accounting Pronouncements

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

3.	Investments

The Company in 2008 acquired the rights from the estate of Dodie Smith to develop, promote and tour the production “101 Dalmatians the Musical,” for $400,000. These rights were estimated to have a seven year life. Separately, the company invested $2.2 million, resulting in a 40% interest in the limited liability company that was formed to produce, promote and tour “101 Dalmatians the Musical.” Further, as part of an amendment to the original rights with the estate of Dodie Smith, future rights to the show “101 Dalmatians the Musical” would vest for a twenty-four year period once the show was performed sixteen times in New York. In addition, the Company advanced $820,000 to the limited liability company during the development period of the show, of which $766,000 remains outstanding. The advance earns interest at 15% per annum and is expected to be repaid from the projected future licensing revenues of the show over a four year or five year period.

The touring event associated with the affiliate is expected to end in June 2010, which includes a sixteen performance run in New York. During 2009, the Company’s share of losses from the tour including advertising costs that were expensed when incurred or first performed was $1.3 million. In addition, the Company has recorded a $1.3 million charge to write off its investment and the estimated expenses related to its proportionate share of losses that are expected to be incurred in 2010 to secure the future rights to the show. The rights to the show will be extended significantly to 24 years if the show has a minimum run on Broadway. The remaining balance of the note receivable and the intangible asset totaling $1,052,000 related to the show are to be recovered from show royalties. The Company expects future recoveries from royalties will exceed the note and intangible values.

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

Magic Arts and Entertainment

Pursuant to the Merger Agreement and Plan of Merger, we paid the two stockholders of Magic, Joseph Marsh and Lee Marshall, a total of $2.1 million in cash and issued to them a total of 476,190 restricted shares of our common stock with a market value of $2.3 million. Messrs Marsh and Marshall were the former owners of Exhibit Merchandising. Mr. Marsh, as a result of the two transactions and open market purchases, owns approximately 15% of the Company and Mr. Marshall owns approximately 6% of the Company. Further, at February 28, 2009, we issued an additional 190,476 shares of our common stock with a fair market value of $256,000 to the former owners of Magic Arts and Entertainment as they achieved the pre-determined EBITDA threshold. We will be required to issue to the former Magic stockholders an additional 190,476 shares of our common stock if certain EBITDA milestones are achieved during the next twelve months. These milestones are based upon the results achieved by Tix Productions, Inc. (“TPI”), a wholly owned subsidiary of the Company that focuses on providing live entertainment.

The assets of Magic consist primarily of agreements, copyrights and licenses to theatres, productions, and touring acts. We carry on Magic’s business through TPI.

The acquisition of Magic has been accounted for as a purchase and the operations of the company have been consolidated since January 2, 2008, the effective date of the acquisition.  The $4.4 million purchase price was allocated based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm. As a result of the additional shares issued with a fair market value of $256,000, the adjusted purchase price of Magic is $4.7 million.

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

The acquisition of NewSpace has been accounted for as a purchase and the operations of the company have been consolidated since January 2, 2008, the effective date of the acquisition. The $4.0 million purchase price was allocated and based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm.

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

If Messrs. Ballard, Boulay or Granath are terminated “for cause” as defined in their employment agreements or the employment agreements expire upon their respective terms, each agrees not to compete with us during the period from the date of termination or expiration through the fifth anniversary of such date.

In the event that employment of any of Messrs. Ballard, Boulay or Granath is terminated by the Company “without cause” (as defined in their respective employment agreements) or is terminated by any of Messrs. Ballard, Boulay and Granath for “good reason” (as defined in their respective employment agreements), we have agreed to continue to pay Messrs. Ballard, Boulay or Granath, or their personal representatives, as the case may be, his annual salary under his employment agreement for six months.

During the year ended December 31, 2007 the Company acquired Exhibit Merchandising, LLC.

Exhibit Merchandising

On August 8, 2007, Tix Corporation purchased substantially all of the assets of Exhibit Merchandising LLC; an Ohio limited liability company (“EM”). EM was owned by Mr. Marsh and Mr. Marshall, the former owners of Magic. In exchange for the assets of EM, we paid $11,450,000 in cash and issued 5,000,000 shares of the Company’s restricted common stock with a market value of $35.0 million and assumed $120,000 accounts payable and accrued expenses, primarily related to inventory purchases of EM. EM is based in Streesboro, Ohio, and is engaged in the business of product merchandise development and sales related to museum exhibits, including the King Tutankhamen and Pirates of the Caribbean tours. EM sells themed merchandise, memorabilia and collector’s items in specialty stores that operate for the duration of the tours’ presence at a particular museum. EM is the sole operating unit in our Event and Exhibit Merchandising segment.

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

The acquisition of Exhibit Merchandising has been accounted for as a purchase and the operations of the company have been consolidated commencing with the closing of the transaction. The $46.6 million purchase price was allocated based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm.

Allocation of the Purchase Price of Exhibit Merchandising:

Tangible assets:	$4,597,000
Intangible assets:
Licensing Contracts	12,202,000
Employment Agreements	2,538,000
Miscellaneous	118,000
Goodwill	27,115,000
Purchase price	$46,570,000

For the year ended December 31, 2008, the Company’s management performed its annual impairment testing of goodwill and intangibles based on a combination of factors, including the economic environment, decreased revenues and increased costs, and determined that a noncash goodwill and intangible impairment charge associated with the intangible assets of EM was required. With the assistance of an independent study, the Company’s management performed a study of the goodwill and intangible assets acquired related to EM, and recorded charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively for the year ended December 31, 2008. There were no impairments of goodwill or intangible assets in 2009 and 2007. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. There can be no assurance that future goodwill impairments will not occur.

The unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2007 presented below gives effect to the acquisitions as if the transaction had occurred at the beginning of such period and includes certain adjustments that are directly attributable to the transaction, which are expected to have a continuing impact on the Company. No pro forma information is necessary for 2009 and 2008 as the companies acquired were included for the entire year.

Pro forma data:

Pro Forma
(unaudited)
Year Ended
December 31, 2007

Revenues	$44,384,000

Net loss	$(16,417,000)

Pro forma net loss per weighted average share, basic and diluted	$(0.60)

5.	Intangible Assets

The following table summarizes the original cost, the related accumulated amortization, and the net carrying amounts for the Company’s intangible assets at December 31, 2009.

	Estimated					Net
	Useful	Original	Accumulated	Impairment		Carrying
	Lives	Cost	Amortization	Adjustment	Adjustment	Amount
Marketing Based	3-6 years	$12,277,000	$(3,456,000)	$(6,852,000)	$-	$1,969,000
Contract commitments (1)	3-7 years	6,794,000	(3,298,000)	(835,000)	-	2,661,000
Customer relationships	3 years	612,000	(574,000)	-	-	38,000
Technology Based	3 years	111,000	(100,000)	-	-	11,000
Intellectual property (e.g. domain names)	5 years	130,000	(24,000)	-	-	106,000
Goodwill	indefinite	31,084,000	-	(25,445,000)	256,000	5,895,000
Total		$51,008,000	$(7,452,000)	$(33,132,000)	$256,000	$10,680,000

Ticketing Services
	Assigned	Accumulated		Carrying
	Value	Amortization	Adjustment	Amount
Marketing Based	$75,000	$(70,000)	$-	$5,000
Contract commitments	124,000	(49,000)	-	75,000
Customer relationships	612,000	(574,000)	-	38,000
Technology Based	100,000	(93,000)	-	7,000
Intellectual property (e.g. domain names)	130,000	(24,000)	-	106,000
Total	$1,041,000	$(810,000)	$-	$231,000

Merchandising
	Assigned	Accumulated		Carrying
	Value	Amortization	Adjustment	Amount
Marketing Based	$12,202,000	$(3,386,000)	$(6,852,000)	$1,964,000
Contract commitments	2,657,000	(1,606,000)	(835,000)	216,000
Goodwill	27,115,000	-	(25,445,000)	1,670,000
Total	$41,974,000	$(4,992,000)	$(33,132,000)	$3,850,000

Live Entertainment
	Assigned	Accumulated		Carrying
	Value	Amortization	Adjustment	Amount
Contract commitments (1)	$4,013,000	$(1,643,000)	$-	$2,370,000
Technology Based	11,000	(7,000)	-	4,000
Goodwill	3,969,000	-	256,000	4,225,000
Total	$7,993,000	$(1,650,000)	$256,000	$6,599,000

(1)           Balance includes $400,000 of assigned contract value and $114,000 accumulated amortization related to the rights to develop, produce, and promote “101 Dalmatians the Musical” for a seven year period. The net value of these rights is included in the balance sheet in the amount classified as “Investments in and advances to nonconsolidated affiliates”.

During 2009, the Company recorded an adjustment to goodwill as a result of the issuance of 190,000 shares of common stock with a fair market value on the date of issuance of $256,000 to the former shareholders of Magic pursuant to an earn-out provision of the Magic Arts and Entertainment merger agreement.

During 2008, Tix’s management recorded impairment charges to goodwill and intangible assets related to the acquisition of Exhibit Merchandising of $25.4 million and $7.7 million, respectively. At December 31, 2008, Management did its review and believed that impairment may have occurred in the Company’s Exhibit Merchandising segment due to economic events and financial performance in 2008. In the first nine months of 2008, the King Tutankhamun exhibit, which is the Company’s Exhibit Merchandising Segment’s primary source of revenue, was in Europe where it performed below Management’s expectations due to less than expected attendance, higher cost of doing business in Europe than in the United States, and a difference in buying patterns of consumers in Europe as compared to the United States. It was believed that revenues would improve when the Exhibit returned to the United States in November 2008, however, revenues in the fourth quarter of 2008 continued to be lower than projected as consumers were forced to reduce their non-essential spending due to deteriorating economic conditions. As a result, Management recorded the impairment charge. On the contrary, Management did its review and did not believe that an economic impairment had occurred in the Company’s Ticketing Services segment or Live Entertainment Segment. Ticketing Services revenues are primarily derived from the sale of Las Vegas discount show tickets and there was no economic slowdown in our Ticketing Services segment. Live Entertainment revenues were minimally impacted by the economic slowdown as a portion of Live Entertainment’s revenues is derived from subscriptions which are subscribed to a year in advance and the other portion is derived from brand name entertainment which was minimally impacted by the economic slowdown.

Total amortization expense related to intangible assets in 2009, 2008, and 2007 was $1,966,000, $4,110,000, and $1,375,000, respectively. Total estimated amortization expense with respect to intangible assets for 2010 though 2014 is as follows:

Years Ending December 31,
2010	$(1,596,000)
2011	(1,326,000)
2012	(1,326,000)
2013	(403,000)
2014	(59,000)
Beyond 2014	(75,000)
Total	$(4,785,000)

6.	Obligations Under Capital Leases

The Company has entered into various capital leases for equipment with monthly payments ranging from $26 to $1,767 per month, including interest, at interest rates ranging from 9.8% to 19.7% per annum. At December 31, 2009, monthly payments under these leases aggregated $4,900. The leases expire at various dates through 2013.

At December 31, 2009, 2008 and 2007, property and equipment included assets under capital leases of $408,000, $408,000 and $386,000, less accumulated amortization of $312,000, $279,000 and $237,000, respectively.

Minimum future payments under capital lease obligations are as follows:

Years Ending December 31,
2010	$67,000
2011	9,000
2012	8,000
2013	3,000
2014	-
Total payments	87,000
Less: amount representing interest	(10,000)
Present value of minimum lease payments	77,000
Less: current portion	(60,000)
Non-current portion	$17,000

7.	Related Party Transactions

Note Payable, Stockholder:

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

Member of the Board of Directors:

During 2009, 2008, and 2007, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation. For the years ended December 31, 2009, 2008, 2007, we paid Mr. Frankel or his firm for accounting and tax services $55,000, $33,000, and $53,000.

8.	Income Taxes

At December 31, 2009, the Company had Federal net operating loss carryforwards of approximately $17.8 million expiring in 2010 in varying amounts through 2027. The Company also had California state net operating loss carryforwards of approximately $1.5 million of California state net operating loss carryforwards expiring in 2013 in varying amounts through 2016.

Income tax expense (benefit for the year ended December 31, 2009 is shown as follows:

Years ended December 31,	2009	2008	2007

Current	$167,762	$-	$-
Deferred	(131,261)	-	-
Total	$36,501	$-	$-

The effects of temporary differences between the financial reporting and income tax bases of assets and liabilities which give rise to the deferred tax assets and liabilities at December 31, 2009 are presented below:

Years ended December 31,	2009	2008	2007

Inventory of deferred items:
Net operating loss	$6,060,000	$9,481,000	$9,190,000
Accrued compensation	48,000	-	-
Bad debt reserve	1,000	1,000	-
Deferred revenue	58,000	51,000	-
Inventory reserve	31,000	14,000	-
Deferred rent	15,000	30,000	66,000
Depreciation	32,000	-	-
Amortization	8,957,000	1,974,000	9,174,000
UNICAP	512,000	-	-
Stock options	1,248,000	-	-
Accrued loss on "101 Dalmatians"	489,000	-	-
Other	(7,000)	-	27,000
Total deferred tax assets	$17,444,000	$11,551,000	$18,457,000

Valuation allowance	(17,444,000)	(11,551,000)	(18,457,000)

Net deferred tax assets	$-	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. Therefore, a full valuation allowance has been provided.

9.	Stockholders’ equity

The Company from time to time issues its common stock, options and warrants as non-cash compensation for services rendered, often in conjunction with an agreement that requires the service provider to assist the Company for a period of two to four years in obtaining strategic alliances and discount and premium ticket opportunities. Issued stock is valued at the closing stock price and the entire value of the contract is expensed on the date of grant since success is not assured in these types of arrangements and there are no performance requirements. The expense is recorded in marketing and general administrative expenses commensurate with the services provided. During the year ended December 31, 2009, the Company issued 50,000 shares of common stock to consultants with a fair market value of $119,000 on the date of issuance and 38,000 shares of common stock to officers and employees with a fair market value of $8,000 on the date of issuance. Additionally, the Company issued 107,000 shares of common stock, net of 43,000 shares withheld related to income taxes as a result of an employee option exercise. The Company also issued 190,000 shares of common stock during the year ended December 31, 2009 with a fair market value on the date of issuance of $256,000 pursuant to an earn-out provision of the Magic Arts and Entertainment merger agreement.

In the third quarter of 2008, the Company’s board of directors authorized a share repurchase program.  As of December 31, 2009, the Company has repurchased 1,000,000 shares for $2,532,000. The shares were repurchased at prices that range from $1.20 per share to $4.13 per share.

In the second quarter of 2009, the Company’s board of directors authorized an additional share repurchase program (“the 2009 Repurchase Program”) as the 1,000,000 shares authorized to be repurchased under the program authorized in the third quarter of 2008 had been purchased. In December 2009, the Company’s board of directors amended the 2009 Repurchase Program to increase the authorized number of shares repurchased from 1,000,000 to 5,000,000 shares, and to extend the repurchase period from one year to three years. Under the 2009 Repurchase Program, the Company had repurchased 1,340,000 shares for $2,078,000, as of December 31, 2009. The shares were repurchased at prices that range from $1.50 per share to $3.13 per share.

Service Providers and Vendors

During the years ended December 31, 2009, 2008, and 2007, the Company incurred $119,000, $424,000, and $6.1 million of consulting expense as a result of the issuance of 50,000, 86,000, and 1.1 million shares of its common stock, respectively. The fair market value of the shares issued during the year ended December 31, 2009 was between $1.17 and $3.40 at the time the stock was issued. The fair market value of the shares issued during the year ended December 31, 2008 was between $4.58 and $5.20 per share at the time the stock was issued. The fair market value of the shares issued during the year ended December 31, 2007 was between $3.75 and $7.20.

On May 31, 2007, in conjunction with a three year consulting agreement to assist us with developing strategic relationships with sporting event promoters and presenters, we issued to Centaurus One, LLC (Centaurus) 250,000 shares of our common stock which had a fair market value at the time of issuance of $1.4 million and we issued a three year warrant to purchase 1,000,000 shares of our common stock for $5.35 which had a fair market value of  $3.4 million as calculated using the Black Scholes option pricing model. On November 27, 2007, we entered into a mutual termination agreement with Centaurus whereby the services provided to Tix by Centaurus have earned all the granted stock, but only half of the warrants to purchase 1,000,000 shares of our common stock, therefore the number of shares the warrant can purchase were reduced to 500,000 shares. As the agreement did not have any performance requirements included in it, the fair market value of the warrants and shares were expensed at the time of issuance.

On July 20, 2007, in conjunction with a four year consulting agreement to assist us in establishing strategic relationships with producers, promoters and venues, we issued a private consultant 250,000 share of our common stock with a fair market value of $1.4 million. As the agreement did not have any performance requirements included in it, the fair market value of the shares was expensed at the time of issuance.

Related Parties and Employees

During the year ended December 31, 2007, the Company issued a total of 100,000 shares of common stock to a non-officer employee for services rendered. The shares of common stock were recorded at their fair market value on the date of issuance of $635,000 and were charged to operations as general and administrative expense during the year ended December 31, 2007.

During March 2006, the Company issued 500,000 shares of common stock pursuant to a three-year employment agreement with its President and Chief Executive Officer. The 500,000 shares of common stock had a fair market value on the date of issuance of $110,000 ($0.22 per share) and were charged to operations as general and administrative expense over the three-year period commencing March 1, 2006. During the years ended December 31, 2009, 2008, and 2007, 28,000, 167,000, and 167,000 shares of common stock had vested, and were recorded at their approximate fair market values of $6,000, $37,000, and $37,000, respectively, which were charged to operations as general and administrative expenses.

On March 13, 2006, the Company issued 150,000 shares of common stock to Kimberly Simon, its Chief Operating Officer. The shares of common stock are subject to pro rata forfeiture over a three-year period if Ms. Simon ceases to be employed by the Company. The 150,000 shares of common stock had a fair market value on the date of issuance of $33,000 ($0.22 per share) and were charged to operations as general and administrative expense over the three-year period commencing March 13, 2006. During the years ended December 31, 2009, 2008, and 2007, 10,000, 50,000, and 50,000 shares of common stock had vested and were recorded at their approximate fair market values of $3,000, $11,000, and $11,000, respectively, which were charged to operations as general and administrative expenses.

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

Consultant Stock Plan

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

On March 3, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,600,000 common shares issuable under the Consultant Stock Plan under the Securities Act of 1933. As of December 31, 2009, 715,000 shares of common stock were reserved for issuance under the Consultant Stock Plan.

2009 Equity Incentive Plan

On July 8, 2009, the 2009 Equity Incentive Plan (the “2009 Equity Plan”) for officers, employees and consultants of the Company was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company. The 2009 Equity Plan authorized the granting of not more than 3,000,000 restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. The 2009 Equity Plan provided that stock options or SAR’s granted can be exercisable immediately as of the effective date of the applicable agreement, or in accordance with a schedule or performance criteria as may be set in the applicable agreement. The exercise price for non-qualified stock options or SAR’s would be the amount specified in the agreement, but shall not be less than the fair value of the Company’s common stock at the date of the grant. The exercise price for incentive stock options cannot be less than the fair market value of the Company’s common stock on the date of grant (110% of the fair market value of the Company’s common stock on the date of grant for a stockholder owning in excess of 10% of the Company’s common stock).

During the year ended December 31, 2009, the Company issued options to purchase 25,000 shares of common stock under the 2009 Equity Plan. Further, options previously granted to purchase 340,000 shares of common stock that were not under a Company Plan were transitioned and deemed to be grants under the newly adopted 2009 Equity Plan. As of December 31, 2009, options to purchase 2,635,000 shares of common stock remain reserved for issuance under the 2009 Equity Plan.

2004 Option Plan

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

During the year ended December 31, 2009, the Company issued 150,000 options to purchase shares of its common stock under the 2004 Option Plan. As of December 31, 2009, options to purchase 144,000 shares of common stock were reserved for issuance under the 2004 Option Plan.

2004 Directors Option Plan

On March 3, 2005, the Company adopted the Directors Stock Option Plan (the “2004 Directors Option Plan”) for non-employee directors of the Company. The 2004 Directors Option Plan was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company dated September 22, 2004. The 2004 Directors Option Plan authorized the granting of non-qualified stock options to purchase an aggregate of not more than 100,000 shares of the Company’s common stock. The 2004 Directors Option Plan provided that options granted would be exercisable for a period not to exceed ten years and would vest on a cumulative basis as to one-third of the total number of shares covered thereby at any time after one year from the date the option was granted and an additional one-third of such total number of shares at any time after the end of each consecutive one-year period thereafter until the option had become exercisable as to all of such total number of shares. The exercise price for non-qualified stock options would be the fair value of the Company’s common stock at the date of the grant. No option may be exercised during the first six months of its term except in the case of death. On May 30, 2007, an amendment to the 2004 Directors Option Plan was approved through a Corporate Resolution by the Company’s Board of Directors, and adjusts the vesting period of options granted from vesting one-third annually over three years to vesting immediately. On July 8, 2009, an additional amendment to the 2004 Directors Option Plan (“The Amendment”) was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company. The Amendment increased the authorized amount of option grants to purchase shares of our common stock to 1,000,000.

During the year ended December 31, 2009, the Company issued 100,000 options to purchase shares of its common stock under the 2004 Directors Option Plan. As of December 31, 2009, options to purchase 830,000 shares of common stock remain reserved for issuance under the 2004 Directors Option Plan.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Risk free rate of return	1.36% - 3.34%	2.12% - 2.82%	4%
Option lives in years	3 - 6.5	3	6
Annual volatility of stock price	100.6% - 432.8%	81.5% - 82.3%	112.5%
Dividend yield	0%	0%	0%

Summary of Stock Options

A summary of the combined stock options for the year ended December 31, 2009 for the four plans discussed above is as follows:

		Weighted
	Number	average
	of	exercise
	options	price

Balance outstanding, January 1, 2007	451,500	$2.05

Options granted	847,000	6.94
Options exercised	(1,000)	0.39
Options expired or forfeited	(9,000)	6.85

Balance outstanding, December 31, 2007	1,288,500	5.24

Options granted	75,000	3.70
Options exercised	(100,500)	2.01
Options expired or forfeited	-	-

Balance outstanding, December 31, 2008	1,263,000	5.41

Options granted	275,000	1.30
Options exercised	(150,000)	0.15
Options expired or forfeited	(137,000)	4.38

Balance outstanding, December 31, 2009	1,251,000	$5.24

Balance exercisable, December 31, 2009	829,000	$5.54

Information relating to outstanding stock options at December 31, 2009, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$6.00 - $7.20	806,000	6.80	$7.01	559,000	$7.02
$4.00 - $5.99	20,000	2.21	$4.30	20,000	$4.30
$2.00 - $3.99	150,000	3.28	$3.07	150,000	$3.07
$0.22 - $1.99	275,000	7.50	$1.30	100,000	$1.25

	1,251,000	6.46	$5.24	829,000	$5.54

The Company recorded compensation expense pursuant to authoritative guidance provided by the Financial Accounting Standards Board for the years ended December 31, 2009 and 2008 of $1.4 million and $1.7 million, respectively. As of December 31, 2009, the Company has outstanding unvested options with future compensation costs of $1.1 million, which will be recorded as compensation cost as the options vest over their remaining average life of 6.46 years.

The intrinsic value of outstanding stock options at December 31, 2009 was $120,000, as compared to $290,000 at December 31, 2008. The intrinsic value of exercisable stock options at December 31, 2009 was $49,000, as compared to $290,000 at December 31, 2008.

In conjunction with an investor relations consulting agreement in 2009, the Company issued 150,000 warrants, of which 75,000 vested immediately. The remaining 75,000 vested over six months, which was the term of the consulting agreement. As the consulting agreement could be terminated at any time and the consulting arrangement did not contain any performance measurements or sufficiently large disincentives for non-performance, the related consulting expense of these 75,000 warrants was recognized over the term of the contract. In the year ended December 31, 2009, we recorded an expense of $207,000 related to warrants issued in conjunction with this consulting agreement. During the year-ended December 31, 2008, in conjunction with a consulting agreement, the Company issued 150,000 warrants, of which 50,000 vested immediately. The remaining 100,000 warrants vested over six months, which was the term of the consulting agreement. As the consulting agreement may be terminated at any time and the consulting arrangement did not contain any performance measurements or sufficiently large disincentives for non-performance, the related consulting expense on these 100,000 warrants was recognized over the term of the contract. In the year ended December 31, 2009, the remaining 33,000 warrants vested, and we recorded an expense of $18,000 related to the 2008 contract.

A summary of warrant activity for the year ended December 31, 2009 is as follows:

		Weighted
	Number	average
	of	exercise
	warrants	price

Balance outstanding, January 1, 2007	2,829,796	$0.52

Warrants granted	2,372,007	5.47
Warrants exercised	(1,229,796)	0.48
Warrants expired	-	-

Balance outstanding, December 31, 2007	3,972,007	3.47

Warrants granted	150,000	4.00
Warrants exercised	(1,400,000)	0.50
Warrants expired	(50,000)	0.50

Balance outstanding, December 31, 2008	2,672,007	5.11

Warrants granted	150,000	1.14
Warrants exercised	-	-
Warrants expired	(1,872,007)	5.50

Balance outstanding, December 31, 2009	950,000	$3.70

Balance exercisable, December 31, 2009	950,000	$3.70

The intrinsic value of outstanding warrants at December 31, 2009 was $278,000, as compared to $249,000 at December 31, 2008. Information relating to outstanding warrants at December 31, 2009, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$2.00 - $5.50	650,000	0.64	$5.04	650,000	$5.04
$0.36 - $1.99	300,000	2.12	$0.82	300,000	$0.82

	950,000	1.11	$3.70	950,000	$3.70

11.	Commitments

Lease Commitments:

The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company’s wholly-owned subsidiary, Tix4Tonight, LLC, leases space for its thirteen ticket facilities and its administrative offices in Las Vegas, Nevada, for various periods ranging from one year to five years.

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

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at December 31, 2009, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

Years Ending December 31,
2010	$3,506,000
2011	3,030,000
2012	2,582,000
2013	1,512,000
2014 and beyond	1,570,000
Total payments	$12,200,000

Included in the minimum future rental payments above are the leases associated with the acquisition of All Access in March 2010. Please refer to Note 15 of the footnotes to the consolidated financial statements.

Retirement Plan:

The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 12% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to the sum of 25% of each dollar deferred, limited to 1% of the participant’s compensation. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $141,000, $119,000, and $8,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

12.	Legal Proceedings

As of December 31, 2009, the end of the period covered by this report, the Company was subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

Vegas.Com Trademark Litigation

On October 23, 2009, the Company and Tix4Tonight filed a complaint against Vegas.com ("Vegas.com") and Vegas Tix4Less (“VT4L”) in the United States District Court for the Central District of California for federal trademark infringement, federal trade dress infringement and unfair competition, and common law unfair competition. Specifically, the complaint alleges that Vegas.com and VT4L are intentionally confusing consumers by using the Company's and Tix4Tonight's trademarks and trade dress. The complaint seeks damages, an injunction, declaratory relief, and attorneys' fees and costs. On December 4, 2009, Vegas.com and VT4L filed a motion to dismiss and/or transfer the litigation to Nevada, arguing that the court lacked personal jurisdiction over the defendants and that venue was either improper or inconvenient. The Company and Tix4Tonight filed its opposition on January 29, 2010 and the hearing on the motion is currently scheduled for March 15, 2010. To stop Vegas.com and VT4L's infringement during the pendency of the litigation, the Company and Tix4Tonight filed a motion for preliminary injunction on February 22, 2010. Vegas.com and VT4L have not yet responded to the preliminary injunction motion and the hearing is currently set for March 29, 2010.

Vegas.Com Antitrust Litigation

On December 14, 2009, Vegas.com and VT4L filed a complaint in the United States District Court for the District of Nevada alleging violations by the Company and its wholly owned subsidiary Tix4Tonight of 15 U.S.C. §1, 15 U.S.C. §2, 15 U.S.C. §14, and Nevada state law. The Complaint specifically alleges that the Company and Tix4Tonight entered into exclusive deals with venues and producers with the effect of unreasonably restricting trade and commerce, prevented actual and prospective competitors such as Vegas.com and VT4L from entering the market or obtaining a non-trivial share of the market, interfered with existing or prospective contractual arrangements between Vegas.com and VT4L and venues and producers, and asserted an invalid patent to prevent competition. In their demand, Vegas.com and VT4L seek compensatory, consequential, incidental, treble and punitive damages in an amount to be determined at trial, in addition to attorneys' fees and costs and injunctive relief. On December 23, 2009, Vegas.com and VT4L filed an Amended Complaint to add requests for declaratory judgment of non-infringement and invalidity related to the Company's ticket systems patent and also a claim for unfair trade practices under the Lanham Act related to the assertion of that patent. On February 3, 2010, Vegas.com and VT4L filed their Second Amended Complaint, to add allegations that the Company and Tix4tonight helped organize a group boycott among venues and producers against VT4L. The Company and Tix4Tonight's response to the Second Amended Complaint was filed on March 4, 2010.

13.	Segment Reporting

We operate in three reportable segments: ticketing services, event and branded merchandising, and Tix Productions, Inc. (TPI).

Our ticketing services are carried out by our wholly owned subsidiary Tix4Tonight, which offers for sale discount and premium tickets, and provides membership group sales services. Discounted tickets are sold byTix4Tonight, while premium tickets are offered through Tix4AnyEvent. When selling last minute discounted tickets, Tix4Tonight sells them under short-term, exclusive and non-exclusive agreements with approximately 85 Las Vegas shows and attractions, out of a total of approximately 110 Las Vegas shows and attractions running at any one time. Tix4Tonight typically does not know exactly what shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell out its supply of tickets for individual shows. The shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of cost. In February 2009, we launched our internet based ticketing operation, Tix4Members.com in conjunction with Costco Wholesale Corporation (Costco). However, revenues from the Costco arrangement had been minimal. As a result, we terminated the Costco arrangement effective October 2009. The Company believes in this strategy of selling discount tickets to concerts, live theater and sporting events to membership group members through co-branded websites and continues to seek additional partners. As with our Tix4Tonight operation in Las Vegas, Tix4Members.com offers a marketing channel for producers, presenters, artists, arenas and theaters nationwide to take advantage of our strong position in the discounted ticket sales and live entertainment industry. Tix4Members.com operates in a manner similar to Tix4Tonight with a few key differences. Instead of relying on physical ticket booth facilities for direct sales, Tix4Members uses the internet as its customer interface, and instead of offering only discounted day of show tickets, it has expanded the date range of its ticket availability of discount tickets to concerts, theatre shows and sporting events.

The Company provides exhibit and event merchandising through its wholly owned subsidiary Exhibit Merchandising LLC (EM), which was acquired August 8, 2007. EM provides retail specialty stores with branded merchandise for touring museum exhibitions and touring theatrical productions. EM owns and operates complete turnkey retail stores with commercially-available and extensive custom-branded products for sale in addition to professional management that complements the exhibition or theatrical production it represents. It operates the stores in spaces rented in conjunction with the exhibit. To date, revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.”

In December 2007, the Company announced that it had entered into letters of intent to acquire two live theatrical and concert production companies: Magic Arts & Entertainment, LLC (Magic) and NewSpace Entertainment, Inc. (NewSpace). As part of the letters of intent, the managements of Magic and NewSpace would manage the operations of their respective companies for the benefit of Tix Corporation from January 2, 2008 until the transactions could be finalized. The managements of Magic and NewSpace were required to consult and obtain the approval of the management of Tix Corporation prior to entering into any long term arrangements or transactions that were outside the normal course of business. Further, Tix Corporation assumed all responsibility for any losses or profits that might be incurred or earned during this period by both Magic and NewSpace. The acquisition of Magic was completed on February 29, 2008 and the acquisition of NewSpace was completed on March 12, 2008.  Both Magic and NewSpace were independent presenters and producers of live theater and concerts with a history of working together. The Company combined the operations of the two entertainment companies into its newly-formed wholly-owned subsidiary, Tix Productions Inc. We believe that by combining the operations of the two companies into a single entity, we will be able to better leverage resources, gain operating efficiencies, and more fully utilize the combined network of producers and promoters. NewSpace and Magic will continue to operate under their current names as a reflection of the equity and marketplace recognition of these entities.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis.

Information related to these operating segments is as follows:

	Ticketing	Exhibit	Live		Consolidated
	Services	Merchandising	Entertainment	Corporate	and Combined

2009
Revenue	$18,257,000	$9,079,000	$54,455,000	$-	$81,791,000
Direct cost of revenues	6,964,000	5,462,000	48,475,000	-	60,901,000
Selling, general and administrative expenses	3,548,000	2,422,000	4,948,000	5,633,000	16,551,000
Depreciation and amortization	515,000	1,179,000	790,000	12,000	2,496,000
Operating income (loss)	$7,230,000	$16,000	$242,000	$(5,645,000)	$1,843,000

Current assets	$3,073,000	$3,127,000	$5,349,000	$4,733,000	$16,282,000
Fixed assets	670,000	478,000	82,000	78,000	1,308,000
Intangible assets and goodwill	232,000	3,851,000	6,311,000	-	10,394,000
Other non-current assets	180,000	21,000	1,371,000	6,000	1,578,000
Total assets	$4,155,000	$7,477,000	$13,113,000	$4,817,000	$29,562,000

2008
Revenue	$13,952,000	$11,030,000	$44,563,000	$-	$69,545,000
Direct cost of revenues	5,725,000	6,877,000	36,150,000	-	48,752,000
Selling, general and administrative expenses	2,720,000	3,681,000	5,884,000	5,654,000	17,939,000
Impairment of goodwill	-	25,445,000	-	-	25,445,000
Impairment of intangible assets	-	7,687,000	-	-	7,687,000
Depreciation and amortization	501,000	3,173,000	916,000	11,000	4,601,000
Operating income (loss)	$5,006,000	$(35,833,000)	$1,613,000	$(5,665,000)	$(34,879,000)

Current assets	$2,960,000	$4,969,000	$2,784,000	$3,770,000	$14,483,000
Fixed assets	583,000	711,000	109,000	30,000	1,433,000
Intangible assets and goodwill	523,000	4,769,000	6,755,000	-	12,047,000
Other non-current assets	65,000	13,000	801,000	6,000	885,000
Total assets	$4,131,000	$10,462,000	$10,449,000	$3,806,000	$28,848,000

2007
Revenue	$14,284,000	$4,283,000	$-	$-	$18,567,000
Direct operating expenses	8,829,000	2,843,000	-	-	11,672,000
Selling, general and administrative expenses	15,029,000	905,000	-	5,658,000	21,592,000
Depreciation and amortization	415,000	1,229,000	-	24,000	1,668,000
Operating income (loss)	$(9,989,000)	$(694,000)	$-	$(5,682,000)	$(16,365,000)

Current assets	$2,133,000	$5,623,000	$-	$4,251,000	$12,007,000
Fixed assets	668,000	759,000	-	21,000	1,448,000
Intangible assets and goodwill	819,000	40,820,000	-	-	41,639,000
Other non-current assets	46,000	22,000	-	6,000	74,000
Total assets	$3,666,000	$47,224,000	$-	$4,278,000	$55,168,000

Balances have been changed for consistency and comparability of assets and expenses.

Information related to these operating segments is as follows.

14.	Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the year-ended December 31, 2009 and fiscal year 2008 are noted below:

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$20,170,000	$26,584,000	$9,362,000	$25,675,000
Depreciation and amortization	621,000	626,000	625,000	624,000
Income (loss) from operations	261,000	630,000	(231,000)	1,183,000
Equity in losses of nonconsolidated affiliates	-	-	-	(2,644,000	)(2)
Net income (loss)	$295,000	$659,000	$(161,000)	$(1,311,000	)(2)
Basic earnings per share	$0.01	$0.02	$0.00	$(0.04)
Diluted earnings per share	$0.01	$0.02	$0.00	$(0.04)
Shares used in computation of earnings per share:
Basic	32,304,286	32,361,325	32,439,015	32,080,099
Diluted	32,429,891	32,645,364	32,439,015	32,080,099

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)

Revenues	$23,163,000	$16,864,000	$8,839,000	$20,679,000
Impairment charge of goodwill and intangible assets	-	-	-	33,132,000
Depreciation and amortization	1,122,000	1,102,000	1,151,000	1,226,000
Income (loss) from operations	472,000	(1,419,000)	(1,065,000)	(32,867,000	)(1)
Net income (loss)	$462,000	$(1,166,000)	$(986,000)	$(32,974,000	)(1)
Basic earnings per share	$0.02	$(0.04)	$(0.03)	$(1.02)
Diluted earnings per share	$0.01	$(0.04)	$(0.03)	$(1.02)
Shares used in computation of earnings per share:
Basic	30,642,823	31,805,228	32,912,630	32,386,209
Diluted	32,493,343	31,805,228	32,912,630	32,386,209

1.
The Company performed its 2008 annual impairment testing of goodwill and intangibles as of December 31, 2008. Based on a combination of factors, including the current economic environment, decreased revenues and increased decline in margins management determined an impairment of goodwill and intangible assets had occurred, thus  recorded impairment charges to goodwill and intangible assets of $25.4 million and $7.7 million, respectively. There were no impairments of goodwill or intangible assets in 2009.

2.
The Company in 2008 acquired the rights from the estate of Dodie Smith to develop, promote and tour the production “101 Dalmatians the Musical,” for $400,000. These rights were estimated to have a seven year life. Separately, the company invested $2.2 million, resulting in a 40% interest in the limited liability company that was formed to produce, promote and tour “101 Dalmatians the Musical.” Further, as part of an amendment to the original rights with the estate of Dodie Smith, future rights to the show “101 Dalmatians the Musical” would vest for a twenty-four year period once the show was performed sixteen times in New York. In addition, the Company advanced $820,000 to the limited liability company during the development period of the show, of which $766,000 remains outstanding. The advance earns interest at 15% per annum and is expected to be repaid from the projected future licensing revenues of the show over a four year or five year period.

The touring event associated with the affiliate is expected to end in June 2010, which includes a sixteen performance run in New York. During 2009, the Company’s share of losses from the tour including advertising costs that were expensed when incurred or first performed was $1.3 million. In addition, the Company has recorded a $1.3 million charge to write off its investment and the estimated expenses related to its proportionate share of losses that are expected to be incurred in 2010 to secure the future rights to the show. The rights to the show will be extended significantly to 24 years if the show has a minimum run on Broadway. The remaining balance of the note receivable and the intangible asset totaling $1,052,000 related to the show are to be recovered from show royalties. The Company expects future recoveries from royalties will exceed the note and intangible values.

15.	Subsequent Event

In March 2010, Tix4Tonight acquired certain assets and assumed the responsibility of certain leases of All Access Entertainment, LLC (All Access). All Access was a competitor of Tix4Tonight in the Las Vegas last minute discount ticket market and operated five locations with the main location located in Circus-Circus. The acquisition of these assets and the assumption of the leases provide us with greater coverage of the Las Vegas area in which to sell our discount tickets. Related to the acquisition of certain assets, Tix4Tonightassumed the responsibility of certain leases of All Access Entertainment, LLC for $2.5 million, of which $1.0 million is a secured convertible note. At the option of the holder, the Note is convertible into shares of the Company’s Common Stock at a conversion price per share equal to the daily average closing sale price of the Company’s Common Stock for the thirty day period prior to the date of conversion, but in no event less than $3.00. The Note was not, and any shares of Common Stock issuable upon conversion of the Note will not be, registered under the Securities Act of 1933 as amended.

TIX CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance
		Charges
	Balance	to costs,			Balance
	at beginning	expenses			at end
Description	of period	and other	Deletions	Other	of period
Year ended December 31, 2007	$3,500,000	$-	$-	$14,957,000	$18,457,000
Year ended December 31, 2008	$18,457,000	$-	$-	$(6,906,000)	$11,551,000
Year ended December 31, 2009	$11,551,000	$-	$-	$5,893,000	$17,444,000

TIX CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Inventory Valuation Allowance
		Charges
	Balance	to costs,			Balance
	at beginning	expenses		Other	at end
Description	of period	and other	Deletions	(1)	of period
Year ended December 31, 2007	$-	$45,000	$-	$311,000	$356,000
Year ended December 31, 2008	$356,000	$44,000	$-	$-	$400,000
Year ended December 31, 2009	$400,000	$45,000	$-	$-	$445,000

(1) Resulted from the acquisition of Exhibit Merchandising in August of 2007.

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation, as filed with the State of Delaware on April 6, 1993 (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on August 31, 1993 (1)

3.3	Certificate of Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware on September 16, 1996 (1)

3.4	Fourth Amendment to Certificate of Incorporation of Cinema Ride, Inc., as filed with the State of Delaware, effective March 3, 2005 (6)

3.5	Bylaws of the Company (1)

4	Voting agreement between Mitch Francis and Iqbal Ashraf dated as of July 12, 2006 (4)

10.5	Warrant Holder Rights Agreement between the Company and Finova Capital Corporation (2)

10.8	2003 Consultant Stock Plan (3) (C)

10.9	2004 Stock Option Plan (5) (C)

10.10	2004 Directors Stock Option Plan as amended (7) (C)

10.12	2009 Equity Incentive Plan (7) (C)

10.25	Third Amendment to Lease between the Company and 12001 Ventura Corporation (9)

10.26	Employment Agreement between Tix Corporation and Mitch Francis effective April 2, 2009 (11) (C)

10.27	Asset Purchase Agreement between Tix Corporation and John’s Tickets, LLC, dba AnyEvent Tickets, effective March 14, 2007 (13)

10.28	Employment Agreement between Tix Corporation and John Pirample effective March 14, 2007 (13) (C)

10.29	Asset Purchase Agreement dated as of August 6, 2007 among the Company, EM and the Members (14)

10.30	Employment Agreement dated as of August 8, 2007 with Curt A. Bechdel (14)

10.31	Voting Agreement dated as of August 8, 2007 between the Company and Joseph B. Marsh (14)

10.32	Consulting Agreement dated as of August 8, 2007 between Lee D. Marshall and the Company (14)

10.33	Non-Competition and Confidentiality Agreement dated as of August 8, 2007 among EM, Joseph Marsh, Lee Marshall, John T. Norman and the Company (14)

10.34	Mutual Termination Agreement dated November 5, 2007 between Tix Corporation and Centaurus One, LLC (15)

10.35
Agreement and Plan of Merger By and Among Tix Corporation, a Delaware Corporation, on the one hand, and Magic Arts & Entertainment - Florida, Inc., a Florida Corporation, Joseph B. Marsh, and Lee D. Marshall on the other hand, dated as of February 29, 2008 (16)

10.36	Employment Agreement dated as of February 29, 2008 with Joseph B. Marsh (16)

10.37	Employment Agreement dated as of February 29, 2008 with Lee Marshall (16)

10.38
Agreement and Plan of Merger by and among Tix Corporation and Newspace Acquisition, Inc., on the one hand, and Newspace Entertainment Inc., John Ballard, Steve Boulay and Bruce Granath, on the other hand, dated as of March 11, 2008 (17)

10.39	Employment Agreement dated as of March 11, 2008, between Tix Corporation and John Ballard (17)

10.40	Employment Agreement dated as of March 11, 2008, between Tix Corporation and Steve Boulay (17)

10.41	Employment Agreement dated as of March 11, 2008, between Tix Corporation and Bruce Granath (17)

10.43	Secured Convertible Note of One Million Dollars ($1,000,000), without interest, due August 10, 2010 (the “Maturity Date”), if not paid sooner, to Metin Durmas (18)

14.	Code of Ethics (4)

21	Subsidiaries of the Registrant (18)

23	Consent of Weinberg & Company, P.A. (18)

31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on June 16, 1997, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on March 3, 2004, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 11, 2006, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Company’s Schedule 14C Information Statement, as filed with the Securities and Exchange Commission on January 26, 2005, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(7)	Previously filed as an Appendix to the Company’s Schedule 14A Proxy Statement, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.

(8)	Intentionally deleted

(9)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, and incorporated herein by reference.

(10)	Intentionally deleted

(11)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed April 2, 2009, and incorporated herein by reference.

(12)	Intentionally deleted

(13)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 20, 2007, and incorporated herein by reference.

(14)	Previously filed as an Exhibit to the Company’s current report on Form 8- K , and filed August 7, 2007, and incorporated herein by reference.

(15)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 03, 2007, and incorporated herein by reference.

(16)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 5, 2008, and incorporated herein by reference.

(17)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 17, 2008, and incorporated herein by reference.

(18)	Filed and attached herewith.

(C)	Indicates compensatory plan, agreement or arrangement.