Form 10-Q
period 2010-03-31
Tix CORP
filed 2010-05-10
CIK 925956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-24592

Tix Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	95-4417467
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12711 Ventura Blvd, Suite 340, Studio City, California 91604
(Address of principal executive offices)

  (818) 761-1002
(Registrant’s telephone number, including area code)

12001 Ventura Place, Suite 340, Studio City, California 91604
(Former name or former address, if changed since last report)

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

Number of shares of Tix Corporation common stock, $.08 par value, issued and outstanding as of April 15, 2010: 31,123,357, exclusive of treasury shares.

 Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, whether as a result of new information, future events or otherwise.

Tix Corporation and Subsidiaries

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash	$10,634,000	$9,885,000
Accounts receivable, including show revenues earned but not billed	1,102,000	1,911,000
Advances to vendors	914,000	964,000
Inventory, net	1,717,000	2,172,000
Prepaid expenses and other current assets	1,220,000	1,350,000
Total current assets	15,587,000	16,282,000

Property and equipment, net	1,341,000	1,308,000

Other assets:
Intangible assets:
Goodwill	7,700,000	5,895,000
Intangibles, net	4,731,000	4,499,000
Total intangible assets	12,431,000	10,394,000
Investments in and advances to nonconsolidated affiliates	1,001,000	1,052,000
Capitalized theatrical costs	368,000	368,000
Deposits and other assets	169,000	158,000
Total other assets	13,969,000	11,972,000
Total assets	$30,897,000	$29,562,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,315,000	$6,357,000
Accrued expenses	2,057,000	1,797,000
Deferred revenue	135,000	160,000
Other current liabilities	120,000	120,000
Convertible note payable	1,000,000	-
Total current liabilities	9,627,000	8,434,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized; none issued
Common Stock, $.08 par value; 100,000,000 shares authorized; 31,123,357 shares net of 2,340,103 treasury shares, and 31,123,357 shares net of 2,340,103 treasury shares issued at March 31, 2010 and December 31, 2009 respectively	2,678,000	2,678,000
Additional paid-in capital	89,990,000	89,955,000
Cost of shares held in treasury	(4,610,000)	(4,610,000)
Accumulated deficit	(66,816,000)	(66,902,000)
Accumulated other comprehensive income	28,000	7,000
Total stockholders' equity	21,270,000	21,128,000
Total liabilities and stockholders' equity	$30,897,000	$29,562,000

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues	$16,750,000	$20,170,000
Operating expenses:
Direct costs of revenues	11,829,000	14,972,000
Selling and marketing expenses	400,000	606,000
General and administrative expenses, including non-cash equity-based costs of $35,000 and $413,000 in 2010 and 2009, respectively (including $35,000 and $390,000 for officers, directors and employees in 2010 and 2009, respectively)	3,835,000	3,710,000
Depreciation and amortization	621,000	621,000
Total costs and expenses	16,685,000	19,909,000
Operating income	65,000	261,000
Other:
Other income	16,000	25,000
Interest income	7,000	13,000
Interest expense	(2,000)	(4,000)
Other, net	21,000	34,000
Net income	86,000	295,000
Other comprehensive income
Foreign currency translation adjustments	21,000	5,000
Comprehensive income	$107,000	$300,000
Net income per common share -
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Weighted average common shares outstanding -
Basic	31,123,357	32,304,286
Diluted	31,217,494	32,429,891

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income	Equity

Balance, December 31, 2009	31,123,357	$2,678,000	$89,955,000	$(66,902,000)	$(4,610,000)	$7,000	$21,128,000

Fair value of options issued to employees and directors			35,000				35,000

Foreign currency translation adjustment						21,000	21,000

Net income				86,000			86,000

Balance, March 31, 2010	31,123,357	$2,678,000	$89,990,000	$(66,816,000)	$(4,610,000)	$28,000	$21,270,000

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$86,000	$295,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	137,000	131,000
Amortization of intangible assets	484,000	490,000
Fair value of common stock issued for services to employees	-	13,000
Fair value of options issued to employees and directors	35,000	382,000
Fair value of warrants issued to consultants	-	18,000
Change in allowance of inventory	10,000	(30,000)
(Increase) decrease in:
Accounts receivable	809,000	290,000
Advances to vendors	50,000	89,000
Advances to nonconsolidated affiliates	36,000	-
Inventory	445,000	590,000
Prepaid expenses and other current assets	130,000	233,000
Capitalized theatrical costs, deposits and other assets	(11,000)	9,000
Increase (decrease) in:
Accounts payable and accrued expenses	218,000	(816,000)
Deferred revenue	(26,000)	181,000
Deferred rent	13,000	(16,000)
Net cash provided by operating activities	2,416,000	1,859,000

Cash flows from investing activities:
Purchases of property and equipment	(170,000)	(45,000)
Purchase of All Access Entertainment	(1,505,000)	-
Net cash used in investing activities	(1,675,000)	(45,000)

Cash flows from financing activities:
Cost of Treasury Stock	-	(378,000)
Payments on capital lease obligations	(13,000)	(12,000)
Net cash used in financing activities	(13,000)	(390,000)

Effect of exchange rate changes on cash	21,000	5,000

Change in Cash:
Net increase	749,000	1,429,000
Balance at beginning of period	9,885,000	9,192,000
Balance at end of period	$10,634,000	$10,621,000

Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$2,000	$4,000

Non-cash investing activities:
Issuance of secured convertible note payable related to the acquisition of All Access Entertainment	$1,000,000	$-
Issuance of 190,476 earn-out shares of common stock in conjunction with the acquisition of Magic Arts & Entertainment - Florida, Inc. in 2009	$-	$256,000

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Nature of Business

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993. The Company is a diversified integrated entertainment company providing ticketing services, event merchandising, and the production and promotion of live entertainment. It operates three complementary business units: Ticketing Services provides discount, premium and membership group sales; Exhibit Merchandising provides exhibit and event merchandise sales and services; and Tix Productions Inc. provides the production and promotion of live entertainment.

Preparation of Interim Financial Statements:

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that its disclosures are sufficiently presented to prevent this information from being misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for a full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K and interim financial statements and information reported on Forms 8-K and 10-Q.

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

Tix4Dinner offers reservations for discounted dinners at various restaurants on and surrounding the Las Vegas strip and downtown, with dining at specific times on the same day or in some cases as much as seven days after the day of the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the purchaser of the dinner reservations at the time the reservations are made and a subsequent nominal fee from the restaurant at the time the reservation is used. At this time, the Company has immaterial amounts of accounts receivable and does not have any accounts payable associated with the Tix4Dinner operations, as the Company collects the transaction fee at the time the reservation is made, and the dinner payment is collected directly from the restaurant.

Tix4AnyEvent (AnyEvent) recognizes as revenue the gross amount of ticket sales from the sale of its ticket inventory. AnyEvent bears the risk of economic loss if the tickets are not sold by the date the event is scheduled to occur. Revenue is considered earned when the related event has occurred. Refunds are only issued if the event is canceled or postponed. Payments for such ticket sales received prior to the event are recorded as deferred revenue. AnyEvent does not have any accounts receivable associated with sales transactions to retail customers because payment is collected at the time of sale. However, sales transactions to other ticket brokers may be conducted on a credit basis, which would generate accounts receivable.

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

The Company generates revenue from its live entertainment business. Revenue from the presentation and production of an event is recognized after the performance occurs. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the tour’s season or the term of the contract. We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

Tix Productions Inc.’s operating units, Magic Arts & Entertainment and NewSpace Entertainment, act as both presenters and promoters of productions, as well as agent.  Tix Productions Inc.’s revenues from live entertainment where it is acting as the producer or promoter are a function of a number of elements; revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities. In instances where the Company acts as the presenter or promoter, it:

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. There were no indications of impairment based on management’s assessment at March 31, 2010. As of March 31, 2010, we have $12.4 million of remaining goodwill and intangible assets related to our acquisitions of EM, Magic, NewSpace, and All Access. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.

Income Taxes:

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax basis of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determines that the deferred tax assets which were written down would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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

As of March 31, 2010 and December 31, 2009, respectively, the Company’s financial assets subject to measurement included only Level 1 items of cash and short term investments.  The fair value of these financial assets was equal to their recorded value. There were no unrealized gains or losses included in earnings resulting from long-term investments associated with Level 2 or 3 financial assets during the three month period ended March 31, 2010.

Cash Concentrations:

The Company's cash balances on deposit with banks in savings accounts in the United States (US) are guaranteed up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. At March 31, 2010, the Company’s aggregate cash in excess of the FDIC insured amount was $9.2 million. In addition, the Company had aggregate cash balances in Canada of $202,000, which is $104,000 in excess of this country’s equivalent of the US FDIC guarantee.

Foreign Currency:

Results of foreign operations are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those operations are translated into U.S. dollars using the exchange rates at the balance sheet date. The realized and unrealized exchange losses and gains were minor in the three months ending March 31, 2010. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated other comprehensive income.  Foreign currency transaction gains and losses are included in the results of operations.

Advertising Costs:

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. For the three months ended March 31, 2010 and 2009, advertising costs were $394,000 and $593,000, respectively.

Recently Issued Accounting Guidance:

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 - Investments

The Company in 2008 acquired the rights from the estate of Dodie Smith to develop, promote and tour the production “101 Dalmatians the Musical,” for $400,000. These rights were estimated to have a seven year life, and as of March 31, 2010 had a remaining unamortized balance of $271,000.  Separately, the company invested $2.2 million, resulting in a 40% interest in the limited liability company that was formed to produce, promote and tour “101 Dalmatians the Musical.” Further, as part of an amendment to the original rights with the estate of Dodie Smith, future rights to the show “101 Dalmatians the Musical” would vest for a twenty-four year period once the show was performed sixteen times in New York. In addition, the Company advanced $820,000 to the limited liability company during the development period of the show, of which $730,000 remains outstanding at March 31, 2010. The advance earns interest at 15% per annum and is expected to be repaid from the projected future licensing revenues of the show over a four year or five year period.

The touring event associated with the affiliate ended in April 2010, which included a sixteen performance run in New York. During 2009, the Company’s share of losses from the tour including advertising costs that were expensed when incurred or first performed was $1.3 million. In addition, the Company had recorded a $1.3 million charge to write off its investment and the estimated expenses related to its proportionate share of losses that were expected to be incurred in 2010 to secure the future rights to the show.  As of March 31, 2010 and December 31, 2009, accrued expenses on the accompanying balance sheets includes an accrual of $474,177 and $474,177, respectively, for future losses and wind down costs.

The rights to the show have now been extended to 24 years as the Company met its commitment for the sixteen performance run in New York.  The remaining balance of the note receivable and the intangible asset totaling $1,001,000 related to the show are to be recovered from future show rights. The Company expects future recoveries from royalties will exceed the note and intangible values.

Note 4 - Acquisitions

All Access Entertainment, LLC:

On February 10, 2010, the Company entered into an Asset Purchase Agreement with All Access Entertainment, LLC (All Access) with an effective date of March 1, 2010.  Pursuant to the Asset Purchase Agreement, The Company paid the owner of All Access $1.5 million in cash and issued a six month secured convertible promissory note in the principal amount of $1.0 million at no interest due on August 10, 2010.  The secured convertible promissory note shall be convertible at the option of the owner or the Company into the aggregate number of shares of the Company’s common stock equal to the quotient determined by dividing $1,000,000 by the daily average closing sale price of the Company’s common stock as reported on the NASDAQ Capital Market for the thirty (30) day period prior to conversion but in no event less than $3.00 per share.

The Company additionally entered into a two-year Consulting Agreement with the former owner of All Access. The Consulting Agreement requires the former owner of All Access to maintain former business relationships of All Access and to pursue additional strategic alliances on behalf of the Company.  The Consulting Agreement provides an annual compensation of $200,000.

The assets of All Access Entertainment consist primarily of a small amount of property and equipment and operating lease agreements. The All Access business was immediately absorbed and integrated into our existing Las Vegas discount ticketing business.  The Company’s management estimates that there are identifiable intangible assets of approximately $700,000 with the remainder of the purchase price of $1.8 million recorded to Goodwill at March 31, 2010.  The Company plans to update its purchase price allocation upon completion of an independent valuation firm’s measurement and allocation of the purchase price based upon the fair value of the acquired assets.

No pro forma results of operations of All Access combined with the operations of the Company as of the beginning of the periods presented are being provided as the results were not significant.

Note 5 - Property and Equipment

The table below displays our property and equipment balances as of March 31, 2010 and December 31, 2009.

Property and equipment:	March 31, 2010	December 31, 2009
Office equipment and furniture	$2,360,000	$2,191,000
Equipment under capital lease	408,000	408,000
Leasehold improvements	395,000	394,000
Property and equipment	3,163,000	2,993,000
Less accumulated depreciation	(1,822,000)	(1,685,000)
Total property and equipment, net	$1,341,000	$1,308,000

Depreciation expense was $137,000 and $131,000 for the three months ended March 31, 2010 and 2009, respectively.

Note 6 - Intangible Assets

The following tables summarize the original cost, the related accumulated amortization, impairment adjustment, and the net carrying amounts for the Company’s intangible assets at March 31, 2010 in total and by segment.

	Estimated	Net Carrying			Net Carrying
	Useful	Amount At	Addition/	Amortization	Amount At
	Lives	12/31/2009	Adjustment	Expense	3/31/2010
Marketing Based	3-6 years	$1,969,000	$-	$(142,000)	$1,827,000
Contract commitments	3-7 years	2,375,000	700,000	(289,000)	2,801,000
Customer relationships	3 years	38,000	-	(38,000)	-
Technology Based	3 years	11,000	-	(8,000)	3,000
Intellectual property (e.g. domain names)	5 years	106,000	-	(7,000)	99,000
Goodwill	indefinite	5,895,000	1,806,000	-	7,701,000
Total		$10,394,000	$2,506,000	$(484,000)	$12,431,000

Ticketing Services
	Net Carrying			Net Carrying
	Amount At	Addition/	Amortization	Amount At
	12/31/2009	Adjustment	Expense	3/31/2010
Marketing based	$5,000	$-	$(5,000)	$-
Contract commitments	75,000	700,000	(8,000)	767,000
Customer relationships	38,000	-	(38,000)	-
Technology based	7,000		(7,000)	-
Intellectual property (e.g. domain names)	106,000	-	(7,000)	99,000
Goodwill	-	1,806,000	-	1,806,000
Total	$231,000	$2,506,000	$(65,000)	$2,672,000

Merchandising
	Net Carrying			Net Carrying
	Amount At	Addition/	Amortization	Amount At
	12/31/2009	Adjustment	Expense	3/31/2010
Marketing based	$1,964,000	$-	$(137,000)	$1,827,000
Contract commitments	216,000	-	(93,000)	123,000
Goodwill	1,670,000	-	-	1,670,000
Total	$3,850,000	$-	$(230,000)	$3,620,000

Live Entertainment
	Net Carrying			Net Carrying
	Amount At	Addition/	Amortization	Amount At
	12/31/2009	Adjustment	Expense	3/31/2010
Contract commitments	$2,099,000	$-	$(188,000)	$1,911,000
Technology based	4,000	-	(1,000)	3,000
Goodwill	4,225,000	-	-	4,225,000
Total	$6,313,000	$-	$(189,000)	$6,139,000

Total amortization expense related to intangible assets for the three months ended March 31, 2010 and 2009 was $484,000 and $490,000, respectively.

Note 7- Related Party Transactions

During 2010 and 2009, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation that provides tax advisory and preparation services to the Company. For the three months ended March 31, 2010 and 2009, we paid Mr. Frankel or his firm $29,000 and $8,000, respectively for tax preparation and advisory services.

Mr. Joseph Marsh, a greater than 10% shareholder of Tix Corporation, was a principal in Magic Arts and Entertainment - Florida, Inc., a company Tix acquired on January 2, 2008.

Note 8- Stock-Based Compensation Plans

Summary of Stock Options:

The Company has various stock-based compensation plans. The intrinsic value of outstanding stock options at March 31, 2010 was $0, as compared to $153,000 at March 31, 2009. The intrinsic value of exercisable stock options at March 31, 2010 was $0, as compared to $153,000 at March 31, 2009. A summary of the combined stock options for the three months ended March 31, 2010 is as follows:

		Weighted
	Number	average
	of	exercise
	options	price

Balance outstanding, December 31, 2009	1,251,000	$5.24

Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(341,000)	7.00

Balance outstanding, March 31, 2010	910,000	$4.58

Balance exercisable, March 31, 2010	589,000	$4.94

 Information relating to outstanding stock options at March 31, 2010, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$6.00 - $7.20	465,000	5.91	$7.02	319,000	$7.03
$4.00 - $5.99	20,000	1.96	4.30	20,000	4.30
$2.00 - $3.99	150,000	3.03	3.07	150,000	3.07
$0.22 - $1.99	275,000	7.25	1.30	100,000	1.25

	910,000	5.75	$4.58	589,000	$4.94

Tix Corporation recorded compensation expense pursuant to authoritative guidance provided by the Financial Accounting Standards Board for the three months ended March 31, 2010 and 2009 of $35,000 and $382,000, respectively. As of March 31, 2010, the Company has outstanding unvested options with future compensation costs of $477,000, which will be recorded as compensation expense as the options vest over their remaining average life of 5.75 years.

A summary of warrant activity for the three months ended March 31, 2010 is as follows:

Weighted
	Number	average
	of	exercise
	warrants	price

Balance outstanding, December 31, 2009	950,000	$3.70

Warrants granted	-	-
Warrants exercised	-	-
Warrants expired	-	-

Balance outstanding, March 31, 2010	950,000	$3.70

The intrinsic value of outstanding warrants at March 31, 2010 was $116,000, as compared to $102,000 at March 31, 2009. Information relating to outstanding warrants at March 31, 2010, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$2.00 - $5.50	650,000	0.40	$5.04	650,000	$5.04
$0.36 - $1.99	300,000	1.87	0.82	300,000	0.82

	950,000	0.86	$3.70	950,000	$3.70

Note 9- Income Taxes

 At March 31, 2010, the Company had Federal net operating loss carryforwards of approximately $19.9 million that begin expiring in 2009 in varying amounts through 2027. The Company also had California state net operating loss carryforwards of approximately $1.6 million. In September, 2008 California temporarily suspended use of net operating losses for 2008 and 2009, and the California state net operating losses expire beginning in 2012 in varying amounts through 2029.

Authoritative guidance issued by the Financial Accounting Standards Board requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s net operating loss carryforwards are limited to $6.7 million per year as a result of cumulative changes in stock ownership. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profits, as such, the Company recorded a 100% valuation allowance against its net deferred tax assets as of March 31, 2010 and December 31, 2009.

There was no provision for income taxes for the three months ended March 31, 2010 and 2009, respectively.  The provision for income taxes for the three months ended March 31, 2010 and 2009 was determined using our effective rate estimated for the entire fiscal year.

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

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended March 31,
	2010	2009

Net income	$86,000	$295,000

Weighted average common shares- basic	31,123,357	32,304,286

Dilutive effect of employee incentive plans	13,211	88,185
Dilutive effect of warrants issued	80.926	37,420
Weighted average shares- diluted	31,217,494	32,429,891

Net income per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Potentially dilutive securities were excluded from the earnings per diluted share calculation for the three months ended March 31, 2010 because their effect is anti-dilutive. These potentially dilutive securities at March 31, 2010 included outstanding warrants and options to purchase 1.9 million shares of our common stock, of which 950,000 were warrants to purchase shares of our common stock and 910,000 were options to purchase shares of our common stock.

Note 11- Segment Reporting

We operate in three reportable segments: ticketing services, event and branded merchandising, and live entertainment.

Ticketing Services:

Our ticketing business is operated by our wholly owned subsidiary Tix4Tonight. Ticketing Services offers two distinct services: discount ticketing, and premium event ticketing.

Discount Ticketing – Tix4Tonight, Las Vegas

When selling discounted tickets, Tix4Tonight generally sells them from eleven locations in Las Vegas under short-term, exclusive and non-exclusive agreements with approximately 85 Las Vegas shows and attractions out of a total of approximately 110 shows and attractions running at any one time. Tix4Tonight typically does not know the exact shows it will be able to offer tickets for until the same day of the show. There are usually many more tickets available each day than are sold, although it is not uncommon for Tix4Tonight to sell out its supply of tickets for individual shows. The producers of the shows are paid on a weekly basis only for the tickets that Tix4Tonight actually sells to customers. Tix4Tonight has no financial risk with respect to unsold tickets and revenues are recorded at net of ticket cost, that is, commissions and fees on tickets sold.

Our opportunities to grow the Las Vegas operations are focused on growing our inventory by reaching agreements with additional shows, increasing the number of our storefront sales locations and working to further monetize the relationships we have with customers by offering additional complementary products and services. Toward these ends, Tix4Tonight also offers discounted dining reservation tickets to approximately 30 Las Vegas area restaurants. Further, in March 2010, Tix4Tonight acquired certain assets and assumed the responsibility of certain leases of All Access Entertainment, LLC (All Access). All Access was a competitor of Tix4Tonight in the Las Vegas last minute discount ticket market and operated five locations with the main location located in Circus-Circus. The acquisition of these assets and the assumption of the leases provide us with greater coverage of the Las Vegas area in which to sell our discount tickets.

Premium Ticketing – Tix4AnyEvent

Tix4Tonight operates a national event ticket broker called Tix4AnyEvent (AnyEvent), which focuses on premium tickets for sporting events, concert tours and theatres. Tix4AnyEvent operations are located in our leased offices of Tix Corporation in Las Vegas, Nevada.

Exhibit and Event Merchandising:

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

Management expects that EM’s growth will be from merchandising opportunities derived from shows produced or presented by our Live Entertainment segment, such as Jesus Christ Superstar and Mannheim Steamroller, or by adding additional exhibits and events that we currently do not represent.

Live Entertainment:

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

Our Live Entertainment operation focuses on two major areas: production and presentation. As producers, we invest in the creation of original entertainment properties, which are then sold to third party presenters generating upfront guaranteed income, revenue sharing opportunities, and additional opportunities for sponsorship and other ancillary revenue streams. Examples of this are tours of Mannheim Steamroller Christmas, Jesus Christ Superstar and 101 Dalmatians.

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

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis. Information related to these operating segments is as follows:

Consolidating Statement of Operations (unaudited)
Three months ended March 31,

	Ticketing	Exhibit	Live		Consolidated
	Services	Merchandising	Entertainment	Corporate	and Combined

2010
Revenue	$4,743,000	$2,545,000	$9,462,000	$-	$16,750,000
Direct cost of revenues	1,980,000	1,447,000	8,402,000	-	11,829,000
Selling, general and administrative expenses	1,360,000	637,000	1,052,000	1,186,000	4,235,000
Depreciation and amortization	123,000	292,000	199,000	7,000	621,000
Operating income	$1,280,000	$169,000	$(191,000)	$(1,193,000)	$65,000

Current assets	$4,110,000	$3,951,000	$2,892,000	$4,634,000	$15,587,000
Fixed assets	713,000	439,000	73,000	116,000	1,341,000
Intangible assets and goodwill	2,672,000	3,621,000	6,138,000	-	12,431,000
Other non-current assets	180,000	31,000	1,309,000	18,000	1,538,000
Total assets	$7,675,000	$8,042,000	$10,412,000	$4,768,000	$30,897,000

2009
Revenue	$4,155,000	$2,789,000	$13,226,000	$-	$20,170,000
Direct cost of revenues	1,534,000	1,705,000	11,733,000	-	14,972,000
Selling, general and administrative expenses	871,000	625,000	1,148,000	1,672,000	4,316,000
Depreciation and amortization	126,000	296,000	197,000	2,000	621,000
Operating income (loss)	$1,624,000	$163,000	$148,000	$(1,674,000)	$261,000

Current assets	$2,571,000	$5,312,000	$1,728,000	$5,128,000	$14,739,000
Fixed assets	573,000	645,000	102,000	27,000	1,347,000
Intangible assets and goodwill	452,000	4,539,000	7,165,000	-	12,156,000
Other non-current assets	74,000	13,000	440,000	6,000	533,000
Total assets	$3,670,000	$10,509,000	$9,435,000	$5,161,000	$28,775,000

Note 12- Commitment and Contingencies

As of March 31, 2010, the end of the period covered by this report, the Company was subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

Vegas.Com Trademark Litigation

On October 23, 2009, the Company and Tix4Tonight filed a complaint against Vegas.com ("Vegas.com") and Vegas Tix4Less (“VT4L”) in the United States District Court for the Central District of California for federal trademark infringement, federal trade dress infringement and unfair competition, and common law unfair competition. Specifically, the complaint alleges that Vegas.com and VT4L are intentionally confusing consumers by using the Company's and Tix4Tonight's trademarks and trade dress. The complaint seeks damages, an injunction, declaratory relief, and attorneys' fees and costs. On December 4, 2009, Vegas.com and VT4L filed a motion to dismiss and/or transfer the litigation to Nevada, arguing that the court lacked personal jurisdiction over the defendants and that venue was either improper or inconvenient. The Company and Tix4Tonight filed its opposition on January 29, 2010, and on March 1, 2010 Vegas.com and VT4L filed their reply.  To stop Vegas.com and VT4L's infringement during the pendency of the litigation, the Company and Tix4Tonight filed a motion for preliminary injunction on February 22, 2010. Vegas.com and VT4L responded on March 8, 2010, and the Company and Tix4Tonight filed a reply one week later.  The Court has not yet ruled on either motion and, instead, on March 24, 2010, granted both parties’ requests for jurisdictional discovery, which will be completed by May 25, 2010.

Vegas.Com Antitrust Litigation

On December 14, 2009, Vegas.com and VT4L filed a complaint in the United States District Court for the District of Nevada alleging violations by the Company and its wholly owned subsidiary Tix4Tonight of 15 U.S.C. §1, 15 U.S.C. §2, 15 U.S.C. §14, and Nevada state law. The Complaint specifically alleges that the Company and Tix4Tonight entered into exclusive deals with venues and producers with the effect of unreasonably restricting trade and commerce, prevented actual and prospective competitors such as Vegas.com and VT4L from entering the market or obtaining a non-trivial share of the market, interfered with existing or prospective contractual arrangements between Vegas.com and VT4L and venues and producers, and asserted an invalid patent to prevent competition. In their demand, Vegas.com and VT4L seek compensatory, consequential, incidental, treble and punitive damages in an amount to be determined at trial, in addition to attorneys' fees and costs and injunctive relief. On December 23, 2009, Vegas.com and VT4L filed an Amended Complaint to add requests for declaratory judgment of non-infringement and invalidity related to the Company's ticket systems patent and also a claim for unfair trade practices under the Lanham Act related to the assertion of that patent. On February 3, 2010, Vegas.com and VT4L filed their Second Amended Complaint, to add allegations that the Company and Tix4tonight helped organize a group boycott among venues and producers against VT4L. The Company and Tix4Tonight's response to the Second Amended Complaint was filed on March 4, 2010.  On April 21, 2010, Vegas.com and VT4L filed an Opposition to the Company and Tix4Tonight's Motion to Dismiss the Second Amended Complaint.  The Company and Tix4Tonight's reply is due on May 10, 2010.

Lease Commitments:

The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company’s wholly-owned subsidiaries, Tix4Tonight, LLC, Tix Productions, LLC and Exhibit Merchandising, lease space. Tix4Tonight leases its ticket facilities and its administrative offices in Las Vegas, Nevada, for various periods ranging from one year to five years. Tix Production, LLC leases office space in Salt Lake City, Utah and Aurora, Ohio. Exhibit Merchandising leases warehouse and office space in Streetsboro, Ohio.

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

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at March 31, 2010, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

	Payments due by Fiscal Years Ending December 31,
	Total	2010	2011	2012	2013	2014 and beyond

Debt obligations	$1,000,000	$1,000,000	$-	$-	$-	$-

Capital lease obligations	72,000	52,000	9,000	8,000	3,000	-

Operating lease obligations	11,337,000	2,643,000	3,030,000	2,582,000	1,512,000	1,570,000

Total contractual cash obligations	$12,409,000	$3,695,000	$3,039,000	$2,590,000	$1,515,000	$1,570,000

On March 19, 2010, the Company entered into a sixty month lease under which we will lease our principal executive offices.  Pursuant to the lease, we relocated our offices to 12711 Ventura Boulevard, Suite 340, Studio City CA 91604, a 3,970 square foot space.  The lease commenced May 1, 2010 and our monthly rent under the lease is $12,250.  The rent is subject to increase to approximately $12,600, $13,000, $13,400 and $13,800 respectively, on the first, second, third and fourth anniversaries of the extended lease term.  We will be responsible for paying our allocable portion of operating expenses in addition to the monthly rent.

When we acquired All Access Entertainment, LLC (Note 4), we assumed certain operating leases for various locations.  The obligations related to these locations are included in the table above.

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A. — Risk Factors in both our 2009 Form 10-K and this quarterly report, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

During the first quarter of 2010, we continued to execute our strategy to improve and build our operations comprised of Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions, Inc. (TPI). The highlights for each of our segments for the three months ended March 31, 2010 were as follows:

Tix4Tonight

•
For the three months ended March 31, 2010, Tix4Tonight sold 351,000 tickets. These ticket sales represented an increase of 32,000 tickets over the prior year’s comparable three month period and reflected a 10% increase over the prior year’s ticket sales.

•
For the three months ended March 31, 2010, Tix4Tonight sold tickets with a value of $20.9 million. The value of the tickets sold represented an increase of $3.3 million over the prior year’s comparable three month period, and reflected a 19% increase over the prior year’s ticket sales.

•
For the three months ended March 31, 2010, Tix4Tonight’s Tix4Dinner business sold dinner reservations with a value of $325,000. These reservation sales represented an increase of $43,000 over the prior year’s comparable three month period, and reflected a 15% increase over prior year’s dinner reservations revenue.

•
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

Exhibit Merchandising

•	Was profitable for the three months ended March 31, 2010.

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

Live Entertainment

•
Total shows produced or presented declined to 206 during the three months ended March 31, 2010 as compared to 358 performances during the same period of the prior year.  This segment of our business often fluctuates quarter to quarter due to the number of shows available on the market and the timing of the actual shows.  The Company expects the number of performances to increase throughout the year.  This segment does seasonally decline significantly in the third quarter of the fiscal year with a substantial increase during the fourth quarter of the fiscal year.  While revenues were down to the decline in the volume of shows, this segment, excluding depreciation and amortization, did generate cash flow from operations.

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

Tix4Dinner offers reservations for discounted dinners at various restaurants on and surrounding the Las Vegas strip and downtown with dining at specific times on the same day as the sale or in some cases as much as seven days after the day of the sale. Tix4Dinner recognizes as revenue the transaction fees earned from the purchaser of the dinner reservations at the time that the reservations are made and a subsequent nominal fee from the restaurant at the time the reservation is used. At this time, the Company has immaterial amounts of accounts receivable and does not have any accounts payable associated with the Tix4Dinner operations because the Company collects the transaction fee at the time that the reservation is made and the dinner payment is collected directly by the restaurant.

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

Intangible Assets and Goodwill:

The Company evaluates intangible assets and goodwill for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  There were no indications of impairment based on management’s assessment at March 31, 2010. As of March 31, 2010, we have $12.4 million of remaining goodwill and intangible assets related to our acquisitions of EM, Magic, NewSpace, and All Access. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.

Recently Issued Accounting Guidance:

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Consolidated Results of Operations –
Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009:

Consolidated Results of Operations - Three Months ended March 31,

			% change
	Three Months Ended March 31,		2010v
	2010	2009	2009

Revenue	$16,750,000	$20,170,000	-17%

Operating expenses:
Direct operating expenses	11,829,000	14,972,000	-21%
Selling, general and administrative expenses	3,050,000	2,644,000	15%
Depreciation and Amortization	621,000	621,000	-1%
Corporate expenses	1,186,000	1,672,000	-29%

Operating income	65,000	261,000	-75%
Operating margin	0%	1%
Interest expense	(2,000)	(4,000)
Interest income	7,000	13,000
Other income (expense) - net	16,000	25,000

Net income	$86,000	$295,000

Three Months Ended March 31, 2010 and 2009:

Revenues

The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues we also offer discount dinner reservations. From Exhibit Merchandising, LLC “EM”, we earn revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Through our live entertainment segment, we earn revenues from the presentation and production of events, as well as sponsorship and ancillary revenues. Our revenues for the three months ended March 31, 2010 and 2009 were $16.8 million and $20.2 million, respectively. Our revenues decreased $3.4 million, or 17%, during the three months ended March 31, 2010 as compared to the same period of the prior year. The decrease in revenues was primarily the result of a $3.7 million decline in revenues from our Live Entertainment segment and a $244,000 decline in revenues from our Merchandising segment, which were offset in part by a $588,000 increase in Ticketing Services revenues.

More detailed explanations of the three months ended March 31, 2010 and 2009 changes are included in the applicable segment discussions following.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct costs of revenues for the three months ended March 31, 2010 and 2009 were $11.8 million and $15.0 million, respectively. Our operating expenses decreased $3.2 million or 21% during the three months ended March 31, 2010 as compared to the same period of the prior year. The decrease in direct operating expenses is reflective of the 17% decline in revenues.

More detailed explanations of the three months ended March 31, 2010 and 2009 changes are included in the applicable segment discussions following.

Operating Segment Selling, General and Administrative Expenses

Operating segment selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities. Our operating segment selling, marketing and administrative expenses for the three months ended March 31, 2010 and 2009 were $3.0 million and $2.6 million, respectively. Our selling, general and administrative expenses increased $406,000 or 15% during the three months ended March 31, 2010 as compared to the same period of the prior year due to a $490,000 and $12,000 increase in selling and general and administrative expenses in our Ticketing Services and Exhibit Merchandising segments, respectively.  These increases were offset in part by a $96,000 decline in selling, general and administrative expenses at Live Entertainment segment.

More detailed explanations of the three months ended March 31, 2010 and 2009 changes are included in the applicable segment discussions following.

Corporate Expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, and corporate occupancy costs. Corporate expenses for the three months ended March 31, 2010 and 2009 were $1.2 million and $1.7 million, respectively. Corporate expenses decreased $481,000 for the three months ended March 31, 2010, as compared to same period of the prior year. This decrease in corporate expenses is mainly the result of a decrease in stock based compensation expense including $257,000 related to the departure of an officer.

Depreciation and Amortization

Our depreciation and amortization was $621,000 for both the three months ended March 31, 2010 and 2009, respectively.

Other Income and (Expense)

Other Income and Expense was $16,000 for the three months ended March 31, 2010, and was the result of miscellaneous box office revenues, such as patron club income and season handling fees, earned by our Live Entertainment segment Tix Productions.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Ticketing Services

Our Ticketing Services segment operating results were as follows:

Segment Reporting- Ticketing Services

			% Change
	Three Months Ended March 31,		2010 vs.
	2010	2009	2009

Revenue	$4,743,000	$4,155,000	14%
Operating Expenses:
Direct operating expenses	1,980,000	1,534,000	29%
Selling, general and administrative expenses	1,360,000	871,000	56%
Depreciation and amortization	123,000	126,000	-2%

Operating income	$1,280,000	$1,624,000	-21%

Operating margin	27%	39%	-31%

Three months ended March 31, 2010 and 2009:

Revenues

Ticketing Services has two operating units:

•	Tix4Tonight, our discount ticket seller

•	Tix4AnyEvent (AnyEvent or AE), our premium ticket operation

The Ticketing Services segment earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offer discount dinner reservations. Ticketing Services revenues were $4.7 million for the three months ended March 31, 2010 as compared to $4.1 million for the three months ended March 31, 2009. Our revenues increased $588,000, or 14%, during the three months ended March 31, 2010 as compared to the same period of the prior year. The increase in Ticketing Service revenues is the result of a $580,000 increase in Tix4Tonight revenues and a $43,000 increase in ancillary revenues i.e. the sale of dinner reservations, offset by a $35,000 decline in premium ticket revenues.

Tix4Tonight:

Tix4Tonight revenues for the three months ended March 31, 2010 and 2009 were $4.7 million and $4.1 million, respectively, which is an increase of $583,000 or 15% in 2010 as compared to the same period in 2009. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2010 as compared to 2009. The average selling price per ticket in 2010 was $59.49 per ticket, which represented an increase of $4.33 per ticket or 8% as compared to $55.16 per ticket in 2009. Tix4Tonight discount tickets sold increased by 32,000 tickets or 10% to 351,000 discounted show tickets for the three months ended March 31, 2010. The gross sales value of show tickets sold to customers plus commissions and fees earned were $20.9 million for the three months ended March 31, 2010, as compared to $17.6 million for the three months ended March 31, 2009, or a 19% increase. Lastly, during the three months ended March 31, 2010, revenues from discount dinner reservations increased by $43,000, to $325,000 or 15%.

AnyEvent:

AnyEvent sells premium tickets to concerts, theatre shows and sporting events. AnyEvent’s revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events. AnyEvent revenues for the three months ended March 31, 2010 and 2009 were $24,000 and $59,000 respectively. The $35,000 decline in revenues is primarily the result of an overall decline in demand for premium tickets due to an overall economic malaise, which has led to a decline in discretionary spending.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct costs of revenues for the three months ended March 31, 2010 and 2009 were $2.0 million and $1.5 million, respectively, which represented an increase in direct operating expenses of $446,000 or 29%. The increase in direct operating expenses was mainly due to an increase in payroll costs and rent expense associated with two additional Tix4Tonight locations that opened in late 2009 as well as additional locations and employees related to the acquisition of All Access.

Selling, General and Administrative Expenses

Marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 were $1.4 million and $871,000, respectively. Our selling, marketing and general and administrative expenses increased $490,000 or 56%, during the three months ended March 31, 2010 as compared to 2009. The increase in selling, marketing, and general and administrative expenses was the result of legal expenses incurred related to the litigation discussed elsewhere in this financial statement. See Part II, Item 1, Legal Proceedings, for further detail.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months March 31, 2010 and 2009 were $123,000 and $126,000, respectively. We expect to incur a similar level of depreciation and amortization for the foreseeable future.

Exhibit Merchandising

Our Exhibit Merchandising segment operating results were as follows:

Segment Reporting - Exhibit Merchandising

			% Change
	Three Months Ended March 31,		2010 vs.
	2010	2009	2009

Revenue	$2,545,000	$2,789,000	-9%
Operating Expenses:
Direct operating expenses	1,447,000	1,705,000	-15%
Selling, general and administrative expenses	637,000	625,000	2%
Depreciation and amortization	292,000	296,000	-1%

Operating income	$169,000	$163,000	4%

Operating margin	7%	6%	14%

Three Months Ended March 31, 2010 and 2009:

Revenues

Exhibit Merchandising (EM) provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially available and extensive custom-branded product for sale. It operates the stores in space rented in conjunction with the exhibit. During the three months ended March 31, 2010 and 2009, EM generated $2.5 million and $2.7 million in revenues, respectively. Revenue is derived from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs” are currently booked in museums through July 2011 and December 2012, respectively. During the first quarter of 2010, although there was a 9% increase in attendance to the exhibits, there was a 16% decrease in revenue per attendee at our retail specialty stores. The decline in revenues per attendee is the result of generally poor economic conditions, as well as a competing store at one of the exhibit locations, which management believes resulted in a $244,000 decline in revenues.

Direct Operating Expenses

Exhibit Merchandising’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses for the three months ended March 31, 2010 and 2009 were $1.4 million and $1.7 million, respectively and as a percent of revenues were 56% and 61%, respectively.

Selling, Marketing and Administrative Expenses

Exhibit Merchandising’s selling, marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment’s cost of management. For the three months ended March 31, 2010 and 2009, EM’s selling, marketing and administrative expenses were $637,000 or 25% of revenues and $625,000 or 22% of revenues, respectively.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended March 31, 2010 and 2009 was $292,000 and $296,000, respectively, and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. We expect the current level of depreciation and amortization to continue through 2010.

Live Entertainment

Our Live Entertainment segment operating results were as follows:

Segment Reporting- Tix Productions
			% Change
	Three Months Ended March 31,		2010 vs.
	2010	2009	2009

Revenue	$9,462,000	$13,226,000	-28%
Operating Expenses:
Direct operating expenses	8,402,000	11,733,000	-28%
Selling, general and administrative expenses	1,052,000	1,148,000	-8%
Depreciation and amortization	199,000	197,000	1%

Operating income (loss)	$(191,000)	$148,000	-229%

Operating margin	-2%	1%	-280%

Tix Productions, Inc., the Company’s Live Entertainment segment, books touring theatrical and concert presentations with a history of successful commercial appeal as well as participates in the development and roll out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London. We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eleven US cities, our Salt Lake City based group and corporate sales team, standard marketing tools including print, radio, television, outdoor, and internet marketing tools. In addition, we invest in shows or productions in advance of their initial tour to obtain favorable touring and distribution rights.

Three Months Ended March 31, 2010 and 2009:

Revenues

During the three months ended March 31, 2010 and 2009, revenues from our Live Entertainment operations were $9.5 million and $13.2 million, respectively. The $3.7 million decrease in revenues is due to a decrease in show dates in the first quarter of 2010. In the first quarter of 2010, we presented or produced 240 show dates as compared to 359 show dates in the first quarter of 2009.  This segment of our business often fluctuates quarter to quarter due to the number of shows available on the market and the timing of the actual shows.  The Company expects the number of performances to increase throughout the year.  This segment does seasonally decline significantly in the third quarter of the fiscal year with a substantial increase during the fourth quarter of the fiscal year.  While revenues were down to the decline in the volume of shows, this segment, excluding depreciation and amortization, did generate cash flow from operations.

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

Opportunities for growth in the Live Entertainment unit revolve around our expanding ownership of intellectual content and expanding into additional markets.  We see growth opportunities to present in major marketplaces where competition has diminished due to industry consolidation such as Detroit and Milwaukee, and even more opportunities in smaller markets where individual promoters and competitors have left the market.

Direct Operating Expenses

During the three months ended March 31, 2010 and 2009, direct operating expenses were $8.4 million and $11.7 million, and represented 89% of revenues. The decrease in direct operating costs is associated with the 28% decline in revenues.

Selling, Marketing and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. For the three months ended March 31, 2010 and 2009, Live Entertainment’s administrative expenses were $1.0 million or 11% of revenues, and $1.1 million or 8% of revenues, respectively.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended March 31, 2010 and 2009 was $199,000 and $197,000, and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for the remainder of 2010.

Liquidity and Capital Resources

At March 31, 2010, we had cash of $10.6 million and total assets of $31.0 million compared to $9.9 million and $29.6 million, respectively, at December 31, 2009. Our working capital totaled $6.0 million at March 31, 2010, compared to $7.9 million at December 31, 2009. In conjunction with our purchase of All Access Entertainment, LLC at February 10, 2010, the Company issued a six month secured convertible promissory note in the principal amount of $1.0 million. We had no debt as of March 31, 2010.

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

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows:

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$86,000	$295,000
Non-cash charges, net	646,000	1,004,000
Change in cash from working capital changes	1,684,000	560,000
Cash flows from operating activities	$2,416,000	$1,859,000

Cash provided by operating activities increased $557,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase in cash provided from operating activities is the result of a $1.0 million increase in working capital changes, which was offset by a decrease of $358,000 in non-cash charges, and $209,000 decrease in net income net of tax. Items contributing to the increase in working capital were $1.0 million increase in accounts payable and accrued expenses and a $519,000 decrease in accounts receivable, which were offset by $207,000 decrease in deferred revenue, $125,000 increase in inventory, and $103,000 increase in prepaid expenses and other current assets. The decline in non-cash charges for the three months ended March 31, 2010 as compared to the same period of 2009 was primarily attributable to a $391,000 decline in non-cash compensation to employees, directors, and consultants for services.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows:

	Three Months Ended March 31,
	2010	2009

Cash flows from investing activities:
Purchases of property, plant and equipment	$(170,000)	$(45,000)
Acquisitions	(1,505,000)	-
Cash flows from investing activities	$(1,675,000)	$(45,000)

For the three months ended March 31, 2010 and 2009, net purchases of property, plant and equipment accounted for minor cash outlays. We expect purchase of property, plant and equipment to be an insignificant portion of our cash flow activities. During the three months ended March 31, 2010, we used $1.5 million in cash to fund the acquisition of All Access Entertainment, LLC, for which there was no corresponding transaction in the three months ended March 31, 2009.

Cash Flows from Financing Activities

        Cash flows from financing activities are as follows:

	Three Months Ended March 31,
	2010	2009

Cash flows from financing activities:
Cost of treasury stock	$-	$(378,000)
Payments on capital lease obligations	(13,000)	(12,000)
Cash flows from financing activities	$(13,000)	$(390,000)

Cash used in financing activities decreased by $378,000 for the three months ended March 31, 2010, and was driven by a $378,000 decrease in cash used to repurchase shares of our common stock under the stock repurchase program described below. Amounts paid related to capital leases obligations or amounts received related to options and warrants were immaterial.

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

Earnings before interest, income taxes, depreciation and amortization or EBITDA

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

The use of EBITDA has certain limitations. EBITDA should be considered in addition to, not as a substitute for or superior to any GAAP financial measure including net income as an indicator of management’s performance, or cash flows provided by operating activities as an indicator of the Company’s liquidity, nor should it be considered as an indicator of management’s overall performance. Management’s calculation of EBITDA may be different from the calculation of EBITDA or other similarly titled measurements used by other entertainment companies, and therefore comparability may be limited. EBITDA eliminates certain substantial recurring items from net income (loss), such as depreciation, amortization, interest expense and income taxes. Each of these items has been incurred in the past, will continue to be incurred in the future and should be considered in the overall evaluation of the Company’s results. We compensate for these limitations by providing the relevant disclosure of depreciation and amortization, interest expense and income taxes that are excluded in the calculation of EBITDA both in the reconciliation to the GAAP financial measure of net income (loss) and in the consolidated financial statements and related footnotes, all of which should be considered when evaluating the Company’s results. Management strongly encourages readers to review our financial information in its entirety and not to rely on a single measure. A reconciliation of EBITDA to net income (loss) follows:

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009

Net income	$86,000	$295,000
Interest, net	(5,000)	(9,000)
Depreciation	137,000	131,000
Amortization	484,000	490,000

EBITDA	$702,000	$907,000

Principal Commitments

Lease Commitments:

The Company leases office space for its corporate headquarters in Studio City, California. Additionally, the Company’s wholly-owned subsidiaries, Tix4Tonight, LLC, Tix Productions, LLC and Exhibit Merchandising, lease space. Tix4Tonight leases its ticket facilities and its administrative offices in Las Vegas, Nevada, for various periods ranging from one year to five years. Tix Production, LLC leases office space in Salt Lake City, Utah and Aurora, Ohio. Exhibit Merchandising leases warehouse and office space in Streetsboro, Ohio.

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

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at March 31, 2010, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

	Payments due by Fiscal Years Ending December 31,
	Total	2010	2011	2012	2013	2014 and beyond

Debt obligations	$1,000,000	$1,000,000	$-	$-	$-	$-

Capital lease obligations	72,000	52,000	9,000	8,000	3,000	-

Operating lease obligations	11,337,000	2,643,000	3,030,000	2,582,000	1,512,000	1,570,000

Total contractual cash obligations	$12,409,000	$3,695,000	$3,039,000	$2,590,000	$1,515,000	$1,570,000

On March 19, 2010, the Company entered into a sixty month lease under which we will lease our principal executive offices.  Pursuant to the lease, we relocated our offices to 12711 Ventura Boulevard, Suite 340, Studio City CA 91604, a 3,970 square foot space.  The lease commenced May 1, 2010 and our monthly rent under the lease is $12,250.  The rent is subject to increase to approximately $12,600, $13,000, $13,400 and $13,800 respectively, on the first, second, third and fourth anniversaries of the extended lease term.  We will be responsible for paying our allocable portion of operating expenses in addition to the monthly rent.

When we acquired All Access Entertainment, LLC (Note 4), we assumed certain operating leases for various locations.  The obligations related to these locations are included in the table above.

Employment Agreements:

The Company has employment agreements with its President and Chief Executive Officer, as well as several of its key officers and employees that are for varying periods of one to three years.

Retirement Plan:

The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 75% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to 100% of the first 3% withheld and 50% for the next 2% withheld. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $40,000 and $33,000 for the three months ended March 31, 2010 and 2009, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As substantially all of our investments are in short-term bank deposits, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three month period ended March 31, 2010, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2010, the end of the period covered by this report, the Company was subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

Vegas.Com Trademark Litigation

On October 23, 2009, the Company and Tix4Tonight filed a complaint against Vegas.com ("Vegas.com") and Vegas Tix4Less (“VT4L”) in the United States District Court for the Central District of California for federal trademark infringement, federal trade dress infringement and unfair competition, and common law unfair competition. Specifically, the complaint alleges that Vegas.com and VT4L are intentionally confusing consumers by using the Company's and Tix4Tonight's trademarks and trade dress. The complaint seeks damages, an injunction, declaratory relief, and attorneys' fees and costs. On December 4, 2009, Vegas.com and VT4L filed a motion to dismiss and/or transfer the litigation to Nevada, arguing that the court lacked personal jurisdiction over the defendants and that venue was either improper or inconvenient. The Company and Tix4Tonight filed its opposition on January 29, 2010, and on March 1, 2010 Vegas.com and VT4L filed their reply.  To stop Vegas.com and VT4L's infringement during the pendency of the litigation, the Company and Tix4Tonight filed a motion for preliminary injunction on February 22, 2010. Vegas.com and VT4L responded on March 8, 2010, and the Company and Tix4Tonight filed a reply one week later.  The Court has not yet ruled on either motion and, instead, on March 24, 2010, granted both parties’ requests for jurisdictional discovery, which will be completed by May 25, 2010.

Vegas.Com Antitrust Litigation

On December 14, 2009, Vegas.com and VT4L filed a complaint in the United States District Court for the District of Nevada alleging violations by the Company and its wholly owned subsidiary Tix4Tonight of 15 U.S.C. §1, 15 U.S.C. §2, 15 U.S.C. §14, and Nevada state law. The Complaint specifically alleges that the Company and Tix4Tonight entered into exclusive deals with venues and producers with the effect of unreasonably restricting trade and commerce, prevented actual and prospective competitors such as Vegas.com and VT4L from entering the market or obtaining a non-trivial share of the market, interfered with existing or prospective contractual arrangements between Vegas.com and VT4L and venues and producers, and asserted an invalid patent to prevent competition. In their demand, Vegas.com and VT4L seek compensatory, consequential, incidental, treble and punitive damages in an amount to be determined at trial, in addition to attorneys' fees and costs and injunctive relief. On December 23, 2009, Vegas.com and VT4L filed an Amended Complaint to add requests for declaratory judgment of non-infringement and invalidity related to the Company's ticket systems patent and also a claim for unfair trade practices under the Lanham Act related to the assertion of that patent. On February 3, 2010, Vegas.com and VT4L filed their Second Amended Complaint, to add allegations that the Company and Tix4tonight helped organize a group boycott among venues and producers against VT4L. The Company and Tix4Tonight's response to the Second Amended Complaint was filed on March 4, 2010.  On April 21, 2010, Vegas.com and VT4L filed an Opposition to the Company and Tix4Tonight's Motion to Dismiss the Second Amended Complaint.  The Company and Tix4Tonight's reply is due on May 10, 2010.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

TIX CORPORATION (Registrant)

Date: May10, 2010	By:	/s/Mitch Francis
Mitch Francis
Chief Executive Officer

Date: May 10, 2010	By:	/s/ Steve Handy
Steve Handy
Chief Financial Officer (On behalf of the registrant and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

10.1	Employment Agreement dated as of March 1, 2009 between Mitch Francis and the Company. (1)

31.1	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009.