Form 10-Q
period 2010-06-30
Tix CORP
filed 2010-08-09
CIK 925956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Number of shares of Tix Corporation common stock, $.08 par value, issued and outstanding as of July 15, 2010: 31,123,357, exclusive of treasury shares.

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, facility expansion plans, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning the Company and its business made throughout this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, whether as a result of new information, future events or otherwise.

Tix Corporation and Subsidiaries

Index

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash	$8,453,000	$9,885,000
Accounts receivable, including show revenues earned but not billed	423,000	1,911,000
Advances to vendors, net	-	964,000
Inventory, net	1,921,000	2,172,000
Prepaid expenses and other current assets	1,486,000	1,350,000
Total current assets	12,283,000	16,282,000

Property and equipment, net	1,558,000	1,308,000

Other assets:
Intangible assets:
Goodwill	7,104,000	5,895,000
Intangibles, net	4,675,000	4,499,000
Total intangible assets	11,779,000	10,394,000
Investments in and advances to nonconsolidated affiliates	713,000	1,052,000
Capitalized theatrical costs	344,000	368,000
Deposits and other assets	161,000	158,000
Total other assets	12,997,000	11,972,000
Total assets	$26,838,000	$29,562,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,938,000	$6,357,000
Accrued expenses	1,096,000	1,797,000
Deferred revenue	545,000	160,000
Other current liabilities	132,000	120,000
Convertible note payable	1,000,000	-
Total current liabilities	6,711,000	8,434,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized; none issued
Common Stock, $.08 par value; 100,000,000 shares authorized; 31,123,357 shares net of 2,340,103 treasury shares, issued at June 30, 2010 and December 31, 2009 respectively	2,678,000	2,678,000
Additional paid-in capital	90,192,000	89,955,000
Cost of shares held in treasury	(4,610,000)	(4,610,000)
Accumulated deficit	(68,156,000)	(66,902,000)
Accumulated other comprehensive income	23,000	7,000
Total stockholders' equity	20,127,000	21,128,000
Total liabilities and stockholders' equity	$26,838,000	$29,562,000

See accompanying notes to the condensed consolidated financial statements

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
	Three Months Ended June 30,
	2010	2009

Revenues	$14,806,000	$26,584,000
Operating expenses:
Direct costs of revenues	10,261,000	21,410,000
Selling and marketing expenses	376,000	581,000
General and administrative expenses, including non-cash equity-based costs of $202,000 and $438,000 in 2010 and 2009, respectively (including $202,000 and $303,000 for officers, directors and employees in 2010 and 2009, respectively)	4,811,000	3,337,000
Depreciation and amortization	665,000	626,000
Total costs and expenses	16,113,000	25,954,000
Operating income (loss)	(1,307,000)	630,000
Other:
Other income	71,000	129,000
Interest income	18,000	9,000
Interest expense	(2,000)	(3,000)
Other income, net	87,000	135,000
Net income (loss) before income tax expense	(1,220,000)	765,000
Current income tax expense	111,000	106,000
Net income (loss)	(1,331,000)	659,000
Other comprehensive income (loss)
Foreign currency translation adjustments	(5,000)	9,000
Comprehensive income (loss)	$(1,336,000)	$668,000
Net income (loss) per common share -
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02
Weighted average common shares outstanding -
Basic	31,123,357	32,361,325
Diluted	31,123,357	32,645,364

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
	Six Months Ended June 30,
	2010	2009

Revenues	$31,556,000	$46,754,000
Operating expenses:
Direct costs of revenues	22,090,000	36,336,000
Selling and marketing expenses	776,000	1,187,000
General and administrative expenses, including non-cash equity-based costs of $237,000 and $851,000 in 2010 and 2009, respectively (including $237,000 and $693,000 for officers, directors and employees in 2010 and 2009, respectively)	8,646,000	7,093,000
Depreciation and amortization	1,286,000	1,247,000
Total costs and expenses	32,798,000	45,863,000
Operating income (loss)	(1,242,000)	891,000
Other:
Other income	78,000	154,000
Interest income	25,000	22,000
Interest expense	(4,000)	(7,000)
Other income, net	99,000	169,000
Net income (loss) before income tax expense	(1,143,000)	1,060,000
Current income tax expense	111,000	106,000
Net income (loss)	(1,254,000)	954,000
Other comprehensive income
Foreign currency translation adjustments	16,000	14,000
Comprehensive income (loss)	$(1,238,000)	$968,000
Net income (loss) per common share -
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03
Weighted average common shares outstanding -
Basic	31,123,357	32,332,963
Diluted	31,123,357	32,592,125

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income	Equity

Balance, December 31, 2009	31,123,357	$2,678,000	$89,955,000	$(66,902,000)	$(4,610,000)	$7,000	$21,128,000

Fair value of options issued to employees and directors			237,000				237,000

Foreign currency translation adjustment						16,000	16,000

Net loss				(1,254,000)			(1,254,000)

Balance, June 30, 2010	31,123,357	$2,678,000	$90,192,000	$(68,156,000)	$(4,610,000)	$23,000	$20,127,000

See accompanying notes to the condensed consolidated financial statements.

TIX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(1,254,000)	$954,000
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	291,000	264,000
Amortization of intangible assets	995,000	983,000
Fair value of common stock issued for services to employees	-	8,000
Fair value of common stock issued for services to consultants	-	50,000
Fair value of options issued to employees and directors	237,000	685,000
Fair value of warrants issued to consultants	-	108,000
Loss on advance to vendors	991,000	-
Change in allowance of inventory	2,000	(2,000)
(Increase) decrease in:
Accounts receivable	1,488,000	66,000
Advances to vendors	(27,000)	-
Advances to non consolidated affiliates	37,000	-
Inventory	249,000	1,073,000
Prepaid expenses and other current assets	(136,000)	243,000
Capitalized theatrical costs, deposits and other assets	24,000	(456,000)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,850,000)	324,000
Income taxes payable	-	106,000
Deferred revenue	385,000	(20,000)
Deferred rent	52,000	(33,000)
Net cash provided by operating activities	484,000	4,353,000

Cash flows from investing activities:
Purchases of property and equipment	(394,000)	(98,000)
Purchase of All Access Entertainment	(1,500,000)	-
Net cash used in investing activities	(1,894,000)	(98,000)

Cash flows from financing activities:
Cost of treasury stock	-	(443,000)
Payments on capital lease obligations	(38,000)	(28,000)
Net proceeds from exercise of options and warrants	-	(46,000)
Net cash used in financing activities	(38,000)	(517,000)

Effect of exchange rate changes on cash	16,000	14,000

Change in Cash:
Net increase (decrease)	(1,432,000)	3,752,000
Balance at beginning of period	9,885,000	9,192,000
Balance at end of period	$8,453,000	$12,944,000

Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$111,000	$-
Interest	$4,000	$7,000

Non-cash operating activities
At December 31, 2009, the Company accrued $474,000 for future losses, wind down costs and reserves against the remaining investments related to “101 Dalmatians the Musical” (See Note 3). During the six months ended June 30, 2010, the actual costs incurred approximated $200,000 which amount was offset against the original accrual of $474,000. The remaining balance of $274,000 is offset against the “Investment in and advances to nonconsolidated affiliates” on the June 30, 2010 condensed consolidated balance sheets	$274,000	$-

Non-cash investing activities
Issuance of secured convertible note payable related to the acquisition of All Access Entertainment	$1,000,000	$-
Issuance of 190,476 earn-out shares of common stock in conjunction with the acquisition of Magic Arts & Entertainment - Florida, Inc. in 2009	$-	$256,000

See accompanying notes to the condensed consolidated financial statements.

 TIX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Note 1 - Nature of Business

Tix Corporation (the “Company”) was incorporated in Delaware in April 1993. The Company is a diversified integrated entertainment company providing ticketing services, event merchandising, and the production and promotion of live entertainment. It operates three complementary business segments: Ticketing Services provides discount and premium ticket sales; Exhibit Merchandising provides event and branded merchandising; and Live Entertainment provides the production and promotion of live entertainment.

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

Tix Productions Inc.’s operating units, Magic Arts & Entertainment and NewSpace Entertainment, act as both presenters and promoters of productions, as well as agents.  Tix Productions Inc.’s revenues from live entertainment where it is acting as the producer or promoter are a function of a number of elements; revenue is a direct reflection of tickets sold times ticket prices plus ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities. In instances where the Company acts as the presenter or promoter, it:

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

 Stock-Based Compensation:

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB). The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Intangible Assets and Goodwill:

The Company accounts for intangible assets and goodwill in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Impairment of Long-Lived Assets:

Authoritative guidance issued by the FASB established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized, and how impairment losses should be measured. Authoritative guidance from the FASB also provided a single accounting model for long-lived assets to be disposed of and significantly changed the criteria that would have to be met to classify an asset as held-for-sale.

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. There were no indications of impairment based on management’s assessment at June 30, 2010. As of June 30, 2010, we have $11.8 million of remaining goodwill and intangible assets related to our acquisitions of Exhibit Merchandising LLC, Magic Arts and Entertainment, NewSpace Entertainment, and All Access. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.

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

As of June 30, 2010 and December 31, 2009, respectively, the Company’s financial assets subject to measurement included Level 1 items of cash and short term investments.  The fair value of these financial assets was equal to their recorded value. There were no unrealized gains or losses included in earnings resulting from long-term investments associated with Level 2 or 3 financial assets during the six month period ended June 30, 2010.

Cash Concentrations:

The Company's cash balances on deposit with banks in accounts in the United States (US) are guaranteed up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In order to control the risk, the Company's policy is to maintain cash balances with high quality financial institutions. At June 30, 2010, the Company’s aggregate cash in excess of the FDIC insured amount was $7.0 million. In addition, the Company had aggregate cash balances in Canada of $31,000, which is below the Canadian equivalent of the US FDIC guarantee.

Foreign Currency:

Results of foreign operations are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those operations are translated into U.S. dollars using the exchange rates at the balance sheet date. The realized and unrealized exchange losses and gains were minor in the six months ending June 30, 2010. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated other comprehensive income.  Foreign currency transaction gains and losses are included in the results of operations.

Advertising Costs:

Advertising costs are charged to operations as selling and marketing expenses at the time the costs are incurred. For the three and six months ended June 30, 2010 and 2009, advertising costs were $376,000, $581,000, $776,000 and $1.2 million, respectively.

Recently Issued Accounting Guidance:

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 - Investments

The Company in 2008 acquired the rights from the estate of Dodie Smith to develop, promote and tour the production “101 Dalmatians the Musical,” for $400,000. These rights were estimated to have a seven year life, and as of June 30, 2010 had a remaining unamortized balance of $271,000.  As part of an amendment to the original rights with the estate of Dodie Smith, future rights to the show “101 Dalmatians the Musical” would vest for a twenty-four year period once the show was performed sixteen times in New York.  Separately, the Company invested $2.2 million, resulting in a 40% interest in the limited liability company that was formed to produce, promote and tour “101 Dalmatians the Musical.” In addition, the Company advanced $820,000 to the limited liability company during the development period of the show, of which $730,000 remains outstanding at June 30, 2010. The advance is expected to be repaid from the projected future licensing revenues of the show over a four year or five year period.

The touring event associated with the affiliate ended in April 2010, which included a sixteen performance run in New York. During 2009, the Company’s share of losses from the tour including advertising costs that were expensed when incurred or first performed was $1.3 million. In addition, the Company had recorded a $1.3 million charge to write off its investment and the estimated expenses related to its proportionate share of losses that were expected to be incurred in 2010 to secure the future rights to the show.  At December 31, 2009, the Company  accrued $474,000 for future losses, wind down costs and reserves against the remaining investments related to this production.  During the six months ended June 30, 2010, the  actual costs incurred approximated $200,000 which amount was offset against the original accrual of $474,000.  The remaining balance of $274,000 is offset against the “Investment in and advances to nonconsolidated affiliates” on the June 30, 2010 condensed consolidated balance sheets.

The rights to the show have now been extended to 24 years as the Company met its commitment for the sixteen performances run in New York.  The remaining balance of the note receivable and the show rights totaling $713,000 related to the show are recoverable from future show rights. The Company expects future recoveries from royalties will exceed the note and intangible values.

Note 4 - Acquisitions

All Access Entertainment, LLC:

On February 10, 2010, the Company entered into an Asset Purchase Agreement with All Access Entertainment, LLC (All Access) with an effective date of March 1, 2010.  Pursuant to the Asset Purchase Agreement, the Company paid the owner of All Access $1.5 million in cash and issued a six month secured convertible promissory note in the principal amount of $1.0 million at no interest due on August 10, 2010.  The secured convertible promissory note is secured by the assets purchased.  The secured convertible promissory note is convertible at the option of the owner or the Company into the aggregate number of shares of the Company’s common stock equal to the quotient determined by dividing $1.0 million by the daily average closing sale price of the Company’s common stock as reported on the NASDAQ Capital Market for the thirty (30) day period prior to conversion but in no event less than $3.00 per share.

The Company additionally entered into a two-year Consulting Agreement with the former owner of All Access. The Consulting Agreement requires the former owner of All Access to maintain former business relationships of All Access and to pursue additional strategic alliances on behalf of the Company.  The Consulting Agreement provides an annual compensation of $200,000.

The assets of All Access Entertainment consisted primarily of a small amount of property and equipment and operating lease agreements. The All Access business was immediately absorbed and integrated into our existing Las Vegas discount ticketing business.  The acquisition of All Access has been accounted for as a purchase in accordance with authoritative guidance issued by the FASB and the operations of the company have been consolidated commencing with the closing of the transaction.  The $2.5 million purchase price was allocated and based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm.

Allocation of the Purchase Price of All Access:

Tangible assets, net of liabilities assumed:	$150,000
Intangible assets:
Contract commitments	922,000
Employment Agreements	219,000
Goodwill	1,209,000
Purchase price	$2,500,000

No pro forma results of operations of All Access combined with the operations of the Company as of the beginning of the periods presented are being provided as the results were not significant.

Note 5 - Property and Equipment

The table below displays our property and equipment balances as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Office equipment and furniture	$2,754,000	$2,191,000
Equipment under capital lease	386,000	408,000
Leasehold improvements	395,000	394,000
Property and equipment	3,535,000	2,993,000
Less accumulated depreciation	(1,977,000)	(1,685,000)
Total property and equipment, net	$1,558,000	$1,308,000

Depreciation expense was $154,000, $291,000, $133,000 and $264,000 for the three and six months ended June 30, 2010 and 2009, respectively.

Note 6 - Intangible Assets

The following tables summarize the original cost, the related accumulated amortization, impairment adjustment, and the net carrying amounts for the Company’s intangible assets at June 30, 2010 in total and by segment.

	Estimated	Net Carrying			Net Carrying
	Useful	Amount At	Addition/	Amortization	Amount At
	Lives	12/31/2009	Adjustment	Expense	6/30/2010
Marketing Based	3-6 years	$1,969,000	$	$(233,000)	$1,736,000
Contract commitments	3-7 years	2,375,000	1,141,000	(673,000)	2,843,000
Customer relationships	3 years	38,000		(38,000)	-
Technology Based	3 years	11,000		(8,000)	3,000
Intellectual property (e.g. domain names)	5 years	106,000		(13,000)	93,000
Goodwill	indefinite	5,895,000	1,209,000		7,104,000
Total		$10,394,000	$2,350,000	$(965,000)	$11,779,000

Ticketing Services

	Net Carrying			Net Carrying
	Amount At	Addition/	Amortization	Amount At
	12/31/2009	Adjustment	Expense	6/30/2010
Marketing based	$5,000	$-	$(5,000)	$-
Contract commitments	75,000	1,141,000	(94,000)	1,122,000
Customer relationships	38,000		(38,000)	-
Technology based	7,000		(7,000)	-
Intellectual property (e.g. domain names)	106,000		(13,000)	93,000
Goodwill	-	1,209,000		1,209,000
Total	$231,000	$2,350,000	$(157,000)	$2,424,000

Merchandising

	Net Carrying			Net Carrying
	Amount At	Addition/	Amortization	Amount At
	12/31/2009	Adjustment	Expense	6/30/2010
Marketing based	$1,964,000	$-	$(274,000)	$1,690,000
Contract commitments	216,000	-	(186,000)	30,000
Goodwill	1,670,000	-		1,670,000
Total	$3,850,000	$-	$(460,000)	$3,390,000

Live Entertainment

	Net Carrying			Net Carrying
	Amount At	Addition/	Amortization	Amount At
	12/31/2009	Adjustment	Expense	6/30/2010
Contract commitments	$2,084,000	$-	$(346,000)	$1,738,000
Technology based	4,000	-	(2,000)	2,000
Goodwill	4,225,000	-		4,225,000
Total	$6,313,000	$-	$(348,000)	$5,965,000

Total amortization expense related to intangible assets for the three and six months ended June 30, 2010 and 2009 was $511,000, $965,000, $493,000 and $981,000, respectively.   Additional amortization expense related to “Investment in and advances to nonconsolidated affiliates” as described in Note 3 was $30,000 for the six months ended June 30, 2010.  No similar expense existed in the prior year.

Note 7- Related Party Transactions

During 2010 and 2009, Benjamin Frankel, a director of the Company, was a principal in Frankel, LoPresti & Co., an accountancy corporation that provides tax advisory and preparation services to the Company. For the three and six months ended June 30, 2010 and 2009, we paid Mr. Frankel or his firm $36,000, $12,000, $65,000 and $20,000, respectively, for tax preparation and advisory services.

Mr. Joseph Marsh, a greater than 10% shareholder of the Company, was a principal in Magic Arts and Entertainment - Florida, Inc., a company the Company acquired on January 2, 2008.

Note 8- Stock-Based Compensation Plans

Summary of Stock Options:

The Company has various stock-based compensation plans. The intrinsic value of outstanding stock options at June 30, 2010 was $0, as compared to $296,000 at June 30, 2009.  A summary of the combined stock options for the six months ended June 30, 2010 is as follows:

		Weighted
	Number	average
	of	exercise
	options	price

Balance outstanding, December 31, 2009	1,251,000	$5.24

Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(441,000)	7.00

Balance outstanding, June 30, 2010	810,000	$4.78

Balance exercisable, June 30, 2010	489,000	$5.34

  Information relating to outstanding stock options at June 30, 2010, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$6.00 - $7.20	465,000	5.66	$7.02	319,000	$7.03
$4.00 - $5.99	20,000	1.71	4.30	20,000	4.30
$2.00 - $3.99	50,000	3.00	3.20	50,000	3.20
$0.22 - $1.99	275,000	7.00	1.30	100,000	1.25

	810,000	5.85	$4.58	489,000	$5.34

The Company recorded compensation expense pursuant to authoritative guidance provided by the Financial Accounting Standards Board for the six months ended June 30, 2010 and 2009 of $237,000 and $685,000, respectively.  During the six months ended June 30, 2010, the Company adjusted its estimate of forfeitures of unvested options and revised stock based compensation cost by $167,000, related to previously recorded stock based compensation expense.  As of June 30, 2010, the Company has outstanding unvested options with future compensation costs of $205,000, which will be recorded as compensation expense as the options vest over their remaining average life of two years.

A summary of warrant activity for the six months ended June 30, 2010 is as follows:

		Weighted
	Number	average
	of	exercise
	warrants	price

Balance outstanding, December 31, 2009	950,000	$3.70

Warrants granted	-	-
Warrants exercised	-	-
Warrants expired	(500,000)	5.35

Balance outstanding, June 30, 2010	450,000	$1.88

 The intrinsic value of outstanding warrants was $92,000 and $491,000 at June 30, 2010 and 2009, respectively.  Information relating to outstanding warrants at June 30, 2010, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price

$2.00 - $5.50	150,000	1.17	$4.00	150,000	$4.00
$0.36 - $1.99	300,000	1.62	0.82	300,000	0.82

	450,000	1.47	$1.88	450,000	$1.88

Note 9- Income Taxes

At June 30, 2010, the Company had Federal net operating loss carryforwards (“NOL”) of approximately $19.9 million that begin expiring in 2009 in varying amounts through 2027. The Company also had California State net operating loss carryforwards of approximately $1.6 million. In September, 2008 California temporarily suspended use of net operating losses for 2008 and 2009, and the California state net operating losses expire beginning in 2012 in varying amounts through 2029.

Authoritative guidance issued by the Financial Accounting Standards Board requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL is limited to $6.7 million per year as a result of cumulative changes in stock ownership. As a result of the limitations related to Internal Revenue Code Section 382 and the Company’s lack of history of profits, as such, the Company recorded a 100% valuation allowance against its net deferred tax assets as of June 30, 2010 and December 31, 2009.

The provision for income taxes was $111,000 and 106,000 for the three and six months ended June 30, 2010 and 2009, respectively.  The provision for income taxes for the three and six months ended June 30, 2010 and 2009 was determined using our effective rate estimated for the entire fiscal year.

During 2010, we have utilized certain NOL’s. We have provided valuation allowances related to the benefits from income taxes resulting from the application of a statutory tax rate to our NOL’s generated in previous periods. The allowances were established and maintained as a result of our history of losses from operations.

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

The following table sets forth the computation of basic and diluted income per common share:

	Six months Ended June 30,
	2010	2009

Net income (loss)	$(1,254,000)	$954,000

Weighted average common shares- basic	31,123,357	32,332,963

Dilutive effect of employee incentive plans	-	139,055
Dilutive effect of warrants issued	-	120,107
Weighted average shares- diluted	31,123,357	32,592,125

Net income per common share:
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03

As the Company had a loss in the six months ended June 30, 2010, basic and diluted loss per share are the same. Potentially dilutive securities were excluded from the earnings per diluted share calculation for the six months ended June 30, 2010 because their effect is anti-dilutive. These potentially dilutive securities at June 30, 2010 included outstanding warrants and options to purchase 1.3 million shares of our common stock, of which 450,000 were warrants to purchase shares of our common stock and 810,000 were options to purchase shares of our common stock.

As part of the acquisition of All Access discussed in Note 4, a secured convertible promissory note is convertible in August 2010, at the option of the owner or the Company, into the aggregate number of shares of the Company’s common stock equal to the quotient determined by dividing $1.0 million by the daily average closing sale price of the Company’s common stock as reported on the NASDAQ Capital Market for the thirty (30) day period prior to conversion but in no event less than $3.00 per share or 333,333 common shares.
Note 11- Segment Reporting

We operate in three reportable segments: Ticketing Services, Exhibit Merchandising, and Live Entertainment.

Ticketing Services:

Our ticketing business is operated by our wholly owned subsidiary Tix4Tonight. Ticketing Services offers two distinct services: discount ticketing and premium event ticketing.

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

Our opportunities to grow the Las Vegas operations are focused on growing our inventory by reaching agreements with additional shows, increasing the number of our storefront sales locations and working to further monetize the relationships we have with customers by offering additional complementary products and services. Toward these ends, Tix4Tonight also offers discounted dining reservation tickets to approximately 30 Las Vegas area restaurants. Further, in March 2010, Tix4Tonight acquired certain assets and assumed the responsibility of certain leases of All Access Entertainment, LLC (All Access) see Note 4. All Access was a competitor of Tix4Tonight in the Las Vegas last minute discount ticket market and operated five locations with the main location located in Circus-Circus. The acquisition of these assets and the assumption of the leases provide us with greater coverage of the Las Vegas area in which to sell our discount tickets.

Premium Ticketing – Tix4AnyEvent

Tix4Tonight operates a national event ticket broker called Tix4AnyEvent (AnyEvent), which focuses on premium tickets for sporting events, concert tours and theatres. Tix4AnyEvent operations are located in our leased offices in Las Vegas, Nevada.

Exhibit Merchandising:

The segment provides exhibit and event merchandising through its wholly-owned subsidiary, Exhibit Merchandising, LLC (EM). EM provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store including professional management and both custom-branded products and commercially-available products for sale. EM operates the stores in space provided in conjunction with the exhibit. To date, revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits have been primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.”

Management expects that EM’s growth will be from merchandising opportunities derived from shows produced or presented by our Live Entertainment segment, such as Jesus Christ Superstar and Mannheim Steamroller Christmas, or by adding additional exhibits and events that we currently do not represent.

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

Our Live Entertainment segment focuses on two major areas: production and presentation. As producers, we invest in the creation of original entertainment properties, which are then sold to third party presenters generating upfront guaranteed income, revenue sharing opportunities, and additional opportunities for sponsorship and other ancillary revenue streams. Examples of this are tours of Mannheim Steamroller Christmas and Jesus Christ Superstar.

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

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense and income taxes are managed on a total company basis. Information related to these operating segments is as follows:

Consolidating Statement of Operations (Unaudited)
Six months ended June 30,

	Ticketing	Exhibit	Live
	Services	Merchandising	Entertainment	Corporate		Consolidated

2010
Revenue	$9,841,000	$4,368,000	$17,347,000	$		$31,556,000
Direct cost of revenues	4,182,000	2,580,000	15,328,000			22,090,000
Selling, general and administrative expenses	3,692,000	1,368,000	2,025,000		2,337,000	9,422,000
Depreciation and amortization	296,000	577,000	397,000		16,000	1,286,000
Operating income (loss)	$1,671,000	$(157,000)	$(403,000)		$(2,353,000)	$(1,242,000)

Current assets	$3,552,000	$2,635,000	$2,425,000		$3,671,000	$12,283,000
Fixed assets	935,000	424,000	64,000		135,000	1,558,000
Intangible assets and goodwill	2,425,000	3,391,000	5,963,000		-	11,779,000
Other non-current assets	174,000	28,000	997,000		19,000	1,218,000
Total assets	$7,086,000	$6,478,000	$9,449,000		$3,825,000	$26,838,000

2009
Revenue	$8,825,000	5,110,000	32,819,000			46,754,000
Direct cost of revenues	3,263,000	3,103,000	29,971,000			36,336,000
Selling, general and administrative expenses	1,775,000	1,267,000	2,334,000		2,904,000	8,280,000
Depreciation and amortization	119,000	593,000	395,000		140,000	1,247,000
Operating income (loss)	$3,668,000	147,000	120,000		(3,044,000)	891,000

Current assets	$3,086,000	5,439,000	3,407,000		4,922,000	16,854,000
Fixed assets	512,000	582,000	97,000		76,000	1,267,000
Intangible assets and goodwill	119,000	4,310,000	6,976,000		258,000	11,663,000
Other non-current assets	191,000	13,000	789,000		6,000	999,000
Total assets	$3,908,000	10,344,000	11,269,000		5,262,000	30,783,000

Consolidating Statement of Operations (unaudited)
Three months ended June 30,

	Ticketing	Exhibit	Live
	Services	Merchandising	Entertainment	Corporate		Consolidated

2010
Revenue	$5,098,000	$1,823,000	$7,885,000	$		$14,806,000
Direct cost of revenues	2,202,000	1,133,000	6,926,000			10,261,000
Selling, general and administrative expenses	2,332,000	731,000	973,000		1,151,000	5,187,000
Depreciation and amortization	173,000	285,000	198,000		9,000	665,000
Operating income (loss)	$391,000	$(326,000)	$(212,000)		$(1,160,000)	$(1,307,000)

2009
Revenue	$4,670,000	$2,321,000	$19,593,000	$		$26,584,000
Direct cost of revenues	1,729,000	1,398,000	18,283,000			21,410,000
Selling, general and administrative expenses	904,000	642,000	1,140,000		1,232,000	3,918,000
Depreciation and amortization	61,000	297,000	198,000		70,000	626,000
Operating income (loss)	$1,976,000	$(16,000)	$(28,000)		$(1,302,000)	$630,000

Note 12- Commitment and Contingencies

As of June 30, 2010, the end of the period covered by this report, the Company was subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

Vegas.Com Trademark Litigation

On October 23, 2009, the Company and Tix4Tonight filed a complaint against Vegas.com ("Vegas.com") and Vegas Tix4Less (“VT4L”) in the United States District Court for the Central District of California for federal trademark infringement, federal trade dress infringement and unfair competition, and common law unfair competition. Specifically, the complaint alleges that Vegas.com and VT4L are intentionally confusing consumers by using the Company's and Tix4Tonight's trademarks and trade dress. The complaint seeks damages, an injunction, declaratory relief, and attorneys' fees and costs. On December 4, 2009, Vegas.com and VT4L filed a Motion to Dismiss and/or Transfer the Litigation to Nevada, arguing that the court lacked personal jurisdiction over the defendants and that venue was either improper or inconvenient. The Company and Tix4Tonight filed its Opposition on January 29, 2010, and on March 1, 2010 Vegas.com and VT4L filed their Reply.  To stop Vegas.com and VT4L's infringement during the pendency of the litigation, the Company and Tix4Tonight filed a Motion for Preliminary Injunction on February 22, 2010. Vegas.com and VT4L responded on March 8, 2010, and the Company and Tix4Tonight filed a Reply one week later.  On March 24, 2010, the Court granted both parties’ requests for jurisdictional discovery, which was completed on May 25, 2010.  Pursuant to an order issued by the Court, the parties submitted supplemental briefing on June 21, 2010, addressing the results of jurisdictional discovery.  The Company and Tix4Tonight requested that, if the Court denies Vegas.com's and VT4L's Motion to Dismiss on personal jurisdiction grounds, it proceed immediately to the merits of the Motion for Preliminary Injunction.  Both motions are now fully briefed and awaiting decision by the Court.
Vegas.Com Antitrust Litigation

On December 14, 2009, Vegas.com and VT4L filed a complaint in the United States District Court for the District of Nevada alleging violations by the Company and its wholly owned subsidiary Tix4Tonight of 15 U.S.C. §1, 15 U.S.C. §2, 15 U.S.C. §14, and Nevada state law. The Complaint specifically alleges that the Company and Tix4Tonight entered into exclusive deals with venues and producers with the effect of unreasonably restricting trade and commerce, prevented actual and prospective competitors such as Vegas.com and VT4L from entering the market or obtaining a non-trivial share of the market, interfered with existing or prospective contractual arrangements between Vegas.com and VT4L and venues and producers, and asserted an invalid patent to prevent competition. In their demand, Vegas.com and VT4L seek compensatory, consequential, incidental, treble and punitive damages in an amount to be determined at trial, in addition to attorneys' fees and costs and injunctive relief. On December 23, 2009, Vegas.com and VT4L filed an Amended Complaint to add requests for declaratory judgment of non-infringement and invalidity related to the Company's ticket systems patent and also a claim for unfair trade practices under the Lanham Act related to the assertion of that patent. On February 3, 2010, Vegas.com and VT4L filed their Second Amended Complaint, to add allegations that the Company and Tix4tonight helped organize a group boycott among venues and producers against VT4L. On March 4, 2010, the Company and Tix4Tonight filed a Motion to Dismiss the Second Amended Complaint.  On April 21, 2010, Vegas.com and VT4L filed an Opposition to the Motion to Dismiss.  The Company and Tix4Tonight then filed a Reply in Support of the Motion to Dismiss on May 10, 2010.  The Motion to Dismiss is now fully briefed and awaiting decision by the Court.

We are currently defending these proceedings and claims, and, although the outcome of legal proceedings is inherently uncertain, we anticipate that we will be able to resolve these matters in a manner that will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The aggregate minimum future obligations for debt payments, rental payments under non-cancelable operating and capital leases for facilities in operation at June 30, 2010, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

On March 19, 2010, the Company entered into a sixty month lease under which we lease our principal executive offices.  Pursuant to the lease, we relocated our offices to 12711 Ventura Boulevard, Suite 340, Studio City CA 91604, a 3,970 square foot space.  The lease commenced May 1, 2010 and our monthly rent under the lease is $12,250.  The rent is subject to increase to approximately $12,600, $13,000, $13,400 and $13,800 respectively, on the first, second, third and fourth anniversaries of the extended lease term.  We will be responsible for paying our allocable portion of operating expenses in addition to the monthly rent.

When we acquired All Access Entertainment, LLC (Note 4), we assumed certain operating leases for various locations.  The obligations related to these locations are included in the table below.

	Payments due by Fiscal Years Ending December 31,
	Total	2010	2011	2012	2013	2014 and beyond

Debt obligations	$1,000,000	$1,000,000	$-	$-	$-	$-

Capital lease obligations	44,000	24,000	9,000	8,000	3,000	-

Operating lease obligations	10,388,000	1,694,000	3,030,000	2,582,000	1,512,000	1,570,000

Total contractual cash obligations	$11,432,000	$2,718,000	$3,039,000	$2,590,000	$1,515,000	$1,570,000

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

Executive Overview

During the second quarter of 2010, we continued to execute our strategy to improve and build our operations comprised of Tix4Tonight, Exhibit Merchandising (EM) and Tix Productions, Inc. (TPI). The highlights for each of our segments for the six months ended June 30, 2010 were as follows:

Tix4Tonight

•
For the six months ended June 30, 2010, Tix4Tonight sold 716,000 tickets. These ticket sales represented an increase of 58,000 tickets over the prior year’s comparable six month period and reflected a 9% increase over the prior year’s ticket sales.

•
For the six months ended June 30, 2010, Tix4Tonight sold tickets with a value of $44.2 million. The value of the tickets sold represented an increase of $6.2 million over the prior year’s comparable six month period, and reflected a 16% increase over the prior year’s ticket sales.

•
For the six months ended June 30, 2010, Tix4Tonight’s Tix4Dinner business sold dinner reservations with a value of $636,000. These reservation sales represented an increase of $33,000 over the prior year’s comparable six month period, and reflected a 6% increase over prior year’s dinner reservations revenue.

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

Exhibit Merchandising

•
EM is now providing and operating the retail specialty store for the museum exhibition tour by Arts and Exhibitions International, LLC (AEI), a subsidiary of AEG, “Cleopatra: The Search for the Last Queen of Egypt”, which made its worldwide debut in Philadelphia at The Franklin Institute on June 5, 2010.  The tour runs to January 2, 2011, before moving on to four other cities that are currently scheduled.

Live Entertainment

•
Total shows produced or presented declined to 459 during the six months ended June 30, 2010 as compared to 664 performances during the same period of the prior year.  This segment of our business often fluctuates quarter to quarter due to the number of shows available on the market and the timing of the actual shows.  The Company expects the number of performances to increase throughout the year.  While revenues from this segment have historically experienced a signficant  seasonal decline  in the third quarter of a fiscal year, we don’t expect to see this seasonality this fiscal year due to the portfolio of shows and revenues scheduled during the third quarter of this year.  This segment does typically experience a substantial increase during the fourth quarter of the fiscal year due to holiday related performances, and we expect that trend to continue for the coming fourth quarter.

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

Intangible Assets and Goodwill:

The Company evaluates intangible assets and goodwill for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  There were no indications of impairment based on management’s assessment at June 30, 2010. As of June 30, 2010, we have $11.8 million of remaining goodwill and intangible assets related to our acquisitions of Exhibit Merchandising LLC, Magic and Arts Entertainment, NewSpace Entertainment, and All Access. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs, we may have further goodwill impairments.

Recently Issued Accounting Guidance:

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Consolidated Results of Operations –

Three and Six Months Ended June 30, 2010 compared to the Three and Six Months Ended June 30, 2009:

Consolidated Results of Operations - Three and Six Months ended June 30,

			% change			% change
	Three Months Ended June 30,		2010 v	Six Months Ended June 30,		2010 v
	2010	2009	2009	2010	2009	2009

Revenue	$14,806,000	$26,584,000	-44%	$31,556,000	$46,754,000	-33%

Operating Expenses:
Direct operating expenses	10,261,000	21,410,000	-52%	22,090,000	36,336,000	-39%
Selling, general and administrative expenses	4,036,000	2,686,000	50%	7,085,000	5,376,000	32%
Depreciation and Amortization	665,000	626,000	6%	1,286,000	1,247,000	3%
Corporate expenses	1,151,000	1,232,000	-7%	2,337,000	2,904,000	-20%

Operating Income (Loss)	(1,307,000)	630,000	-307%	(1,242,000)	891,000	-239
Operating Margin	-9%	2%		-4%	2%
Interest expense	(2,000)	(3,000)		(4,000)	(7,000)
Interest income	18,000	9,000		25,000	22,000
Other income – net	71,000	129,000		78,000	154,000
Income (loss) before income taxes	(1,220,000)	765,000		(1,143,000)	1,060,000

Income tax expense	111,000	106,000		111,000	106,000

Net income (loss)	$(1,331,000)	$659,000		$(1,254,000)	$954,000

Three Months Ended June 30, 2010 and 2009:

Revenues

The Company earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues we also offer discount dinner reservations. From Exhibit Merchandising, LLC “EM”, we earn revenues from the management of retail outlets associated with the sale of merchandise related to touring exhibits, such as “Tutankhamun and The Golden Age of the Pharaohs.” Through our Live Entertainment segment, we earn revenues from the presentation and production of events, as well as sponsorship and ancillary revenues. Our revenues for the three months ended June 30, 2010 and 2009 were $14.8 million and $26.6 million, respectively. Our revenues decreased $11.8 million, or 44%, during the three months ended June 30, 2010 as compared to the same period of the prior year. The decrease in revenues was primarily the result of an $11.7 million decrease in Live Entertainment segment, a decrease in revenues of $498,000 from our Exhibit Merchandising segment partially offset by a $428,000 increase in revenues from our Ticketing Services segment.

More detailed explanations of the three months ended June 30, 2010 and 2009 changes are included in the applicable segment discussions following.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct costs of revenues for the three months ended June 30, 2010 and 2009 were $10.3 million and $21.4 million, respectively. Our operating expenses decreased $11.1 million or 52% during the three months ended June 30, 2010 as compared to the same period of the prior year. The decrease in direct operating expenses is reflective primarily of the lower overall revenues from our Live Entertainment and Exhibit Merchandising segments.

More detailed explanations of the three months ended June 30, 2010 and 2009 changes are included in the applicable segment discussions following.

Selling, General and Administrative Expenses

Selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities. Our operating segment selling, marketing and administrative expenses for the three months ended June 30, 2010 and 2009 were $4.0 million and $2.7 million, respectively. Our selling, general and administrative expenses increased $1.4 million or 50% during the three months ended June 30, 2010 as compared to the same period of the prior year due to an increase of $1,428,000 and $89,000 increase in selling and general and administrative expenses in our Ticketing Services and Exhibit Merchandising segments, respectively.  This increase was partially offset by a $167,000 decrease in selling, general and administrative expenses at our Live Entertainment segment.

During the three and six months ended June 30, 2010, the Company recorded a charge for bad debt of $1.0 million.  This balance owed to us is related to our premium ticket business done through our Tix4AnyEvent unit, which is part of our Ticketing Services segment.  Throughout fiscal year 2009, we both advanced funds and purchased tickets on behalf of an unrelated ticket broker.  The tickets were for various sporting and live entertainment events, including the recent FIFA World Cup event concluded in July 2010.  Our broker’s responsibility was to sell the tickets and both refund our advances and provide us with a commission based on our agreement.  Due to non-payment, we have hired legal counsel to pursue collection on our behalf.  Based on management’s current belief that collection is uncertain, we recorded a full reserve against the balance owed to us of $1.0 million.

More detailed explanations of the three months ended June 30, 2010 and 2009 changes are included in the applicable segment discussions following.

Corporate Expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs.  Corporate expenses for the three months ended June 30, 2010 and 2009 were approximately the same at $1.2 million.  Corporate expenses decreased $80,000 for the three months ended June 30, 2010, as compared to same period of the prior year. This decrease in corporate expenses is the result of a decrease in employee costs associated with stock option expense and regulatory costs, which was offset in part by $125,000 in severance costs associated with the departure of a former officer of the Company.

Depreciation and Amortization

Our depreciation and amortization was $665,000 and $626,000 for the three months ended June 30, 2010 and 2009 respectively. The increase of $39,000 in depreciation and amortization expense in 2009 primarily is the result of intangible assets acquired in February 2010 as part of the All Access acquisition and the purchase of fixed assets during the first half of this fiscal year.

Other Income

Other income was $71,000 and 129,000 for the three months ended June 30, 2010, and was the result of miscellaneous box office revenues, such as patron club income and season handling fees, earned by our Live Entertainment segment Tix Productions.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Income Tax Expense

The provision for income taxes was $111,000 for the three months ended June 30, 2010 compared to $106,000 for the three months ended June 30, 2009. The provision for income taxes for the three months ended June 30, 2010 and 2009 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods, as a result of our history of losses from operations.

Six Months Ended June 30, 2010 and 2009:

Revenues

Our revenues for the six months ended June 30, 2010 and 2009 were $31.6 million and $46.8 million, respectively. Our revenues decreased $15.2 million, or 32%, during the six months ended June 30, 2010 as compared to the same period of the prior year. The decrease in revenues was primarily the result of a $15.5 million decrease in Live Entertainment segment revenues and a $742,000 decrease in Exhibit Merchandising segment revenues, which was partially offset by a $1.0 million increase in revenues from our Ticketing Services segment.

More detailed explanations of the six months ended June 30, 2010 and 2009 changes are included in the applicable segment discussions following.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, cost of tickets and goods sold, artist fees, show related marketing costs and advertising expenses along with other related costs of promoting and producing live entertainment. Direct costs of revenues were $22.1 million for the six months ended June 30, 2010 as compared to $36.3 million for the six months ended June 30, 2009. Our operating expenses decreased $14.2 million or 39% during the six months ended June 30, 2010 as compared to the same period of the prior year. The decrease in direct operating expenses is reflective of the 32% decline in overall revenues earned.

More detailed explanations of the six months ended June 30, 2010 and 2009 changes are included in the applicable segment discussions following.

Selling, General and Administrative Expenses

Selling, marketing and administrative expenses include advertising and promotional costs related to the Company’s business activities. Our operating segment selling, marketing and administrative expenses were $7.1 million and $5.4 million for the six months ended June 30, 2010 and 2009, respectively. Our selling, general and administrative expenses increased $1.7 million or 32% during the six months ended June 30, 2010 as compared to the same period of the prior year due to a $309,000 decline in selling and general and administrative expenses in our Live Entertainment segment.  This decline was offset by $1.9 million and $101,000 increases in selling, general and administrative expenses at our Ticketing Services and Exhibit Merchandising segments, respectively.

During the three and six months ended June 30, 2010, the Company recorded a charge for bad debt of $1.0 million.  This balance owed to us is related to our premium ticket business done through our Tix4AnyEvent unit, which is part of our Ticketing Services segment.  Throughout fiscal year 2009, we both advanced funds and purchased tickets on behalf of an unrelated ticket broker.  The tickets were for various sporting and live entertainment events, including the recent FIFA World Cup event concluded in July 2010.  Our broker’s responsibility was to sell the tickets and both refund our advances and provide us with a commission based on our agreement.  Due to non-payment, we have hired legal counsel to pursue collection on our behalf.  Based on management’s current belief that collection is uncertain, we recorded a full reserve against the balance owed to us of $1.0 million.

More detailed explanations of the six months ended June 30, 2010 and 2009 changes are included in the applicable segment discussions following.

Corporate Expenses

Corporate expenses are expenses that relate to activities at or directed by our executive offices. Significant components of corporate expenses consist of corporate personnel and personnel-related costs, insurance, legal and accounting fees, consulting and advisory fees, merchant fees and corporate occupancy costs. Corporate expenses for the six months ended June 30, 2010 and 2009 were $2.4 and $2.9 million, respectively. The reduction in expense of $567,000 was due to a decline of $614,000 in stock based compensation expense which was partially offset by the recording of severance expense of $125,000 related to the departure of one of our former officers.  The remaining decline was due to normal fluctuations in our operating accounts with no one account that was individually significant.

Depreciation and Amortization

Our depreciation and amortization was $1.3 million and $1.2 million for the six months ended June 30, 2010 and 2009 respectively. The increase of $39,000 in depreciation and amortization expense in 2010 primarily reflects an increase in amortization expense related to intangible assets acquired during our acquisition of All Access in February 2010.

Other Income
Other Income and Expense was $78,000 and 154,000 for the six months ended June 30, 2010, and was the result of miscellaneous box office revenues, such as patron club income and season handling fees, earned by our Live Entertainment segment Tix Productions.

Interest Income

Interest income was immaterial for all periods presented. Fluctuations in interest income were due primarily to fluctuations in our cash balances.

Income Tax Expense

The provision for income taxes was $111,000 and $106,000 for the six months ended June 30, 2010 and 2009, respectively. The provision for income taxes for the six months ended June 30, 2010 and 2009 were determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods, as a result of our history of losses from operations.

Ticketing Services:

Our Ticketing Services segment operating results were as follows:

Segment Reporting- Ticketing Services

			% Change			% Change
	Three Months Ended June 30,		2010 vs.	Six Months Ended June 30,		2010 vs.
	2010	2009	2009	2010	2009	2009

Revenue	$5,098,000	$4,670,000	9%	$9,841,000	$8,825,000	12%
Operating Expenses:
Direct operating expenses	2,202,000	1,729,000	27%	4,182,000	3,263,000	28%
Selling, general and administrative expenses	2,332,000	904,000	158%	3,692,000	1,775,000	108%
Depreciation and amortization	173,000	61,000	184%	296,000	119,000	149%

Operating income (loss)	$391,000	$1,976,000	-80%	$1,671,000	$3,668,000	-54%

Operating margin	8%	42%	-82%	17%	42%	-59%

Three months ended June 30, 2010 and 2009:

Revenues

Ticketing Services has two operating units:

•	Tix4Tonight, our discount ticket seller

•	Tix4AnyEvent (AnyEvent or AE), our premium ticket operation

The Ticketing Services segment earns fee revenues from the sales of discounted tickets from purchasers of the tickets and commissions from the entertainment supplier, as well as revenues from the sale of premium tickets to sporting and other entertainment events. Through our discounted ticket venues, we also offer discount dinner reservations. Ticketing Services revenues were $5.1 million for the three months ended June 30, 2010 as compared to $4.7 million for the three months ended June 30, 2009.  Our revenues increased $428,000, or 9%, during the three months ended June 30, 2010 as compared to the same period of the prior year. The increase in Ticketing Service revenues is the result of a $615,000 million increase in Tix4Tonight revenues including a $93,000 increase in ancillary revenues i.e. the sale of dinner reservations, partially offset by an $187,000 decline in premium ticket revenues.

Tix4Tonight:

Tix4Tonight revenues for the three months ended June 30, 2010 and 2009 were $5.1 million and $4.5 million, which is an increase of $615,000 or 14% in 2010 as compared to the same period in 2009. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2010 as compared to 2009.  Tix4Tonight discount tickets sold increased by 25,000 tickets or 7% to 366,000 discounted show tickets for the three months ended June 30, 2010. The gross sales value of show tickets sold to customers plus commissions and fees earned were $23.0 million for the three months ended June 30, 2010, as compared to $20.0 million for the three months ended June 30, 2009, or a 15% increase.  Lastly, during the three months ended June 30, 2010, revenues from miscellaneous sources of income including dinner and golf reservations decreased by $10,000 and $86,000, respectively, as compared to the prior year.  Tix4Tonight discontinued selling its golf reservations in 2009.

Tix4AnyEvent:

AnyEvent sells premium tickets to concerts, theatre shows and sporting events. AnyEvent’s revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events.  AnyEvent revenues for the three months ended June 30, 2010 and 2009 were $7,000 and $196,000 respectively.  Management reviews the events available on the market and determines, based on risk and other factors, which events to participate in.  Due to the mix of current events and their associated risk, the Company has selectively declined to participate in a number of events in 2010 which has led to a decline of $187,000 in revenue during the three months ended June 30, 2010.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct costs of revenues for the three months ended June 30, 2010 and 2009 were $2.2 million and $1.7 million, respectively, which represented an increase in direct operating expenses of $473,000 or 27%.  The direct operating expenses for the three months ended June 30, 2010 and 2009, as a percentage of revenues were comparable at 43% and 37%, respectively.  The increase in direct operating expenses is not only due to the increase in sales, but we have also experienced increases in both our payroll and rent costs as a percentage of revenue compared to the prior year.  The planned increase in payroll costs was required in order to manage our continued growth while the increase in rent costs is associated primarily with the recent acquisition of All Access Entertainment as discussed in Note 5.

Selling, General and Administrative Expenses

Marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 were $2.3 million and $904,000, respectively. Our selling, marketing and general and administrative expenses increased $1.4 million or 158%, during the three months ended June 30, 2010 as compared to 2009.  During the three months ended June 30, 2010, the Company incurred a charge for bad debt of approximately $1.0 million, as discussed below, and $385,000 in litigation expense for which no similar expense existed in 2009.  Excluding the bad debt charge and litigation expense, selling, general and administrative expenses were comparable at 17% percent of revenues during the three months ended June 30, 2010 as compared to 19% during the three months ended June 30, 2009.

During the three and six months ended June 30, 2010, the Company recorded a charge for bad debt of $1.0 million.  This balance owed to us is related to our premium ticket business done through our Tix4AnyEvent name, which is part of our Ticketing Services segment.  Throughout fiscal year 2009, we both advanced funds and purchased tickets on behalf of our ticket broker.  The tickets were for various sporting and live entertainment events, including the recent FIFA World Cup event concluded in July 2010.  Our broker’s responsibility was to sell the tickets and both refund our advances and provide us with a commission based on our agreement.  Due to non-payment, we have hired legal counsel to pursue collection on our behalf.  Based on management’s current belief that collection is uncertain, we recorded a full reserve against the balance owed to us of $1.0 million.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended June 30, 2010 and 2009 were $173,000 and $61,000, respectively.  The increase of $112,000 or 184% was due primarily to additional amortization expense associated with the intangible assets purchased as part of the All Access acquisition in March 2010.  We expect to incur a similar level of depreciation and amortization for the foreseeable future.

Six months ended June 30, 2010 and 2009:

Revenues

Ticketing Services revenues were $9.8 million and $8.8 million for the six months ended June 30, 2010 and 2009, respectively. Our revenues increased $1.0 million, or 12%, during the six months ended June 30, 2010 as compared to the same period of the prior year. The increase in Ticketing Service revenues is the result of a $1.2 million increase in Tix4Tonight revenues, offset by a $491,000 decline in premium ticket revenues.

Tix4Tonight:

Tix4Tonight revenues for the six months ended June 30, 2010 and 2009 were $9.8 million and $8.6 million, which is an increase of $1.2 million or 14% in 2010 as compared to the same period in 2009. The increase reflects a greater demand for discount tickets as well as an increase in the average selling price per ticket in 2010 as compared to 2009.  Tix4Tonight discount tickets sold increased by 57,000 tickets or 9% to 716,000 discounted show tickets for the six months ended June 30, 2010. The gross sales value of show tickets sold to customers plus commissions and fees earned were $44.2 million for the six months ended June 30, 2010, as compared to $38.0 million for the six months ended June 30, 2009, or a 17% increase.  Lastly, during the six months ended June 30, 2010, revenues from miscellaneous sources of income such as dinner reservations increased by $33,000 while golf reservations decreased by $156,000 compared to the prior year.  Tix4Tonight discontinued selling its golf reservations in 2009.

AnyEvent:

AnyEvent sells premium tickets to concerts, theatre shows and sporting events. AnyEvent’s revenues are dependent in part on sporting events and special concerts occurring, such as boxing matches and reunion tours, as well as our ability to obtain tickets to these events.  AnyEvent revenues for the six months ended June 30, 2010 and 2009 were $31,000 and $254,000 respectively.  Management reviews the events available on the market and determines, based on risk and other factors, which events to participate in.  Due to the mix of current events and their associated risk, the Company has selectively declined to participate in a number of events in 2010 which has led to a decline of $224,000 in revenue during the three months ended June 30, 2009.

Direct Operating Expenses

Direct operating expenses include payroll and related costs, rents, and cost of tickets sold. Direct Costs of revenues for the six months ended June 30, 2010 and 2009 were $4.2 and $3.3 million, respectively, which represented an increase in direct operating expenses of $919,000 or 28%, which was the result of 24% increase in revenues.  The direct operating expenses for the six months ended June 30, 2010 and 2009, as a percentage of revenues were 43% and 37%, respectively.   The increase in direct operating expenses is not only due to the increase in sales, but from increases in both our payroll and rent costs, as a percentage of revenue, compared to the prior year.  The planned increase in payroll costs was required in order to manage our continued growth while the increase in rent costs is associated primarily with the recent acquisition of All Access Entertainment as discussed in Note 5.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment cost of management. Selling, general and administrative expenses for the six months ended June 30, 2010 and 2009 were $3.7 million and $1.8 million, respectively. Our selling, general and administrative expenses increased $1.9 million or 108%, during the six months ended June 30, 2010 as compared to 2009.  During the six months ended June 30, 2010, the Company incurred a charge for bad debt of approximately $1.0 million, and approximately $900,000 in litigation expense for which no similar expense existed in 2009.  Excluding the bad debt charge and litigation expense, selling, general and administrative expenses were comparable at 18% percent of revenues during the three months ended June 30, 2010 as compared to 20% during the three months ended June 30, 2009.

During the three and six months ended June 30, 2010, the Company recorded a charge for bad debt of $1.0 million.  This balance owed to us is related to our premium ticket business done through our Tix4AnyEvent name, which is part of our Ticketing Services segment.  Throughout fiscal year 2009, we both advanced funds and purchased tickets on behalf of our ticket broker.  The tickets were for various sporting and live entertainment events, including the recent FIFA World Cup event concluded in July 2010.  Our broker’s responsibility was to sell the tickets and both refund our advances and provide us with a commission based on our agreement.  Due to non-payment, we have hired legal counsel to pursue collection on our behalf.  Based on management’s current belief that collection is uncertain, we recorded a full reserve against the balance owed to us of $1.0 million.

Depreciation and Amortization

Depreciation and amortization expense incurred during the six months ended June 30, 2010 and 2009 were $296,000 and $119,000, respectively.  The increase of $177,000 or 149% was due primarily to additional amortization expense related to intangible assets acquired during the All Access acquisition in March 2010.  We expect to incur a similar level of depreciation and amortization for the foreseeable future.

Exhibit Merchandising:

Our Exhibit Merchandising segment operating results were as follows:

Segment Reporting - Exhibit Merchandising

			% Change			% Change
	Three Months Ended June 30,		2010 vs.	Six Months Ended June 30,		2010vs.
	2010	2009	2009	2010	2009	2009

Revenue	$1,823,000	$2,321,000	-21%	$4,368,000	$5,110,000	-15%
Operating Expenses:
Direct operating expenses	1,133,000	1,398,000	-19%	2,580,000	3,103,000	-17%
Selling, general and administrative expenses	731,000	642,000	14%	1,368,000	1,267,000	8%
Depreciation and amortization	285,000	297,000	-4%	577,000	593,000	3%

Operating income (loss)	$(326,000)	$(16,000)	-1938%	$(157,000)	$147,000	-207%

Operating margin	-18%	-1%	-2494%	-4%	3%	-225%

Three Months Ended June 30, 2010 and 2009:

Revenues

Exhibit Merchandising (EM) provides retail specialty stores for touring museum exhibitions and touring theatrical productions. EM provides a complete turn-key retail store with commercially available and extensive custom-branded product for sale. It operates the stores in space rented in conjunction with the exhibit. During the three months ended June 30, 2010 and 2009, EM generated $1.8 million and $2.3 million in revenues, respectively. Revenue is derived from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs” are currently booked in museums through July 2011 and December 2012, respectively. The $498,000 decline in revenues during the second quarter of 2010 is due to the move of the exhibits, “Tutankhamun and The Golden Age of the Pharaohs” from San Francisco to New York, “Tutankhamun the Golden King and the Great Pharaohs” from Toronto,  Canada to Denver, and “Real Pirates: The Untold Story of the Whydah from Slave Ship to Pirate Ship” from Norfolk to St. Louis, which caused the exhibits to be closed for approximately 98 combined days as compared to 40 days during the same period of the prior year.  Exhibit Merchandising introduced one new exhibit during the three months ended June 30, 2010 titled “Cleopatra: The Search for the Last Queen of Egypt” which opened in Philadelphia on June 5, 2010.

Direct Operating Expenses

Exhibit Merchandising’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses for the three months ended June 30, 2010 and 2009 were $1.1 million and $1.4 million, respectively and as a percent of revenues were 62% and 60%, respectively.  Direct operating expenses declined due to the decline in revenues.

Selling, General and Administrative Expenses

Selling, marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment’s cost of management. For the three months ended June 30, 2010 and 2009, selling, marketing and administrative expenses were $731,000 or 40% of revenues and $642,000 or 28% of revenues, respectively. The increase in selling, marketing and administrative expenses reflects the increased cost of operating our stores abroad as compared to domestic stores.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended June 30, 2010 and 2009 was $285,000 and $297,000, respectively, and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. We expect the current level of depreciation and amortization to continue through 2010.

Six Months Ended June 30, 2010 and 2009:

Revenues

During the six months ended June 30, 2010 and 2009, EM generated $4.4 million and $5.1 million in revenues, respectively. Revenue is derived from the Company’s retail outlets associated with the sale of merchandise related to touring exhibits, primarily derived from “Tutankhamun and The Golden Age of the Pharaohs.” EM is subject to revenue fluctuations as a result of the exhibits that it represents moving from one location to another. The move of an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. “Tutankhamun and The Golden Age of the Pharaohs” and “Tutankhamun the Golden King and the Great Pharaohs” are currently booked in museums through July 2011 and December 2012, respectively. The $742,000 decline in revenues during the six months ended June 30, 2010 is due to the movement of a number of our exhibits from one location to another.  During the six months of 2010, although there was a 6% decline in overall attendance to the exhibits, there was a 9% decrease in revenue per attendee at our retail specialty stores. The decline in revenues per attendee was the result of generally poor economic conditions.

Direct Operating Expenses

EM’s operating expenses include payroll and related costs, rents, and cost of goods sold. Direct operating expenses for the six months ended June 30, 2010 and 2009 were $2.6 million and $3.1 million, respectively and were 59% and 60% of revenues.  The decline in direct operating expenses was due to the decline in revenues.

Selling, General and Administrative Expenses

EM’s selling, marketing and administrative expenses include advertising and promotional costs related to our business activities, as well as the segment’s cost of management. For the six months ended June 30, 2010 and 2009, EM’s selling, marketing and administrative expenses were $1.4 million or 31% of revenues and $1.3 million or 25% of revenues, respectively. The increase in selling, marketing and administrative expenses reflects the increased cost of operating our stores abroad as compared to domestic stores.

Depreciation and Amortization

Depreciation and amortization expense incurred during the six months ended June 30, 2010 and 2009 was $577,000 and $593,000, respectively, and relates primarily to the amortization of the intangible assets that were created as a result of EM being acquired in August 2007. We expect the current level of depreciation and amortization to continue through 2010.

Live Entertainment:

Our Live Entertainment segment operating results were as follows:

Segment Reporting- Tix Productions

			% Change			% Change
	Three Months Ended June 30,		2010vs.	Six Months Ended June 30,		2010 vs.
	2010	2009	2009	2010	2009	2009

Revenue	$7,885,000	$19,593,000	-60%	$17,347,000	$32,819,000	-47%
Operating Expenses:
Direct operating expenses	6,926,000	18,283,000	-62%	15,328,000	29,970,000	-49%
Selling, general and administrative expenses	973,000	1,140,000	-15%	2,025,000	2,334,000	-13%
Depreciation and amortization	198,000	198,000	0%	397,000	395,000	1%

Operating income (loss)	$(212,000)	$(28,000)	657%	$(403,000)	$120,000	-436%

Operating margin	-3%	0%	-1781%	-2%	0%	-735%

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

As a live entertainment presenter, we book touring theatrical and concert presentations with a history of successful commercial appeal as well as participate in the development and roll out of new theatrical and concert presentations often originating on Broadway in New York or the West End in London. We use a wide variety of marketing channels to sell tickets to these programs including our substantial subscriber-based businesses in eleven US cities, our Salt Lake City based group and corporate sales team, standard marketing tools including print, radio, television, outdoor and, most recently new e-marketing tools. In addition, we invest in shows or productions in advance of their initial tour to obtain favorable touring and distribution rights.

Three Months Ended June 30, 2010:

Revenues

During the three months ended June 30, 2010 and 2009, revenues from our Live Entertainment operations were $7.9 million and $19.6 million, respectively. The $11.7 million decrease in revenues is due to several factors including:

•
In the second quarter of 2010 we presented or produced 219 show dates as compared to 305 show dates in the second quarter of 2009.  This segment of our business often fluctuates quarter to quarter due to the number of shows available on the market and the timing of the actual shows.  The Company expects the number of performances to increase throughout the year.  While revenues from this segment have historically experienced  significant seasonal decline in the third quarter of a fiscal year, we don’t expect to see this seasonality this fiscal year due to the portfolio of shows and revenues scheduled during the third quarter of this year.  This segment does typically experience a substantial increase during the fourth quarter of the fiscal year due to holiday related performances and we expect that trend to continue for the coming fourth quarter.

•
In 2009, many productions that Tix was associated with toured Canada during the election cycle which, due to a strong Canadian dollar and economy, resulted in unusually strong profits. These combined factors resulted in an unusually large number of productions in the first and fourth quarters that under normal circumstances would have naturally fallen in the second or third quarters.

Revenues from live entertainment are a function of a number of elements: tickets sold, ticket prices and ancillary revenue streams including sponsorships and revenues generated through premium ticketing opportunities.  In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these revenues at gross. In other instances where we only receive a fee and are not the principal obligors to vendors, we record these revenues at net. It is management’s belief that this is consistent with authoritative guidance issued by the Financial Accounting Standards Board.  Revenues from our Live Entertainment operations are seasonal with the first and fourth quarters being traditionally the strongest.

Opportunities for growth in the Live Entertainment unit revolve around our expanding ownership of intellectual content.  In addition, we see growth opportunities to present in major marketplaces such as Detroit and Milwaukee where competition has diminished due to industry consolidation, and even more opportunities in smaller markets where individual promoters and competitors have left the market.

Direct Operating Expenses

During the three months ended June 30, 2010 and 2009, direct operating expenses were $6.9 million and $18.3 million and represented 88% and 93% of revenues, respectively. The lower direct operating cost as a percentage of revenues reflects the mix of shows currently being presented.  Expenses that are direct operating expenses include the show guarantees, profit sharing and royalties paid directly to the touring productions; direct expenses of the theater which include staffing, rent and box office charges; marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, General and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. For the three months ended June 30, 2010 and 2009, Live Entertainment’s administrative expenses were $973,000 and $1.1 million, respectively.  The decrease is due to decreased marketing expenses due to the decline in revenues.

Depreciation and Amortization

Depreciation and amortization expense incurred during the three months ended June 30, 2010 and 2009 was $198,000 and $198,000, and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for the remainder of 2010.

Six Months Ended June 30, 2010:

Revenues

During the six months ended June 30, 2010 and 2009, revenues from our Live Entertainment operations were $17.3 million and $32.8 million, respectively. The $15.5 million decrease in revenues is due to several factors including:

•
During the six months ended June 30, 2010, we presented or produced 459 show dates as compared to 664 show dates in the six months ended June 30, 2009.  This segment of our business often fluctuates quarter to quarter due to the number of shows available on the market and the timing of the actual shows.  The Company expects the number of performances to increase throughout the year.  While revenues from this segment have historically experienced a significant seasonal decline  in the third quarter of a fiscal year, we don’t expect to see this seasonality this fiscal year due to the portfolio of shows and revenues scheduled during the third quarter of this year.  This segment does typically experience a substantial increase during the fourth quarter of the fiscal year due to holiday related performances and we expect that trend to continue in the coming fourth quarter.

•
In 2009, many productions that Tix was associated with toured Canada during the election cycle which, due to a strong Canadian dollar and economy, resulted in unusually strong profits. These combined factors resulted in an unusually large number of productions in the first and fourth quarters that under normal circumstances would have naturally fallen in the second or third quarters.

Direct Operating Expenses

During the six months ended June 30, 2010 and 2009, direct operating expenses were $15.3 million and $30.0 million and represented 88% and 88% of revenues, respectively. Expenses that are direct operating expenses include the guarantees, profit sharing and royalties paid directly to the touring productions; direct expenses of the theater which include staffing, rent and box office charges; marketing costs and production costs which include equipment rentals, stagehands and the cost of our production and settlement manager to attend the production. Live Entertainment productions typically have large back-end sharing relationships with the productions involved and, as a result, significant increases in presentation revenue do not typically result in comparable increases in operating income as much of that goes to the production at hand. On the other hand, significant decreases in presentation revenue do have a comparable impact on operating income as the largest burden of risk in these presentations lies with the promoter. In instances where the Company acts as the primary obligor with suppliers, assumes credit risk, directs the pricing of the tickets and purchases the advertising, the Company records these expenses at gross.

Selling, General and Administrative Expenses

Live Entertainment’s selling, marketing and administrative expenses include advertising and promotional costs related to its business activities, as well as the segment cost of management. For the six months ended June 30, 2010 and 2009, Live Entertainment’s administrative expenses were $2.2 million and $2.4 million, respectively.  The decrease is due to decreased marketing expenses due to the decline in revenues.

Depreciation and Amortization

Depreciation and amortization expense incurred during the six months ended June 30, 2010 and 2009 was $397,000 and $395,000, and primarily relates to amortization of the intangible assets that resulted from the acquisitions of Magic and NewSpace. We expect to incur a similar level of depreciation and amortization for the remainder of 2010.

Liquidity and Capital Resources:

Summary of consolidated cash flows:

	For The Six Months Ended June 30,
	2010	2009

Net cash provided by operating activities	$484,000	$4,353,000

Net cash used in investing activities	$(1,895,000)	$(98,000)

Net cash provided by (used in) financing activities	$(38,000)	$(517,000)

Effect of exchange rate on cash	$16,000	$14,000
Change in cash:
Net increase (decrease)	(1,432,000)	3,752,000
Balance at beginning of period	9,885,000	9,192,000
Balance at end of period	$8,453,000	$12,944,000

At June 30, 2010, we had cash of $8.5 million and total assets of $26.8 million compared to $9.9 million and $29.6 million, respectively, at December 31, 2009. Our working capital totaled $5.6 million at June 30, 2010, compared to $7.8 million at December 31, 2009. We had no debt for the six months ended June 30, 2010 and the year ended December 31, 2009.

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

Our revenues and cash fluctuate based upon the seasonality of our various businesses. Examples of seasonality of our businesses include Ticketing Services, which generally reports slightly greater revenues in the third and fourth quarters than those reported in the first half of the year. Our Live Entertainment segment expects to record the majority of its revenues in the fourth quarter. Exhibit Merchandising and AnyEvent are not subject to seasonal fluctuation. Exhibit Merchandising is subject to revenue fluctuations as a result of exhibits that it represents moving from one location to another. Moving an exhibit from one location to another generally results in the exhibit being closed from four to six weeks. The length of time an exhibit is closed is dependent upon the type of exhibit, the distance the exhibit is to be shipped, as well as any special needs that may be required in re-setting the exhibit. AnyEvent revenues are not subject to seasonal fluctuation, but depend on our ability to obtain tickets for events. We expect cash flows from operations and other financing alternatives, to satisfy working capital and capital expenditures for at least the succeeding year.

 Operating Activities:

Cash flows from operations were $484,000 for the six months ended June 30, 2010, compared to $4.4 million for the six months ended June 30, 2009. The $3.9 million decrease in cash flows provided from operations was the result of a $2.2 million decrease in net income in 2010, and adjustments for non-cash items and changes in accounts reflecting operating activities. Significant items adjusting net income in 2010 were $1.3 million in depreciation and amortization expense, a $1.0 million change in allowance for doubtful accounts and $237,000 of fair value of common stock options issued to directors and employees.  Cash provided by operating activities was impacted by decreases in accounts receivable of $1.5 million, a decrease in inventory of 249,000, an increase in deferred revenue of $385,000 offset by a decline accounts payable and accrued expenses of $2.8 million.  The remaining amounts relate to operating accounts that are reflective of the level and timing of activity that occurred during the period, e.g., accrued liabilities.

Cash Flows from Investing Activities:

During the six months ended June 30, 2010 and 2009, we used $1.9 million and $98,000 related to investing activities.

Acquisitions

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

During the six months ended June 30, 2010 and 2009, we purchased fixed assets with a value of $394,000 and $98,000 respectively.

Cash Flows from Financing Activities:

During the six months ended June 30, 2010, we used $38,000 related to financing activities for payments on our existing capital lease obligations.  During 2009, cash used by financing activities included the repurchase of 273,000 shares of our common stock with a fair value of $443,000, $46,000 related to the exercise of options and warrants, and $28,000 related to capital leases.

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

		Three months ended		Three months ended
		June 30, 2010		June 30, 2009

Net income (loss)		$(1,331,000)		$659,000

Interest income	$18,000		$9,000
Interest expense	(2,000)		(3,000)
Net interest income (expense)	$16,000	(16,000)	$6,000	(6,000)

Depreciation		154,000		133,000
Amortization		535,000		493,000
Income taxes		111,000		106,000

EBITDA		$(571,000)		$1,385,000

		Six months ended		Six months ended
		June 30, 2010		June 30, 2009

Net income (loss)		$(1,254,000)		$954,000

Interest income	$25,000		$22,000
Interest expense	(4,000)		(7,000)
Net interest income (expense)	$21,000	(21,000)	$15,000	(15,000)

Depreciation		291,000		264,000
Amortization		995,000		983,000
Income Taxes		111,000		106,000

EBITDA		$122,000		$2,292,000

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

The aggregate minimum future rental payments under non-cancelable operating leases for facilities in operation at June 30, 2010, excluding operating expenses, annual rent escalation provisions, and contingent rental payments based on achieving certain pre-determined sales levels, are as follows:

On March 19, 2010, the Company entered into a sixty month lease under which we lease our principal executive offices.  Pursuant to the lease, we relocated our offices to 12711 Ventura Boulevard, Suite 340, Studio City CA 91604, a 3,970 square foot space.  The lease commenced May 1, 2010 and our monthly rent under the lease is $12,250.  The rent is subject to increase to approximately $12,600, $13,000, $13,400 and $13,800 respectively, on the first, second, third and fourth anniversaries of the extended lease term.  We will be responsible for paying our allocable portion of operating expenses in addition to the monthly rent.

When we acquired All Access Entertainment, LLC (Note 4), we assumed certain operating leases for various locations.  The obligations related to these locations are included in the table below.

	Payments due by Fiscal Years Ending December 31,
	Total	2010	2011	2012	2013	2014 and beyond

Debt obligations	$1,000,000	$1,000,000	$-	$-	$-	$-

Capital lease obligations	44,000	24,000	9,000	8,000	3,000	-

Operating lease obligations	10,388,000	1,694,000	3,030,000	2,582,000	1,512,000	1,570,000

Total contractual cash obligations	$11,432,000	$2,718,000	$3,039,000	$2,590,000	$1,515,000	$1,570,000

Employment Agreements:

The Company has employment agreements with its President and Chief Executive Officer, as well as several of its key officers and employees that are for varying periods of one to three years.

Retirement Plan:

The Company has a 401(k) retirement plan which covers substantially all employees. Under the plan, participants may defer the receipt of up to 75% percent of their annual compensation, but not to exceed the maximum amount as determined by the Internal Revenue Code. The amount of the employer matching contribution is equal to 100% of the first 3% withheld and 50% for the next 2% withheld. The Company may make additional matching contributions as determined and approved by the Board of Directors. Total 401(k) retirement plan expense amounted to $83,000 and $76,000 for the six months ended June 30, 2010 and 2009, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As substantially all of our investments are in short-term bank deposits, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three or six month periods ended June 30, 2010, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2010, the end of the period covered by this report, the Company was subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

We are party to the legal proceedings described in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 12 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

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

TIX CORPORATION (Registrant)

Date: August 9, 2010	By:	/s/Mitch Francis
Mitch Francis
Chief Executive Officer

Date: August 9, 2010	By:	/s/ Steve Handy
Steve Handy
Chief Financial Officer (On behalf of the registrant and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

31.1	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.